Form 10-Q
period 1995-04-29
HAROLDS STORES INC
filed 1995-06-13
CIK 818682

18

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                 Commission File No. 0-
             April 29, 1995                                 16131


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Delaware                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification
                                                           No.)
      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
     (Address of  principal executive                 (Registrant's
                 offices)                           telephone number,
                (Zip Code)                            including area
                                                          code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            Yes      X      .                   No              .


              APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Common Stock 4,707,332


              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
               For the Period Ended April 29, 1995


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

            Consolidated   Balance  Sheets  -  April   29,   1995
(unaudited) and January 28, 1995.                    3

          Consolidated Statements of Earnings -
                Thirteen  Weeks ended April 29, 1995  (unaudited)
and April 30, 1994 (unaudited)                       5

          Consolidated Statements of Stockholders' Equity -
                Thirteen  Weeks ended April 29, 1995  (unaudited)
and April 30, 1994 (unaudited)                       6

          Consolidated Statements of Cash Flows -
                Thirteen  Weeks ended April 29, 1995  (unaudited)
and April 30, 1994 (unaudited)                       7

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                  9

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                     12

     Item  6.  Exhibits and Reports on Form 8-K:
          There were no reports on Form 8-K for the quarter ended
April  29, 1995

     Signature                                       13


             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                                April 29,     January
                                                     1995    28, 1995
                                               (unaudited)
 Current assets:

    Cash                                       $      560         109
    Trade accounts receivable, less
 allowance                                          4,826       4,238
        for doubtful accounts of $175
    Other accounts receivable                         999         671
    Merchandise inventories                        16,587      17,847
    Prepaid expenses                                  845         646
    Deferred income taxes                             622         622

    Total current assets                           24,439      24,133

 Property and equipment, at cost                   16,281      15,186
 Less accumulated depreciation and                 (5,357)    (4,955)
 amortization

    Net property and equipment                     10,924      10,231

 Other assets                                         396         297


    Total assets                                  $35,759      34,661


See   accompanying   notes  to  interim  consolidated   financial
statements.



             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                  April 29,     January
                                                       1995    28, 1995
                                                (unaudited)

 Current liabilities:

    Note payable to bank                         $    5,660       4,902
    Current maturities of long-term debt                 75          75
    Accounts payable                                  4,074       4,154
    Redeemable gift certificates                        371         509
    Accrued bonuses and payroll expenses              1,415       1,129
    Accrued rent expense                                227         257
    Income taxes payable                                345         583

           Total current liabilities                 12,167      11,609

 Long-term debt, net of current maturities              575         594
 Deferred income taxes                                  198         198


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -           -
 issued
    Common stock of $.01 par value
       Authorized 7,500,000 shares; issued and
       outstanding 4,705,205 in April,                   47          47
 4,698,174 in     January
     Additional paid-in capital                      17,564      17,491
     Retained earnings                                5,208       4,722

       Total stockholders' equity                    22,819      22,260


       Total liabilities and stockholders'        $  35,759      34,661
 equity


See   accompanying   notes  to  interim  consolidated   financial
statements.



             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)

                                     13 Weeks      13 Weeks
                                        Ended   Ended April
                                    April 29,      30, 1994
                                         1995
                                        (unaudited)

 Net sales                            $21,316        16,753

 Costs and expenses:
       Cost   of   goods   sold
 (including occupancy and              13,868        11,097
       central buying expenses)

       Selling,   general   and         6,477         5,254
 administrative expenses

    Interest expense, net                 160
                                                         26

                                       20,505        16,377

      Earnings  before   income           811           376
 taxes

 Provision for income taxes               325
                                                        154

    Net earnings                     $    486
                                                        222

 Net earnings per common share            .10
                                                        .05
 Weighted average number of
 common shares                      4,718,549     4,681,266
    outstanding


See   accompanying   notes  to  interim  consolidated   financial
statements.


              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            13 Weeks     13 Weeks
                                               Ended        Ended
                                           April 29,    April 30,
                                                1995         1994
                                               (unaudited)
 Common stock:

    Balance, beginning and end of        $        47           43
 period


 Additional paid-in capital:

    Balance, beginning of period            $ 17,491       13,047

    Employee Stock Purchase Plan
                                                  73           51

    Balance, end of period                 $  17,564       13,098


 Retained earnings:

    Balance, beginning of period          $    4,722        6,906

    Net earnings                                 486          222

    Balance, end of period                $    5,208        7,128


See   accompanying   notes  to  interim  consolidated   financial
statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            13 Weeks    13 Weeks
                                               Ended       Ended
                                           April 29,   April 30,
                                                1995        1994
                                               (unaudited)
 Cash flows from operating activities:
 Net earnings                              $    486         222
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization               512         391
    Shares issued under employee                 73          51
 incentive plan
 Changes is assets and liabilities:
    Increase in trade and other                (916)       (233)
 accounts receivable
    Decrease in merchandise inventories        1,260        708
    Increase in income taxes receivable           -         (51)
    Increase in other assets                    (99)       (224)
    Increase in prepaid expenses               (199)       (293)
    Decrease in accounts payable                (80)       (250)
    Decrease income taxes payable              (238)           -
    Increase in accrued expenses                118         116

 Net cash provided by operating                 917         205
 activities

 Cash flows from investing activities:
    Acquisition of property and              (1,135)       (301)
 equipment
    Proceeds from disposal of property          (70)          -
 and equipment

 Net cash used in investing activities       (1,205)       (301)

 Cash flows from financing activities:
    Advances on note payable                  5,790       4,095
    Payments of note payable                 (5,032)     (3,700)
    Payments of long-term debt                 (19)         (19)

 Net cash provided by financing                 739         376
 activities

 Net increase in cash                           451         280
 Cash at beginning of year                      109         143
 Cash at end of year                         $  560         423

    See accompanying notes to interim consolidated financial statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                April 29, 1995 and April 30, 1994
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of April 29, 1995 and the results of its operations and cash flows for the thirteen week periods ended April 29, 1995 and April 30, 1994. The results of operations for the thirteen weeks ended April 29, 1995 and April 30, 1994 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 28,
1995  through February 3, 1996, has been designated  as  fiscal
1996.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the ten percent stock dividend in fiscal 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                                 52 Weeks        13 Weeks       13 Weeks
                                    Ended           Ended          Ended
                              January 28,       April 29,      April 30,
                                     1995            1995           1994

 Net Sales                         100.0%          100.0%         100.0%

 Cost of goods sold                (65.2)          (65.1)         (66.2)
 Selling, general and              (29.8)          (30.3)         (31.3)
 administrative expenses
 Interest expense, net              (0.3)           (0.8)          (0.2)

 Earnings before income              4.7              3.8            2.3
 taxes
 Provision for income taxes         (1.9)           (1.5)          (1.0)

 Net earnings                        2.8%            2.3%           1.3%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                                   13 Weeks        13 Weeks
                                      Ended           Ended
                                  April 29,       April 30,
                                       1995            1994

 Store sales (000's)              $  18,783       $  14,871
 Catalog sales (000's)                2,533           1,882

 Net sales (000's)                $  21,316       $  16,753

 Total sales growth                    27.2%          36.3%
 Growth in comparable store             7.8%          20.0%
 sales (52 week basis)
 Growth in catalog sales               34.6%          79.9%

 Store locations:
 Existing stores                         26              22
 New stores opened                        1               -
                                         27              22

      The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales and the growth in catalog sales contributed to total sales growth for the first quarters of fiscal 1996 and 1995.

      New stores opened during the prior 12 months include a 4,000 square foot men's and ladies' store in Charlotte, North Carolina opened in July 1994 (second quarter of the fiscal year ended January 28, 1995), a 3,300 square foot ladies' store opened in Austin, Texas in September 1994 (third quarter), a 5,500 square foot men's and ladies' store opened in Plano, Texas in October 1994 (third quarter), a 5,000 square foot men's and ladies' store opened in Phoenix, Arizona in November 1994 (fourth quarter), and a 4,200 square foot men's and ladies' store opened in St. Louis, Missouri in March 1995 (first quarter of the fiscal year ended February 3, 1996).

      Significant increases in mail order catalog sales are the direct result of the Company's expansion of this segment of the business. Since the 1989 test market of Harold's first catalog, the Company has expanded its regular catalog to include four seasonal issues each year. For the previous fiscal year, the Company's catalog averaged 65 pages per issue with an aggregate mailing (including abridged issues) of approximately 4.7 million catalogs.

      The Company's gross margin increased for the current thirteen week period compared to the same period in the prior fiscal year. This increase is the result of reduced markdowns in the current fiscal year related to increased store sales.

      Selling, general and administrative expenses decreased as a percentage of sales. Increased expenses during the prior thirteen week period relating to advertising and catalog production costs was the primary reason for this decrease. Management anticipates that selling, general and administrative expenses will increase as a result of the Company's expansion plans, with improvement in net operating profits, if any, coming from new store sales and improvements in maintained gross margins.

       The average balance on total outstanding debt was $6,040,000 for the first quarter of fiscal 1996 compared to
$2,240,000 for the first quarter of fiscal 1995. Average interest rates on the Company's lines of credit were approximately the same in both the current and prior fiscal years. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

      The Company's income tax rate decreased to 40% for the first quarter of fiscal 1996 compared to 41% in fiscal 1995. This decreased tax rate is attributable to the Company's estimation of lower tax rates on temporary differences in the first quarter of fiscal 1996 compared to the tax rates in prior period.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the quarter ended April 29, 1995, net cash provided by operating activities was $917,000 as compared to $205,000 for the same period in fiscal 1995. The increase is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements between the first quarters ended April 29, 1995 and April 30, 1994, included an increase of $588,000 in trade receivables. The increase in trade accounts receivable is the result of management's decision to promote sales on Company credit. These promotions are in conjunction with new store openings, as well as existing stores, and are designed to provide a convenient source of credit for the Company's customers at all Harold's locations and to increase the Company's finance charge revenues.

      In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to
(i) a decrease of $1,260,000 in the Company's merchandise inventories for the quarter ended April 29, 1995, as compared to the prior fiscal year, during which inventories decreased by $708,000 and (ii) a decrease of $80,000 in the Company's accounts payable during the quarter ended April 29, 1995, versus a decrease in payables of $250,000 for the prior fiscal year. Management expects the dollar size of its merchandise inventories will increase as it expands its chain of retail stores and catalog operation, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For the quarter ended April 29, 1995, net cash used in investing activities totaled $1,205,000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the quarter ended April 29, 1995, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases.

     The Company has available a short term line of credit with its bank, which was increased effective November 9, 1994 to a $10 million credit facility. This line had an average balance of $5,390,000 and $1,500,000 for the first quarter of fiscal 1996 and 1995, respectively. During the first quarter ended April 29, 1995, this line of credit had a high balance of $6,600,000 and a $5,660,000 balance as of April 29, 1995. The balance as of June 2, 1995 was $5,813,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              January     April 29,    April 30,
                             28, 1995          1995         1994

 Working capital (000's)      $12,524       $12,272      $12,892
 Current ratio                 2.08:1        2.00:1       3.28:1
 Ratio of working capital       .36:1         .34:1        .48:1
 to total assets
 Ratio of total debt to         .25:1         .28:1        .13:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment.

     Management believes that cash flow from operations and its existing banking arrangements should be sufficient to meet its operating needs and capital requirements through the fiscal year ending February 3, 1996.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and Christmas selling season. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each fiscal year.

Inflation

     Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. Inflation has had no meaningful effect on the other assets of the Company.


                             PART II

ITEM 1.   LEGAL PROCEEDINGS


NONE

                            SIGNATURE


   Pursuant  to  the  requirements  of  the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                      HAROLD'S STORES, INC.

                        By: /s/H. Rainey Powell
                            H. Rainey Powell
                            Chief Financial Officer


Date:     June 6, 1995