Form 10-Q
period 1995-07-29
HAROLDS STORES INC
filed 1995-09-05
CIK 818682

14
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            Form 10-Q

           [  X ]          QUARTERLY REPORT PURSUANT TO SECTION
              13 OR 15(D) OF THE SECURITIES EXCHANGE
              ACT OF 1934

               For the quarterly period ended July 29, 1995

                               or

           [   ]    TRANSITION REPORT PURSUANT TO SECTION
                    13 OR 15(d) OF THE SECURITIES EXCHANGE
                    ACT OF 1934.

                For  the  transition  period  from  _______  to
_______


                   Commission File No. 1-10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification
                                                           No.)
         765 Asp Norman, Oklahoma                         73069
     (Address of  principal executive                   (Zip Code)
                 offices)
                (Zip Code)


 Registrant's telephone number, including area code: (405) 329-
                              4045


                            NO CHANGE
     (Former name, former address and former fiscal year, if
                   changed since last report.)


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


                     Common Stock 4,713,542
              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
               For the Period Ended July 29, 1995


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

          Consolidated Balance Sheets - July 29, 1995 (unaudited)
and January 28, 1995                                 .                    3

          Consolidated Statements of Earnings -
               Thirteen Weeks and Twenty-Six Weeks ended July 29,
1995 (unaudited) and July 30, 1994 (unaudited)       5

          Consolidated Statements of Stockholders' Equity -
                Twenty-Six  Weeks ended July 29, 1995 (unaudited)
and July 30, 1994 (unaudited)                        6

          Consolidated Statements of Cash Flows -
                Twenty-Six  Weeks ended July 29, 1995 (unaudited)
and July 30, 1994 (unaudited)                        7

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                  9

Part II - OTHER INFORMATION

     Item  6.  Exhibits and Reports on Form 8-K                         12

     Signature                                                           13
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                                 July 29,    January
                                                     1995   28, 1995
                                               (unaudited)
 Current assets:

    Cash                                       $      652        109
    Trade accounts receivable, less
 allowance                                          4,195      4,238
        for doubtful accounts of $175
    Other accounts receivable                       1,655        671
    Merchandise inventories                        20,355     17,847
    Prepaid expenses                                  975        646
    Deferred income taxes                             622        622

    Total current assets                           28,454     24,133

 Property and equipment, at cost                   16,352     15,186
 Less accumulated depreciation and                 (5,462)    (4,955)
 amortization

    Net property and equipment                     10,890     10,231

 Other assets                                         461        297


    Total assets                                 $ 39,805     34,661


























See   accompanying   notes  to  interim  consolidated   financial
statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                   July 29,     January
                                                       1995    28, 1995
                                                (unaudited)

 Current liabilities:

    Note payable to bank                           $  7,327       4,902
    Current maturities of long-term debt                 75          75
    Accounts payable                                  6,441       4,154
    Redeemable gift certificates                        339         509
    Accrued bonuses and payroll expenses              1,219       1,129
    Accrued rent expense                                 72         257
    Income taxes payable                                173         583

           Total current liabilities                 15,646      11,609

 Long-term debt, net of current maturities              563         594
 Deferred income taxes                                  198         198


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -           -
 issued
    Common stock of $.01 par value
       Authorized 7,500,000 shares; issued and
             outstanding 4,711,990 in July,              47          47
 4,698,174 in January
     Additional paid-in capital                      17,635      17,491
     Retained earnings                                5,716       4,722

       Total stockholders' equity                    23,398      22,260


       Total liabilities and stockholders'         $ 39,805      34,661
 equity


















See   accompanying   notes  to  interim  consolidated   financial
statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)



                                13 Weeks Ended        26 Weeks Ended
                               July 29,  July 30,   July 29,   July 30,
                                   1995      1994     1995         1994
                                            (unaudited)

 Net sales                      $19,069                40,385    32,168
                                           15,415

 Costs and expenses:
      Cost  of  goods   sold
 (including occupancy and        11,818    10,012      25,686    21,109
           central    buying
 expenses)

      Selling,  general  and      6,333     4,596      12,810     9,850
 administrative expenses

    Interest expense                 72                   232
                                               45                    71

                                 18,223                38,728    31,030
                                           14,653

     Earnings before  income        846       762       1,657     1,138
 taxes

 Provision for income taxes         338                   663       467
                                              313

    Net earnings                $   508                   994       671
                                              449

 Net earnings per common            .11                   .21       .14
 share                                        .10
 Weighted average number of
 common shares                4,728,225 4,687,626   4,724,974 4,684,446
    outstanding


























See   accompanying   notes  to  interim  consolidated   financial
statements.

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            26 Weeks     26 Weeks
                                               Ended        Ended
                                            July 29,     July 30,
                                                1995         1994
                                               (unaudited)
 Common stock:

    Balance, beginning and end of          $      47           43
 period


 Additional paid-in capital:

    Balance, beginning of period            $ 17,491       13,047

    Employee Stock Purchase Plan                 144          100

    Balance, end of period                  $ 17,635       13,147


 Retained earnings:

    Balance, beginning of period            $  4,722        6,906

    Net earnings                                 994          671

    Balance, end of period                  $  5,716        7,577

























See   accompanying   notes  to  interim  consolidated   financial
statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            26 Weeks    26 Weeks
                                               Ended       Ended
                                            July 29,    July 30,
                                                1995        1994
                                               (unaudited)
 Cash flows from operating activities:
 Net earnings                              $    994         671
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization             1,054         790
    Shares issued under employee                144         100
 incentive plan
 Changes is assets and liabilities:
    Decrease (increase) in trade and           (941)         119
 other accounts receivable
    Increase in merchandise inventories      (2,508)     (2,323)
    Decrease in income taxes receivable           -          (5)
    Increase in other assets                   (164)       (387)
    Increase in prepaid expenses               (329)       (543)
    Increase in accounts payable               2,287         971
    Decrease income taxes payable              (410)           -
    Decrease in accrued expenses               (265)        (41)

 Net cash provided by (used in)                 657       (648)
 operating activities

 Cash flows from investing activities:
    Acquisition of property and              (1,713)     (1,353)
 equipment
    Proceeds from disposal of property             -
 and equipment                                               15

 Net cash used in investing activities       (1,713)     (1,338)

 Cash flows from financing activities:
    Advances on note payable                 13,236       10,984
    Payments of note payable                (10,811)     (8,942)
    Payments of long-term debt                 (31)         (38)

 Net cash provided by financing               2,394       2,004
 activities

 Net increase in cash                           543          18
 Cash at beginning of year                      109         143
 Cash at end of year                      $     652         161














    See accompanying notes to interim consolidated financial statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 July 29, 1995 and July 30, 1994
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 29, 1995 and the results of its operations and cash flows for the thirteen week and twenty-six week periods ended July 29, 1995 and July 30, 1994. The results of operations for the thirteen week and twenty-six week periods ended July 29, 1995 and July 30, 1994 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 29,
1995  through February 3, 1996, has been designated  as  fiscal
1996.

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

                                 52 Weeks       26 Weeks        26 Weeks
                                    Ended          Ended           Ended
                              January 28,      July  29,   July 30, 1994
                                     1995           1995

 Net sales                         100.0%         100.0%          100.0%

 Cost of goods sold                (65.2)         (63.6)          (65.6)
 Selling, general and              (29.8)         (31.7)          (30.6)
 administrative expenses
 Interest expense                   (0.3)           (.6)           (0.3)

 Earnings before income              4.7            4.1              3.5
 taxes
 Provision for income taxes         (1.9)          (1.6)           (1.4)

 Net earnings                        2.8%           2.5%            2.1%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                                  13 Weeks Ended        26 Weeks Ended
                                   July       July    July 29,   July 30,
                                    29,        30,        1995       1994
                                   1995       1994

 Store sales (000's)            $17,577          $     $36,360   $ 29,156
                                            14,284
 Catalog sales (000's)            1,492      1,131       4,025      3,012

 Net sales (000's)                    $          $     $40,385   $ 32,168
                                 19,069     15,415

 Total sales growth                23.7%     20.4%       25.5%      28.2%
 Growth in comparable store         6.2%     10.6%        7.0%      15.2%
 sales (52 week basis)
 Growth in catalog sales           32.0%     20.5%       33.6%     51.8%

 Store locations:
 Existing stores                     27         22          26         22
 New stores opened                    0          1           1          1
                                     27         23          27         23


      The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales and the growth in catalog sales contributed to total sales growth for the first quarters of fiscal 1996 and 1995.

      New stores opened during the prior 12 months include a 3,300 square foot ladies' store opened in Austin, Texas in September 1994 (third quarter), a 5,500 square foot men's and ladies' store opened in Plano, Texas in October 1994 (third quarter), a 5,000 square foot men's and ladies' store opened in Phoenix, Arizona in November 1994 (fourth quarter), and a 4,200 square foot men's and ladies' store opened in St. Louis, Missouri in March 1995 (first quarter of the fiscal year ended February 3, 1996).
      Significant increases in mail order catalog sales are the direct result of the Company's expansion of this segment of the business. The Company has continued to expand its regular catalog to include six seasonal issues throughout the year. For the previous fiscal year, the Company's catalog averaged 65 pages per issue with an aggregate mailing (including abridged issues) of approximately 4.7 million catalogs.

      The Company's gross margin increased for the current thirteen week period compared to the same period in the prior fiscal year. This increase is the result of reduced markdowns in the current fiscal year related to increased store sales.

      Selling, general and administrative expenses increased as a percentage of sales. These increases were primarily the result of expenses relating to the Company's commencement of operations in new stores opened during the previous twelve months and related increases in advertising and catalog production costs. Management anticipates that selling, general and administrative expenses will continue to increase as a result of the Company's expansion plans, with improvement in net operating profits, if any, coming from new store sales and improvements in maintained gross margins.

       The average balance on total outstanding debt was $5,973,000 for the second quarter of fiscal 1996 compared to $2,005,000 for the second quarter of fiscal 1995. Average interest rates on the Company's lines of credit were approximately the same in both the current and prior fiscal years. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

      The Company's income tax rate decreased to 40% for the second quarter of fiscal 1996 compared to 44% in fiscal 1995. This decreased tax rate is attributable to the Company's estimation of lower tax rates on temporary differences in the second quarter of fiscal 1996 compared to the tax rates in prior period.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the quarter ended July 29, 1995, net cash provided by operating activities was $657,000 as compared to net cash used in operating activities of $648,000 for the same period in fiscal 1995. The increase is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements included an increase of $941,000 for the twenty-six weeks ended July 29, 1995 compared to a decrease of $119,000 for the same period ended July 30, 1994 in trade and other accounts receivable.

      In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to
(i) an increase of $2,508,000 in the Company's merchandise inventories for the quarter ended July 29, 1995, as compared to the prior fiscal year, during which inventories increased by $2,323,000 and (ii) an increase of $2,287,000 in the Company's accounts payable during the quarter ended July 29, 1995, versus an increase in payables of $971,000 for the prior fiscal year. Management expects the dollar size of its merchandise inventories will increase as it expands its chain of retail stores and catalog operation, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For the quarter ended July 29, 1995, net cash used in investing activities totaled $1,713,000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.
      Cash Flows From Financing Activities. During the quarter ended July 29, 1995, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases.

     The Company has available a short term line of credit with its bank, which was increased effective November 9, 1994 to a $10 million credit facility. This line had an average balance of $5,331,000 and $1,288,000 for the second quarter of fiscal 1996 and 1995, respectively. During the second quarter ended July 29, 1995, this line of credit had a high balance of $7,327,000 and a $3,517,000 balance as of July 30, 1994. The balance as of August 30, 1995 was $6,662,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              January     July 29,      July 30,
                             28, 1995         1995          1994

 Working capital (000's)      $12,524      $12,808       $12,570
 Current ratio                 2.08:1       1.82:1        2.46:1
 Ratio of working capital       .36:1        .32:1         .42:1
 to total assets
 Ratio of total debt to         .25:1        .34:1         .20:1
 stockholders' equity

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


                             PART II

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits. See Exhibit Index immediately preceding exhibits.

      (b) Reports on Form 8-K. The company filed no reports on Form 8-K during the quarter ended July 29, 1995.





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



                      HAROLD'S STORES, INC.

                        By: /s/H. Rainey Powell
                            H. Rainey Powell
                                  Chief Financial Officer


Date:     August 30, 1995




                          EXHIBIT TABLE


Copies of the following documents are filed as exhibits to this report:

NO.       DESCRIPTION OF EXHIBIT

(11)      Statement re computation of per share earnings

(15)      Letter re unaduited interim financial information

(18)      Letter re change in accounting principles

(27)      Financial Data Schedule

(99)      Additional Exhibits