Form 10-Q
period 1995-10-28
HAROLDS STORES INC
filed 1995-12-05
CIK 818682

1


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 0-
            October 28, 1995                                16131


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

         765 Asp Norman, Oklahoma                         73069
     (Address of  principal executive                   (Zip Code)
                 offices)



 Registrant's telephone number, including area code:  (405) 329-
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


                     Common Stock 4,719,165
              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
              For the Period Ended October 28, 1995

Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

            Consolidated  Balance  Sheets  -  October  28,   1995
            (unaudited) and January 28, 1995.                           3

          Consolidated Statements of Earnings -
               Thirteen Weeks and Thirty-nine Weeks ended October
               28, 199 (unaudited)and October 29, 1994 (unaudited)      5

          Consolidated Statements of Stockholders' Equity -
               Thirty-nine Weeks ended October 28, 1995
              (unaudited) and October 29, 1994 (unaudited)              6

          Consolidated Statements of Cash Flows -
               Thirty-nine   Weeks  ended  October   28,   1995
               (unaudited) and October 29, 1994 (unaudited)             7

     Item 2.   Management's' Discussion and Analysis of Financial Condition
               andResults of Operations                                 9

Part II - OTHER INFORMATION

     Item  6.  Exhibits and Reports on Form 8-K                        12

     Signatures                                                        13
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              October 28,    January 28,
                                                  1995           1995
                                               (unaudited)
 Current Assets:

    Cash                                                $     $      109
                                                      182
    Trade accounts receivable, less
 allowance                                          5,585          4,238
        for doubtful accounts of $175
    Other accounts receivable                       1,333            671
    Merchandise inventories                        22,449         17,847
    Prepaid expenses                                1,136            646
    Deferred income taxes                             622            622

    Total current assets                           31,307         24,133

 Property and equipment, at cost                   17,413         15,186
 Less accumulated depreciation and                 (5,684)       (4,955)
 amortization

    Net property and equipment                     11,729         10,231

 Other assets                                         776            297


    Total assets                                 $ 43,812       $ 34,661

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                October 28,  January 28,
                                                    1995         1995
                                                (unaudited)

 Current liabilities:

    Note payable to bank                          $  10,082  $     4,902
    Current maturities of long-term debt                 75           75
    Accounts payable                                  6,060        4,154
    Redeemable gift certificates                        318          509
    Accrued bonuses and payroll expenses              1,594        1,129
    Accrued rent expense                                441          257
    Income taxes payable                                259          583

           Total current liabilities                 18,829       11,609

 Long-term debt, net of current maturities              538          594
 Deferred income taxes                                  198          198


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                 --           --
       issued
    Common stock of $.01 par value
       Authorized 7,500,000 shares; issued and
       outstanding 4,717,296 in October,                 47           47
       4,698,174
       in January
     Additional paid-in capital                      17,688       17,491
     Retained earnings                                6,512        4,722

       Total stockholders' equity                    24,247       22,260


       Total liabilities and stockholders'         $ 43,812   $   34,661
       equity

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)


                                 13 Weeks Ended          39 Weeks Ended
                                October     October      October    October
                               28, 1995    29, 1994     28, 1995   29, 1994
                                               (unaudited)

 Net sales                     $ 25,415      21,031       65,800     53,199

 Costs and expenses:
 Cost of goods sold
 (including occupancy and        16,170      13,537       41,856     34,646
 central buying expenses)

 Selling, general and             7,811       6,324       20,621     16,174
 administrative expenses

 Interest expense, net              108         100          340        171

                                 24,089      19,961       62,817     50,991

 Earnings   before    income      1,326       1,070        2,983      2,208
 taxes

 Provision for income taxes         530         438        1,193        905

 Net earnings                   $   796         632        1,790      1,303

 Net earnings per common       $    .17         .13          .38        .27
 share

 Weighted average number of
 common shares outstanding    4,725,504   4,691,805    4,719,164  4,686,899

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)



                                             39 Weeks Ended
                                         October 28,     October 29,
                                             1995          1994
                                                 (unaudited)
 Common stock:

    Balance, beginning and end of          $      47          43
 period

 Additional paid-in capital:

    Balance, beginning of period             $17,491      13,047

    Proceeds of common stock purchase            197
 plans                                                       143

    Balance, end of period                   $17,688      13,190


 Retained earnings:

    Balance, beginning of period            $  4,722       6,906

    Net earnings                               1,790       1,303

    Balance, end of period                  $  6,512       8,209



             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                                   39 Weeks      39 Weeks
                                                     Ended         Ended
                                                October 28,   October 29,
                                                     1995          1994
                                                          (unaudited)
 Cash flows from operating
 activities:
 Net earnings                                       $ 1,790        1,303
 Adjustments to reconcile net
 earnings to net cash
    provided by operating
 activities:
    Depreciation and                                  1,481         1,241
 amortization
    Shares issued under                                 197           143
 employee incentive plan
    Changes in assets and
 liabilities:
    Increase in trade and other                     (2,009)         (842)
 accounts receivable
    Increase in merchandise                         (4,602)       (4,619)
 inventories
    Increase (decrease) in                                -             9
 income taxes receivable
    Increase in other assets                          (479)         (378)
    Increase in prepaid                               (490)         (200)
 expenses
    Increase in accounts                              1,906         1,592
 payable
    Increase (decrease)  in                           (324)           422
 income taxes payable
    Increase in accrued                                 458           201
 expenses

 Net cash used in operating                         (2,072)       (1,128)
 activities

 Cash flows from investing
 activities:
    Acquisition of property and                     (2,979)       (2,731)
 equipment
    Proceeds from disposal of                            -             35
 property and equipment

 Net cash used in investing                         (2,979)       (2,696)
 activities

 Cash flows from financing
 activities:
    Advances on note payable                        23,324         18,718
    Payments of note payable                       (18,144)      (14,842)
    Payments of long-term debt                         (56)
                                                                     (56)

 Net cash provided by financing                      5,124          3,820
 activities

 Net increase (decrease) in                             73            (4)
 cash
 Cash at beginning of period                           109            143
 Cash at end of period                           $     182            139

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              October 28, 1995 and October 29, 1994
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 28, 1995 and the results of its operations and cash flows for the thirteen week and thirty-nine week periods ended October 28, 1995 and October 29, 1994. The results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and October 29, 1994 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

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


4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the ten percent stock dividend in fiscal 1994. Outstanding stock options are excluded because they are not material or antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                                 52 Weeks       39 Weeks     39 Weeks
                                    Ended          Ended        Ended
                              January 28,   October 28,    October 29,
                                    1995          1995           1994

 Net sales                          100.0%        100.0%        100.0%

 Cost of goods
 sold(including occupancy          (65.2)        (63.6)         (65.1)
 and central buying expense)
 Selling, general and              (29.8)        (31.3)         (30.4)
 administrative expenses
 Interest expense, net              (0.3)         (0.5)          (0.3)

 Earnings before income               4.7          4.6             4.2
 taxes
 Provision for income taxes         (1.9)         (1.8)          (1.7)

 Net earnings                        2.8%          2.8%           2.5%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                              13 Weeks Ended             39 Weeks Ended
                             October      October   October 28,    October
                            28, 1995     29, 1994          1995    29,1994

 Store sales (000's)        $ 22,829       19,074        59,189     48,230
 Catalog sales (000's)         2,586        1,957         6,611      4,969

 Net sales (000's)          $ 25,415       21,031        65,800     53,199

 Total sales growth            20.8%        18.8%         23.7%       24.3%
 Growth in comparable
 store sales                    7.9%          5.4%         7.4%       11.2%
      (52 week basis)
 Growth in catalog             32.1%        13.4%         33.0%       34.0%
 sales

 Store locations:
 Existing stores                  27           23            26         22
 New stores opened                 1            2             2          3
                                  28           25            28         25


      The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales and the growth in catalog sales contributed to total sales growth for the third quarters and thirty-nine weeks of fiscal 1996 and 1995.

     New stores opened during the prior twelve months include a 5,000 square foot men's and ladies' store in Phoenix, Arizona in November 1994 (fourth quarter), a 4,200 square foot men's and ladies' store opened in St. Louis, Missouri in March 1995 (first quarter) and a 4,298 square foot men's and ladies' store opened in Louisville, Kentucky in September, 1995 (third quarter).

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

      The Company's gross margin increased for the current thirteen week and thirty-nine week period compared to the same period in the prior fiscal year. These increases are the result of improved initial mark-up and reduced markdowns in the current fiscal year related to increased store sales.

      Selling, general and administrative expenses continue to increase. These increases were primarily the result of expenses relating to the Company's commencement of operations in new stores opened during the previous twelve months and related increases in advertising and catalog production costs. Management anticipates that selling, general and administrative expenses will continue to increase as a result of the Company's expansion plans, with improvement in net operating profits, if any, coming from new store sales and improvements in maintained gross margins.

       The average balance on total outstanding debt was $6,997,000 compared to $3,103,000 for the first thirty-nine weeks of fiscal 1996 and fiscal 1995, respectively. Average interest rates on the Company's lines of credit were approximately the same in both the current and prior fiscal years. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

      The Company's income tax rate decreased to 40% for the first thirty-nine weeks of fiscal 1996 compared to 41% in fiscal 1995. This decreased tax rate is attributable to the Company's estimation of lower tax rates on temporary diferences in the third quarter of fiscal 1996 compared to tax rates in the prior period.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the thirty-nine weeks ended October 28, 1995, net cash used in operating activities was $2,072,000 as compared to $1,128,000 for the same period in fiscal 1995. The increase is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements included an increase of $2,009,000 for the thirty-nine weeks ended October 28, 1995 compared to a increase of $842,000 for the same period ended October 29, 1994, in trade and other accounts receivables. The increase in trade accounts receivable was the result of management's decision to promote sales on Company credit cards. These promotions were in conjunction with new store openings, as well as existing stores, and were designed to provide a convenient source of credit for the Company's customers at all Harold's locations and to increase the Company's finance charge revenues.

      In addition, the difference in cash flows from operating activities between the fiscal periods is partially due to an increase of $1,906,000 in the Company's accounts payable during the thirty-nine weeks ended October 28, 1995, versus an increase in payables of $1,592,000 for the prior fiscal year. Management expects the dollar size of its merchandise inventories will increase as it expands its number of retail stores and catalog operation, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     Cash Flows From Investing Activities. For the thirty-nine weeks ended October 28, 1995, net cash used in investing activities totaled $2,979,000. Capital expenditures were invested in new stores, and remodeling and equipment in existing operations.
      Cash Flows From Financing Activities. During the thirty-nine weeks ended October 28, 1995, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases.

     The Company has available a short term line of credit with its bank, which was increased effective August 22, 1995 to $12 million. This line had an average balance of $6,355,000 and $2,387,000 for the first thirty-nine weeks of fiscal 1996 and 1995, respectively. During the thirty-nine weeks ended October 28, 1995, this line of credit had a high balance of $10,082,000 and a $10,082,000 balance as of October 28, 1995. The balance as of November 30, 1995 was $9,998,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              January      October      October
                             28, 1995     28, 1995     31, 1994

 Working capital (000's)      $12,524      $12,478      $12,329
 Current ratio                 2.08:1       1.66:1       2.05:1
 Ratio of working capital       .36:1        .28:1        .36:1
 to total assets
 Ratio of total debt to         .25:1        .44:1        .28:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment.

     Management believes that cash flow from operations and its existing banking arrangements should be sufficient to meet its operating needs and capital requirements through the fiscal year ending February 3, 1996.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and Christmas selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each fiscal year.

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



                             Part II


Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits.See Exhibits Index immediately
               preceding exhibits.

          (b) Reports on Form 8-K. The company filed no reports on Form 8-K during the quarter ended
               October 28, 1995.




                            SIGNATURE

      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned,  hereunto   duly
authorized.


                      HAROLD'S STORES, INC.


                     By:/s/H. Rainey Powell
                        H. Rainey Powell
                         President, CFO



Date:  December  4, 1995