Form 10-K405
period 1996-02-03
HAROLDS STORES INC
filed 1996-05-03
CIK 818682

24
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended February                Commission File No. 1-
               3, 1996                                      10892

                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

     765 Asp Norman, Oklahoma  73069                  (405) 329-4045
     (Address of  principal executive                 (Registrant's
                 offices)                           telephone number,
                (Zip Code)                            including area
                                                          code)

    Securities registered pursuant to
        Section 12(b) of the Act :                     Name of each
                                                         exchange
           Title of each class                     on which registered

      Common Stock, $0.01 Par Value                   American Stock
                                                         Exchange



  Securities registered pursuant to Section 12(g) of the Act :
                              None


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d ) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes      X      .                   No              .

      Indicate  by check mark if disclosure of  delinquent
filers  pursuant  to  Item 405 of Regulation  S-K  is  not
contained herein, and will not be contained, to  the  best
of   registrant's  knowledge,  in  definitive   proxy   or
information statements incorporated by reference  in  Part
III of this Form 10-K or any amendment to this Form 10-K [
]

      At  March 29, 1996 the aggregate market value of the
Registrant's  Common  Stock  held  by  non-affiliates  was
$37,006,271  based on a value of $16.25   per  share,  the
closing  price of Common Stock as quoted by  the  American
Stock Exchange on that date.

      On March 29, 1996 the registrant had 4,961,977 shares of Common Stock outstanding.

               DOCUMENT INCORPORATED BY REFERENCE:

     Information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders.
              Harold's Stores, Inc. & Subsidiaries
                            Index to
                   Annual Report on Form 10-K
           For the Fiscal Year Ended February 3, 1996

Part I.                                                                Page

     Item  1.                                     Business                3

     Item  2.  Properties                                                 7

     Item  3.  Legal Proceedings                                          8

      Item   4.   Submission of Matters to  a  Vote  of  Security
Holders   8

Part II.

      Item    5.  Market  for the Registrant's Common  Stock  and
Related Stockholder Matters                                               8

     Item   6. Selected Consolidated Financial Data                       9

      Item   7. Management's Discussion and Analysis of Financial
Condition
          and Results of Operations                                      10

        Item     8.   Consolidated   Financial   Statements   and
Supplementary Data                                  13

      Item   9. Changes in and Disagreements with Accountants  on
Accounting
          and Consolidated Financial Disclosure                          27

Part III.

     Item 10.  Directors and Executive Officers of the Registrant        27

     Item 11.  Executive Compensation                                    27

      Item  12.  Security Ownership of Certain Beneficial  Owners
and Management                                      27

     Item 13.  Certain Relationships and Related Transactions            27

Part IV.

       Item   14.   Exhibits,  Consolidated  Financial  Statement
Schedule and Reports on Form 8-K                                         27

Signatures                                                               28

                             PART I.

ITEM 1.  BUSINESS

General
      Harold's Stores, Inc. ("Harold's" or the "Company"), and its subsidiaries originally founded in 1948, own and operate a chain of ladies' and men's specialty apparel stores at 29 locations in Oklahoma(5), Texas(10), Arizona(1), North Carolina(1), Alabama(1), Georgia(2), Maryland(1), Mississippi(1), Missouri(2), Nebraska(1), Tennessee(2), Louisiana(1), Kentucky(1), and a direct response catalog.

       The Company specializes in offering high quality, classically inspired, yet updated, men's and ladies' apparel positioned for an upscale, quality-conscious consumer, with the strongest appeal to the 20 to 50 year-old group. The decor of the stores is an eclectic mix of antiques, designed fixtures, visual props and unique items designed to set an interesting stage for the presentation of the Company's products.

     The Company's predecessor was formed under Delaware law in June, 1987, consolidating into one corporation the ownership interests of several affiliated corporations through which the Company's business had been conducted. Effective June 30, 1994, the Company reincorporated under Oklahoma law.

      The Company's 29 locations consist of eleven full-line men's and ladies' apparel stores, eight full-line ladies' apparel and Old School Clothing product line men's sportswear stores, eight ladies' only apparel stores and two company outlet stores. In addition to the stores the Company has a direct mail order catalog business. During fiscal 1996, the Company opened four new stores. (The number of open stores has been restated to reflect the operational consolidation of the stand alone Old School Clothing Company into the 50 Penn Place Store in Oklahoma City).

Fiscal Years

      The Company operates on a 52-53 week fiscal year which ends on the Saturday closest to January 31. References herein to fiscal 1997, fiscal 1996, fiscal 1995 and fiscal 1994 refer to the fiscal years ended February 1, 1997, February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

Retail Merchandising

      The Company's merchandise mix in ladies' apparel includes coordinated sportswear, dresses, coats, outerwear, shoes and accessories, in updated classic styles. A significant feature of the Company's marketing strategy is the development of original exclusive and semi-exclusive items. The Company estimates that approximately 90% of its ladies' apparel sales are attributable to the Company's product development and private label programs. During fiscal 1996, ladies' apparel accounts for approximately 80% of annual sales and men's apparel approximately 20% of sales.

      The men's apparel stores' product line includes tailored clothing, suits, sportcoats, furnishings, sportswear, and shoes. The style is what is known in the apparel trade as "updated traditional," classic styling with a contemporary influence. The young executive and college markets account for a substantial portion of the Company's men's store sales. The men's stores feature branded lines of industry leaders, including Polo, Corbin, Alden, and Kenneth Gordon. The Company's private label apparel accounts for more than 80% of total men's sales.

      The private label "Old School" merchandise features sportswear oriented, mostly casual clothing. This includes pre-washed denim, khaki, twills, corduroy, and poplin trousers,
sportswear   tops   and  accessories.   Other   categories   of
merchandise include sweaters, woven fabric shirts, knit shirts, outerwear, and footwear.

      The Company's stores generally are open seven days per week and evenings. In addition to its credit card, the Company accepts VISA, Mastercard and American Express.

      Over  the  past two years, the Company has  expanded  its
chain  of  retail stores from 21 to 29 stores.   The  Company's
locations range in size from 2,100 square feet to 14,240 square feet and average approximately 5,000 square feet.


Product Development and Private Label Program

     The Company believes that its product development programs enable it to offer exclusive and semi-exclusive items not available in competing stores or catalogs. More than 85% of sales is merchandise of the Company's controlled design, demonstrating the Company's commitment to a unique product mix.

       An important component of the Company's product development programs is market research of styles and fabrics. The Company's buyers shop European and domestic markets for emerging fashion trends, for new vendors, and for garment designs, paintings and samples. Through sophisticated computer technologies, the product development staff creates new designs. In addition, the Company is associated with independent buying offices in New York and Florence which assist the Company in its negotiations with mills and vendors.

      The Company's merchandise consists of (i) items developed by the Company and manufactured exclusively for it, (ii) items developed by the Company and manufactured on a semi-exclusive basis for the Company, and (iii) vendor-developed, non-exclusive items to which the Company's private labels are affixed.

      The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment.

      The Company's product development programs enable it to offer new styles often before similar merchandise is available at other specialty or department stores or catalogs. The Company imports a significant portion of its private label merchandise directly from the United Kingdom, Italy, and through domestic importers from the Far East. All categories of Company merchandise manufactured in foreign countries are subject to import regulations. Any event causing a sudden disruption of imports, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's purchases from the Far East, including Hong Kong, are priced in U.S. dollars. However, its European purchases are denominated in local currency and, therefore, are subject to fluctuating currency exchange rates. See "Management's Discussion and
Analysis  of  Financial  Condition and Results  of  Operations-
Results of Operations".

     Creating products is a global effort. Three or four times a year, a team of merchandisers travels to Europe to source inspirations for new styles. In countries like Italy, France, and England, the team collects hundreds of antique tapestries, vintage fabric swatches, oil and watercolor paintings and ancient wallpaper remnants to use for the creation of new prints and patterns. The merchandisers also have ongoing contact with several art studios in Europe. Artists hand paint intricate patterns and prints exclusively for the Company. The merchandisers also take hundreds of photographs in popular fashion meccas such as Paris and Milan. The photographs help them spot emerging trends among the fashion forward Europeans.

      The Company merchandisers then sift through the mountain of material, analyzing fashion directions and selecting the very best pieces to convert into prints and patterns for the next season. Using the new patterns the team then "specs" out various styles - detailing a garment's cut, fit, fabric, color and trim. An advanced textile CAD (computer aided design) system makes designing new pieces much easier by providing color "proofs" which allow the Company to correct inaccuracies in a design before a working sample is made. This process reduces costs and contributes to the inherent value of each item. After the specs have been finalized, the piece goods - materials for making the product - are ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design.

      The Company also relies on European craftsmanship for its extensive selection of Italian leather goods. Shoes, belts, handbags, wallets and other leather products are co-designed by the Company's merchandisers and Italian leather artisans. The leather workers produce products to the Company's specifications. These Italian goods are marketed under a variety of Company owned labels, and are featured in all of Harold's retail locations and in its catalogs.

      Due to the Company's product development programs, a substantial portion of the Company's merchandise purchases are concentrated among a small number of vendors. During fiscal 1995, the Company entered into a new arrangement with its largest apparel vendor, CMT Enterprises, Inc. Previously, CMT sold finished goods to the Company. Under the new arrangement, CMT acts as the Company's agent in the purchase of raw materials (i.e. fabrics, linings, buttons, etc.) and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. As a result, the Company now purchases these raw materials directly from suppliers and pays for the manufacturing process as costs are incurred. CMT receives a commission based on actual cost of the finished goods. The Company believes that fewer vendor relationships advance the Company's product development objectives of increasing control over the design and manufacturing processes, permitting the Company to control the quality and cost of the Company's inventory purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations".

      In the event of the termination of the relationship with CMT Enterprises, Inc., or other of the Company's principal vendors, management believes that in most instances more than one new vendor would be required to replace the loss of that vendor. Although management believes that replacement vendors could be located if any buying relationship is terminated, until replacement vendors are located, the operating results of the Company could be materially adversely affected.

Catalog Publication and Order Fulfillment

     In 1989, the Company recast its image-oriented direct mail efforts by launching a pilot program to determine the potential profitability of a direct response Harold's catalog. The Company added an in-house design and production facility to its advertising/marketing department, and established a full-time fulfillment center at its corporate headquarters to process, pack and ship orders.

      In March 1990, using an in-house data base, the Company mailed its first direct response catalog to over 100,000 addresses. The catalog has become an increasingly important marketing tool. During fiscal 1996, the Company used its proprietary mailing list and a variety of rental lists to mail six issues with an average of 48 pages, and an aggregate circulation of approximately 6.5 million (including abridged issues). The catalogs are designed and produced in-house with photography, prepress and printing services being outsourced. On-line computerized inventory systems and order processing programs offer control of the response and shipping times. Orders are processed daily and inventory adjustments are managed accordingly.

      In addition to its potential future profitability, the Company believes its catalog program stimulates synergism with its existing retail locations. Additionally, the Company believes the catalog program offers a strategic advantage in expanding into new markets. Before new stores are opened, the Company secures detailed databases in specific geographical areas, and mails its catalogs to a targeted consumer base. This process introduces Harold's to potential customers in each market. Responses are measured and analyzed to help formulate positioning strategies and scout potential new locations. By the time a store opens, the catalog has helped create a demand for the Company's products where very little may have previously existed.

       For fiscal 1996, mail order sales represented approximately 10% of the Company's sales. The Company plans to continue increasing its catalog circulation by nurturing the growth of its own data base and investigating new list sources. The Company also plans to expand its catalog fulfillment facilities and management information systems in the near future.

Carousel Printing

      The Company has a screen printing facility which operates under the name, "Carousel Printing". This facility does custom printing primarily on t-shirts for the Company's stores, local charity events, schools, and organizations. In addition, it produces a line of printed t-shirts which Carousel Printing sells to other retailers at wholesale. The combined revenues from Company store sales and outside wholesale sales were less than two percent of sales for fiscal 1996.

Merchandise Inventory, Replenishment and Distribution

     The specialty retail apparel business fluctuates according to changes in customer preferences dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company's policy of carrying basic merchandise items in full assortments of sizes and colors requires it to carry a significant amount of inventory. The Company must enter into contracts for the purchase and manufacture of private label apparel well in advance of the peak seasons. As a result, the Company is vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases. Also, non-delivery or late delivery by any one of the Company's principal vendors could adversely affect the Company's operations.

      The Company reviews its inventory level in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its two outlets to dispose of slow moving merchandise. In addition, slow moving merchandise is cleared through its three regional off-site annual discount sales which are promoted under the name "Harold's Warehouse Sale".



      The Company currently operates a 22,000 square foot distribution facility in Norman, Oklahoma. All of the Company's merchandise, over three million units projected for fiscal 1997, will route through the distribution center from various manufacturers. Each item is examined, sorted, tagged and boxed for shipment to the Company's 29 stores, warehouse and catalog operation. This process is done in a substantially paperless environment, utilizing computers, bar codes and scanners.

       A 64,000 square foot expansion of the existing distribution center is scheduled for completion during the summer of 1996. When the expansion is completed, the facility will have the capability of processing merchandise for 128 stores.

Future Expansion

      The Company believes that continued success will be achieved by expanding the ladies' apparel stores and men's "Old School Clothing Company" operations, as well as maintaining sales at existing stores and increasing the circulation of the Company's direct response catalog.

      In fiscal 1997, the Company plans to open six new stores, all of which will feature ladies' full-line merchandise. Four of the proposed new stores will also include full-line men's merchandise and two will include the "Old School Clothing Company" product line. Future expansion beyond fiscal 1997 should be a similar mix of stores, including plans to open additional outlets.

Seasonal Business

     The Company's business follows a seasonal pattern, peaking twice a year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 1996, approximately 57% of the Company's sales occurred during the third and fourth quarters.

Competition

       The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

      Depth of selection in sizes and colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of private-label merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.

      In addition, the success of the Company's operations depends upon a number of factors relating to economic conditions and general consumer spending. If current economic conditions worsen and consumer spending is restricted, the
Company's   growth  and  profitability  would   be   negatively
impacted.

Customer Credit

      The Company's stores accept its credit card, VISA, Mastercard, and the American Express cards. The Company's catalog operation accepts VISA, Mastercard and the Company's credit card. The Company maintains a credit department in its service center for customer service, credit authorizations, credit investigation, billing and collections. As of February 3, 1996, the allowance for bad debts from Company credit card sales was approximately 1.3% of these sales for fiscal 1996.

Advertising

     The Company maintains an in-house advertising department. This department has won numerous Addy awards at the local, district and national levels. The advertising department staff produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's mail order catalogs and other direct mail pieces. In addition, the advertising department is responsible for quarterly and annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate identity materials.


Trademarks, Service Marks, and Copyrights

     The trademarks and service marks for "Harold's", "Old School Clothing Company", and several other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of various foreign countries. The Company files U.S. copyright registration on the original design and artwork purchased or developed by the Company.

     The Company's Houston store bears the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

     On March 29, 1996 the Company had approximately 1,080 full-time and part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belongs to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

    The Company believes rent attributable to store leases is a key factor in determining the sales volume at which a store can be profitably operated. Among current store leases, one store lease has fixed rent with no percentage rent; all other store leases provide for a base rent with percentage rent payable above specified minimum sales. One lease has percentage rent only. All stores except six operated at sales volumes for fiscal 1996 above the breakpoint (the sales volume below which only minimum rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

     The Company believes its sales per square foot is higher than industry averages. The Company's average sales per square foot for stores opened for the entire fiscal year were $628 and $599 for fiscal 1996 and fiscal 1995, respectively, on a 52 week basis.

    During fiscal 1996, the Company entered into new leases for stores in St. Louis, Missouri; Louisville, Kentucky; Hillsboro, Texas; Baton Rouge, Louisiana; Houston, Texas; Leawood, Kansas and Greenville, South Carolina. Management believes the terms of these leases are comparable with other similar national retailers in these locations. Fixed rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $41 per square foot over the terms of the leases. Fixed rent has continued to increase based on new store leases as illustrated in the increase in base rent. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

                              1996          1995           1994

 Base rent              $2,222,000     1,791,000      1,461,000
 Additional amounts
 computed as             1,112,000        922,000       666,000
    a percentage of
 sales

 Total                  $3,334,000     2,713,000      2,127,000

    In addition to the minimum and percentage rents referred to above, many of the Company's leases require the payment of property taxes, common area maintenance charges and other ancillary charges.

Corporate Headquarters and Catalog Fulfillment Center

    The Company owns a 20,000 square foot building used for the Company's executive offices and its data processing, accounting, credit and marketing departments. In addition, the Company's catalog phone center and catalog fulfillment operations are located in space previously used for central merchandise receiving and distribution.
Merchandise Buying Office and Distribution Center

     The Company leases a 10,000 square foot building used primarily as a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office") and a 22,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The distribution center is equipped with automated systems for receiving, processing and distributing merchandise. Substantially all merchandise is shipped from vendors directly to the distribution center, where it is received, inspected and ticketed for inventory control. The merchandise is then shipped by company trucks or common carrier to the stores.

    The lessor of the Dallas Buying Office and the distribution center is a limited partnership whose partners include, Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders and directors of the Company. The term of the buying office lease is sixteen years commencing April 1, 1996, with annual rent payments of $158,000 plus insurance, utilities and property taxes until April, 2000, at which time the annual rent will be $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year thereafter until expiration of the lease. The term of the distribution center lease is ten years commencing December 1, 1992, with annual rent payments of $64,000 plus insurance, utilities and property taxes.

     The Company has an option to purchase the distribution center for a purchase price equal to the greater of the adjusted cost basis of the lessor at the time of closing or 90% of appraised value, exercisable through the fifth year of the lease. At the end of the third lease year on November 30, 1995, the lessor's adjusted cost of the distribution center was approximately $798,000.

ITEM 3.        LEGAL PROCEEDINGS

     On July 8, 1993, the Company and one of its principal vendors filed a lawsuit in the United States District Court for the Western District of Oklahoma against Dillard Department Stores, Inc. alleging Dillard sold garments at its retail outlets that were unauthorized copies of copyrighted designs owned jointly by the Company and its vendor. On May 17, 1994, the Court entered judgment for the Company and its vendor for approximately $440,000, including attorney's fees and costs.
Both parties have appealed the judgment. There can be no assurance that the Company will ultimately prevail on appeal. The Company believes that the outcome of the lawsuit will not have a material impact on the Company's operations or financial position.

ITEM  4.         SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                            PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      At March 29, 1996, there were 595 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated. The price per share information contained in the following table is restated to reflect a 5% stock dividend paid to holders of Common Stock on January 19, 1996, and a 10% stock dividend paid to holders of Common Stock on December 30, 1994.

               Quarterly Common Stock Price Ranges
                        Fiscal Year 1996
                  Period          High            Low
                  1st Quarter     $10.60          $9.40
                  2nd Quarter     $10.60          $9.52
                  3rd Quarter     $10.36          $9.17
                  4th Quarter     $11.79          $9.40

                        Fiscal Year 1995
                  Period          High            Low
                  1st Quarter     $8.66           6.39
                  2nd Quarter     $12.34          8.01
                  3rd Quarter     $10.71          7.58
                  4th Quarter     $10.17          8.66
Dividend Policy

      The Company has never paid cash dividends on its Common Stock and presently intends to retain all earnings for the operation and expansion of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend on the Company's earnings, capital requirements, financial condition and other factors as the Board of Directors deem relevant.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial information (not covered by the independent auditors' report) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto.

                                             Fiscal Year
                                          (In thousands, except
                         per share data)

                            1996     1995     1994   1993    1992
Operating Data:
Stores  open at  end  of      29       25       21     18      15
period (1)

Sales                    $94,264   75,795   60,940  49,27  40,553
                                                        9
   Percentage increase     24.4%    24.4%    23.7%  21.5%    6.8%

Gross profit on sales    $34,433   26,407   20,349  16,30  12,990
                                                        3
   Percentage of sales     36.5%    34.8%    33.4%  33.1%   32.0%

Earnings before income    $4,645    3,539           1,875   1,148
taxes                                        2,783
   Percentage of sales      4.9%     4.7%     4.5%   3.8%    2.8%

Net earnings              $2,787    2,088           1,052     647
                                             1,612
   Percentage of sales      3.0%     2.8%     2.6%   2.1%    1.6%

Earnings per common       $  .56      .42
share (2)                                      .35    .25     .15

Balance Sheet Data:
Working capital          $21,829   12,524   12,540  9,985   8,732

Total assets             $42,609   34,661   26,441  21,94  20,085
                                                        7

Long-term debt(3)              $      594           1,177       -
                           9,540               669

Stockholders' equity     $25,299   22,260   19,996  15,36  14,302
                                                        6

Net   book   value   per       $     4.51            3.61    3.36
share(4)                    5.10              4.07

      (1) The number of stores open at the end of the period have been restated to reflect the consolidation of the stand alone "Old School Clothing Company" into the 50 Penn Place Store in Oklahoma City. This presentation more appropriately represents the treatment of the Old School product line within the full-line stores.

      (2) Net earnings per common share are based on the weighted average number of common shares outstanding during each period restated for the five percent stock dividend in fiscal 1996 and the ten percent stock dividends in fiscal 1995, fiscal 1994, and fiscal 1993.

      (3) In fiscal 1996, the Company renewed its line of credit to be payable at a fixed maturity rather than on demand which required the loan to be reclassified as long-term debt.

      (4) Net book value per share is based on the number of common shares outstanding at the end of each fiscal year restated for the five percent stock dividend in fiscal 1996 and the ten percent stock dividends in fiscal 1995, fiscal 1994 and fiscal 1993.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     The following table reflects items in the Company's statement of earnings as a percentage of sales for the periods indicated:

                                                    Fiscal Year

                                       1996       1995        1994
 Sales                                100.0%     100.0%     100.0%

Cost of goods sold                    (63.5)     (65.2)     (66.6)
Selling, general and                  (20.5)     (19.7)     (19.8)
administrative expenses
Advertising expense                    (8.3)      (7.8)      (6.5)
Depreciation and amortization          (2.3)      (2.3)      (2.3)
Interest expense                       (0.5)      (0.3)      (0.3)

Earnings before income taxes            4.9        4.7         4.5
Provision for income taxes             (1.9)      (1.9)      (1.9)

Net earnings                            3.0%       2.8%       2.6%

      The following table reflects the sources of the increases in Company sales for the periods indicated:

                                                  Fiscal Year

                                      1996          1995       1994
Store sales (000's)                 $84,880        68,901    55,504
Catalog sales (000's)                 9,384         6,894     5,436

Sales (000's)                       $94,264        75,795    60,940

Total sales growth                    24.4%         24.4%     23.7%
Growth in comparable store sales       8.7%         10.7%      7.4%
(52-53 week basis)
Growth in catalog sales               36.1%         26.8%     68.6%

Store locations:
  Existing  stores beginning  of         25            21        18
period
 New stores opened during period          4             4         3
      Total  stores  at  end  of         29            25        21
period

      The opening of new stores, the expansion of existing stores, as well as the increase in comparable store sales and the growth in catalog sales, contributed to total sales growth for fiscal years 1996, 1995, and 1994.

      New stores opened during fiscal 1996 included a 4,221 square foot men's and ladies' store in St. Louis, Missouri opened in March 1995 (first quarter); a 4,292 square foot ladies' and "Old School" store opened in Louisville, Kentucky in September 1995 (third quarter); a 5,200 square foot full-line men's and ladies' store opened in Baton Rouge, Louisiana in November 1995 (third quarter); and Harold's second outlet center, a 5,160 square foot store in Hillsboro, Texas in December 1995 (fourth quarter).

     New stores opened during fiscal year 1995 included a 4,000 square foot ladies' and "Old School" store in Charlotte, North Carolina opened in July 1994 (second quarter); a 3,300 square foot ladies' store opened in Austin, Texas in September 1994 (third quarter); a 5,500 square foot full-line men's and ladies' store opened in Plano, Texas in October 1994 (third quarter); and a 5,000 square foot ladies' and "Old School" store opened in Phoenix, Arizona in November 1994 (fourth quarter).

      Significant increases in mail order catalog sales are the direct result of the Company's expansion of this segment of the business. Since the 1989 test market of Harold's first catalog, the Company has expanded its regular catalog to include six seasonal issues each year. For fiscal 1996, the Company's catalog averaged 48 pages per issue with an aggregate mailing (including abridged issues) of approximately 6.5 million catalogs.
      The Company's gross margin increased for fiscal 1996 compared to fiscal 1995 and fiscal 1994. This increase is the result of reduced markdowns in fiscal 1996 related to increased store sales. Any increase in net earnings as a percentage of sales will be the result of increasing sales while controlling selling, general and administrative expenses and improvement in gross profit on sales.

      Selling, general and administrative expenses continue to increase. Catalog production cost increased 38% and 51% in fiscal years 1996 and 1995, respectively. These increases in costs were due to the expansion of catalog operations. In fiscal 1997, the Company plans to decrease the rate of sales growth in the catalog division resulting in a decrease in catalog expenses as a percentage of sales. Additionally, an increase of approximately 29% in sales salaries is associated with the Company's efforts to improve the quality of customer service in all stores. The Company anticipates a leveling of this expense category as a percentage of sales. Management anticipates that selling, general and administrative expenses will continue to increase as a result of the Company's expansion plans to open six new stores in fiscal 1997 compared to four new stores in fiscal 1996.

       The average balance on total outstanding debt was $7,633,000 in fiscal 1996 compared to $3,668,000 for fiscal 1995. Average interest rates on the Company's line of credit were higher in fiscal 1996, resulting in an increase in the Company's cost of borrowed capital. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

      The Company's purchases denominated in foreign currency are of a short term nature. The Company does not hedge these foreign currency transactions and it has not been adversely affected in the past. The Company has no assurances that the impact in the future may not be material.

      The Company's income tax rate of 42% in fiscal 1994 and 41% in fiscal 1995, decreased to 40% in fiscal 1996. This decreased tax rate is attributable to the Company's estimation of higher tax rates on temporary differences in fiscal 1994 and fiscal 1995 compared to the tax rates currently estimated.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For fiscal 1996, net cash provided by operating activities was $709,000 as compared to $569,000 for fiscal 1995. The significant increase in cash flows from operating activities is partially attributable to the difference in timing of cash disbursements as reflected in an increase in accounts payable of $242,000 for fiscal 1996, as compared to an increase in accounts payable of $1,326,000 for fiscal 1995. In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to an increase of $3,800,000 in the Company's merchandise inventories for fiscal 1996, as compared to fiscal 1995, during which inventories increased by $5,200,000, as a result of the change in the relationship with CMT Enterprises, Inc. (see "Liquidity"). Management expects the dollar amount of its merchandise inventories will continue to increase as it expands its product development and private label merchandise and expands its chain of retail stores and catalog operations, with related increases in trade accounts receivable and accounts payable. Period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the increased net earnings from fiscal 1996 and fiscal 1995, of $2,787,000 and $2,088,000, respectively, resulted in an increase in accrued expenses of $642,000 as compared to $656,000 for fiscal 1996 and 1995, respectively.

     Cash Flows From Investing Activities. For fiscal 1996 net cash used in investing activities was $4,857,000 as compared to $3,952,000 for fiscal 1995. Capital expenditures totaled $5,159,000 for fiscal 1996 and $3,994,000 for fiscal 1995 and were invested in the new stores and in remodeling and equipment expenditures in existing operations.

     Cash Flows From Financing Activities. During fiscal 1996, the Company made periodic borrowings under its revolving credit facility (see "Liquidity") to finance its inventory purchases, store expansion, remodeling and equipment purchases for the fiscal year.

      The Company has available a long-term line of credit with its bank,(see "Liquidity"). This line had an average balance of $7,000,000 and $2,961,000 for the fiscal years 1996 and 1995, respectively. During fiscal 1996, this line of credit had a high balance of $10,337,000 and a $9,021,000 balance as of February 3, 1996. The balance at March 29, 1996, was $9,817,000.
       Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                                        Fiscal Year
                                   1996       1995         1994
   Working capital              $21,829     12,524       12,540
   Current ratio                 3.89:1     2.08:1       3.23:1
   Ratio of working capital       .51:1      .36:1        .47:1
   to total assets
   Ratio of long-term debt
   (including current              38:1      .25:1        .11:1
      maturities) to
   stockholders' equity

      In fiscal 1996, the Company renewed its line of credit to
be  payable  at a fixed maturity rather than on demand.   As  a
result the loan was reclassified as long-term debt rather than as a current liability.

      As  a  result  of  the  change  in  fiscal  1995  in  the
relationship with CMT Enterprises, Inc., the Company was required to increase its borrowings approximately $5,200,000 to finance the purchase of raw materials and manufacturing of finished goods. Previously, CMT sold finished goods to the Company. Under the new arrangement, CMT acts as the Company's agent in the purchase of raw materials (i.e. fabrics, linings, buttons, etc.) and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. Increases in inventory because of the Company's expansion have required increased borrowings under the Company's credit line.

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment.

      Management believes cash flow from operations and its existing banking arrangements should be sufficient to meet its operating needs and capital expenditures through fiscal 1997. The Company's capital expenditures budget for fiscal 1997 is approximately $3,700,000. Subsequent to February 3, 1996, the Company increased the above line of credit to $15,000,000. Additionally, a $3,000,000 line of credit was obtained from a separate banking institution for the purpose of issuing letters of credit.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and the holiday selling seasons. In light of this pattern, selling, general and administrative expenses were typically higher as a percentage of sales during the spring seasons (first and second quarters) of each fiscal year.

Inflation

     Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. Inflation has had no meaningful effect on sales, or net earnings of the Company.

Impact of Pending Accounting Announcements

      In March 1995, the Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (Statement 121). Statement 121 is required to be adopted for fiscal years beginning after December 15, 1995. Statement 121 establishes accounting standards for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 is required to be adopted for fiscal years beginning after December 15, 1995. Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans.

      Management  believes that the adoption of Statements  121
and 123 will not have a significant impact on the financial condition or the results of operations of the Company.
ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                           14

Consolidated Financial Statements:

     Consolidated Balance Sheets
          February 3, 1996, and January 28, 1995                       15

     Consolidated Statements of Earnings
           53  Weeks  Ended February 3, 1996,  52  Weeks  Ended
January 28, 1995, and January 29, 1994                                 17

     Consolidated Statements of Stockholders' Equity
           53  Weeks  Ended February 3, 1996,  52  Weeks  Ended
January 28, 1995, and January 29, 1994                                 18

     Consolidated Statements of Cash Flows
           53  Weeks  Ended February 3, 1996,  52  Weeks  Ended
January 28, 1995, and January 29, 1994                                 19

     Notes to Consolidated Financial Statements                        20
                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Harold's Stores, Inc.:



      We have audited the accompanying consolidated balance sheets of Harold's Stores, Inc. and subsidiaries (the Company) as of February 3, 1996 and January 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the 53 week period ended February 3, 1996, and the 52 week periods ended January 28, 1995 and January 29,
1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harold's Stores, Inc. and subsidiaries as of February 3, 1996, and January 28, 1995, and the results of their operations and their cash flows for the 53 week period ended February 3, 1996, and the 52 week periods ended January 28, 1995, and January 29, 1994, in conformity with generally accepted accounting principles.

                                              KPMG  PEAT  MARWICK
LLP


Oklahoma City, Oklahoma
March 29, 1996

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                                 February      January
                                                  3, 1996     28, 1995

   Current assets:

      Cash and cash equivalents                         $          109
                                                        2
      Trade accounts receivable, less
   allowance                                        4,687         4,238
          for doubtful accounts of $200 and
   $175, respectively
      Other accounts receivable                       568          671
      Merchandise inventories                      21,647       17,847
      Prepaid expenses                              1,759          646
      Deferred income taxes                           710          622

      Total current assets                         29,373        24,133

   Property and equipment, at cost                 18,999       15,186
   Less accumulated depreciation and              (6,097)      (4,955)
   amortization

      Net property and equipment                   12,902       10,231

   Other assets                                       334          297


    Total assets                                  $42,609       34,661
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                February 3,  January 28,
                                                       1996         1995

Current liabilities:

   Current maturities of long-term debt           $      75        4,977
   Accounts payable                                   4,396        4,154
   Redeemable gift certificates                         672          509
   Accrued bonuses and payroll expenses               1,624        1,129
   Accrued rent expense                                 241          257
    Income taxes payable                                536          583

          Total current liabilities                   7,544       11,609

Long-term debt, net of current maturities             9,540          594
Deferred income taxes                                   226          198

Commitments and contingent liabilities (notes
8 and 10)

Stockholders' equity:

   Preferred stock of $.01 par value
      Authorized 1,000,000 shares; none issued            -            -
   Common stock of $.01 par value
      Authorized 7,500,000 shares; issued and
            outstanding  4,958,181 in 1996,              50           47
4,698,174 in 1995
    Additional paid-in capital                       20,572       17,491
    Retained earnings                                 4,677        4,722

           Total stockholders' equity                25,299       22,260


Total liabilities and stockholders' equity         $ 42,609       34,661
             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)

                                    53 Weeks      52 Weeks      52 Weeks
                                       Ended         Ended         Ended
                                 February 3,   January 28,   January 29,
                                        1996          1995          1994

Sales                                $94,264        75,795        60,940

Costs and expenses:
      Cost   of   goods    sold
(including occupancy and
       central buying expenses,       59,831        49,388        40,591
exclusive of items shown
        separately below)

      Selling,   general    and       19,344        14,972        12,072
administrative expenses

   Advertising expense                 7,807         5,912         3,968

   Depreciation and                    2,185         1,710         1,409
amortization

   Interest expense                      452           274
                                                                     117

                                      89,619        72,256
                                                                  58,157

   Earnings before income taxes        4,645         3,539         2,783

Provision for income taxes             1,858         1,451
                                                                   1,171

   Net earnings                      $ 2,787         2,088
                                                                   1,612

Earnings per common share           $    .56           .42
                                                                     .35
Weighted average number of
common shares                      5,000,033     4,923,951     4,598,846
   outstanding
             HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)

                                   53 Weeks     52 Weeks    52 Weeks
                                      Ended        Ended       Ended
                                   February      January     January
                                    3, 1996     28, 1995    29, 1994

Common stock:

     Balance, beginning of year      $   47           43         33

Stock dividend  (5 percent) in
1996 of 235,868 shares, and (10
percent), 426,970 shares in               3            4           4
1995, and  386,549 shares in
1994

Stock bonuses, 1,301 shares in
1996, 645 shares in 1995, and             -           -            1
1,315 shares in 1994

Employee  Stock  Purchase  Plan
22,838  shares  in  1996,   and           -            -           -
17,712 shares in 1995

Sale of 516,000 shares                    -           -            5

   Balance, end of year              $   50          47           43


Additional paid-in capital:

   Balance, beginning of year       $17,491      13,047        6,945

Stock  dividend (5 percent)  in
1996  and (10 percent) in  1995       2,827        4,265       3,090
and 1994

Stock bonuses                            13           6            8

Sale of 516,000 shares, net of
issuance cost of $474,000                 -            -       3,004

Employee stock purchase plan            241         173            -

   Balance, end of year            $ 20,572      17,491       13,047


Retained earnings:

Balance, beginning of year           $4,722       6,906        8,388

Net earnings                          2,787       2,088        1,612

Stock  dividend (5 percent)  in
1996 and (10 percent )              (2,832)      (4,272)     (3,094)
in 1995 and 1994

Balance, end of year                $ 4,677       4,722       6,906
             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                      53 Weeks    52 Weeks     52 Weeks
                                         Ended       Ended        Ended
                                   February 3, January 28,  January 29,
                                          1996        1995         1994

Cash flows from operating
activities:
Net earnings                            $2,787    $  2,088        1,612
Adjustments to reconcile net
earnings to net cash
   provided by (used in)
operating activities:
   Depreciation and amortization         2,185       1,710        1,409
   Loss (gain) on sale of assets             1         (4)          (6)
   Shares issued under employee            255         179            9
incentive plans
Changes in assets and
liabilities:
   Increase in trade and other           (346)       (419)        (999)
accounts receivable
   Increase in merchandise             (3,800)     (5,200)      (1,891)
inventories
   Increase in income taxes                  -           9           37
receivable
   Deferred income taxes                  (60)        (95)           29
(benefits)
   Decrease (increase) in other           (37)           2        (222)
assets
   Increase in prepaid expenses        (1,113)       (266)         (35)
   Increase (decrease) in                  242       1,326        (393)
accounts payable
   Increase (decrease) in income          (47)         583           --
taxes payable
   Increase (decrease) in accrued          642         656         (59)
expenses
Net cash provided by (used in)             709         569        (509)
operating activities

Cash flows from investing
activities:
   Acquisition of property and         (5,159)     (3,994)      (2,909)
equipment
   Proceeds from disposal of               302          42          105
property and equipment
Net cash used in investing             (4,857)     (3,952)      (2,804)
activities

Cash flows from financing
activities:
   Advances on debt                    32,652       26,357       18,325
   Payments of debt                   (28,608)    (23,005)     (18,065)
   Proceeds of common stock                  -           -        3,009
offering
   Payments of fractional shares          (3)          (3)            -
issued with stock dividend
Net cash provided by financing          4,041        3,349        3,269
activities

Net decrease in cash and cash            (107)        (34)         (44)
equivalents
Cash and cash equivalents at               109         143          187
beginning of year
Cash and cash equivalents at end       $     2         109          143
of year

Supplemental disclosure of cash
flow information:
Cash paid during the year for:
   Income taxes                        $ 1,965         954        1,025
   Interest                           $    452         291          139
             HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    February 3, 1996, January 28, 1995, and January 29, 1994

1.   Summary of Significant Accounting Policies

Nature of Entity

       Harold's Stores, Inc. an Oklahoma corporation (the Company), operates a chain of "updated traditional", classic styled ladies' and men's specialty apparel stores. The Company offers its merchandise in 29 stores primarily across the South and Southwest, with 10 stores located in Texas, and through its mail order catalog. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer. In addition, the in-house advertising and catalog production capabilities create opportunities for vertical integration.

Basis of Presentation

     The consolidated financial statements include the accounts of  the  Company and its subsidiaries, all of which are  wholly
owned.   All significant intercompany accounts and transactions
have been eliminated.

Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. Fiscal years 1996, 1995 and
1994 ended February 3, 1996,  January 28, 1995, and January 29,
1994, respectively.

Accounts Receivable and Finance Charges

       Trade accounts receivable primarily represent the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when billed to the customers. Minimum monthly payments are required generally equal to ten percent of the outstanding balance. The average liquidation rate at February 3, 1996, was approximately 4 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $705,000, $578,000, and $480,000, in fiscal 1996, fiscal 1995, and fiscal 1994, respectively.

Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Inventories of raw materials are valued at the lower of cost or market, and approximate $5,600,000 and $3,600,000 in fiscal 1996, and fiscal 1995, respectively.

Depreciation, Amortization, and Maintenance and Repairs

      Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the respective leases or the expected life of the improvements. The following are the estimated useful lives used to compute depreciation and amortization:

     Buildings                                  30 years
     Leasehold improvements                          5-10 years
     Furniture and equipment                         4-7 years

     Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized.

Preopening Expenses and Catalog Costs

      Costs associated with the opening of new stores are expensed during the first full month of operations. The costs are carried as prepaid expenses prior to the store opening. Such costs included approximately $535,000 at February 3, 1996, and $67,000 at January 28, 1995.
       The Company expenses all non-direct advertising as incurred and defers the direct costs of producing its mail order catalogs. These costs are amortized over the estimated sales period of the catalogs, generally three to four months. At February 3, 1996 and January 28, 1995 approximately $257,000 and $220,000 of deferred catalog costs are included in other assets, respectively. The Company incurred approximately $7,807,000, $5,912,000, and $3,968,000 in advertising expenses of  which  approximately $4,818,000, $3,678,000, and $2,157,000 were related to the mail order catalogs during fiscal years 1996, 1995 and 1994 respectively.

Income Taxes

      Income  taxes  are  accounted for  under  the  asset  and
liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the periods restated for the five percent stock dividend in fiscal 1996, and the ten percent stock dividends in fiscal 1995, and fiscal 1994 and includes common stock equivalents of 53,181 in fiscal 1996.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2.   Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company's debt is at a variable interest rate; therefore, book value approximates fair value.

3.   Property and Equipment

     Property and equipment at February 3, 1996 and January 28,
1995 consisted of the following (in thousands):

                                    1996        1995

Land                           $     665    $    590
Buildings                          2,796       1,987
Leasehold                          4,934       4,310
improvements
Furniture and                     10,604       8,299
equipment
                                 $18,999     $15,186
4.   Note Payable and Long-term Debt

Borrowings under short-term agreements were as follows (in thousands):

                                        1996       1995       1994

Balance at end of fiscal year              $      4,902      1,475
                                           -
Weighted average interest rate at          -       8.5%       6.0%
end of fiscal year
Maximum balance outstanding during    $7,558      5,928      2,950
the year
Average balance outstanding during    $5,552      2,961      1,051
the year
Weighted average interest rate          8.6%       7.4%       6.1%
during the year

Average outstanding balances in the above table are based on the number of days outstanding. Weighted average interest rates are the result of dividing the related interest expense by average borrowings outstanding.

Long-term  debt  at   February  3, 1996,  and  January  28,  1995
consisted of the following (in thousands):

                                          1996        1995

Borrowings  under line  of  credit,
bearing interest at a variable
rate  (7.8%  at February  3,  1996)     $9,021           -
payable monthly, principal
due June 30, 1997.

Note  payable to bank,  secured  by
building  and  land with  net  book
value  of $335 at February 3, 1996,
bearing   interest  at  a  variable
rate,  (8.0% at February 3,  1996),        594         669
due  in  monthly  installments   of
principal   of   $6  plus   accrued
interest,  with final  payment  due
September 2002.

Total long-term debt                     9,615         669

   Less current maturities of long-         75          75
term debt

Long-term  debt,  net  of   current     $9,540         594
maturities

The annual maturities of the above long-term debt as of  February
3, 1996 are as follows (in thousands):

             Fiscal    year
             ending
             1997                      $     75
             1998                         9,096
             1999                            75
             2000                            75
             2001                            75
             2002       and                 219
             subsequent

             Total                      $ 9,615

      During fiscal 1995, the Company's line of credit was classified as short-term. On August 22, 1995, the line of credit available was renewed with a two-year maturity and increased to a $12,000,000 credit facility. Subsequent to February 3, 1996, the Company increased the above line of credit to $15,000,000. Additionally, a $3,000,000 line of credit was obtained from a separate banking institution for the purpose of issuing letters of credit.


5.   Income Taxes
     Income tax expense (benefit) for the years ended February 3, 1996, January 28, 1995, and January 29, 1994, consisted of the following (in thousands):

                                      1996      1995     1994
             Curre
             nt:
                                    $1,569     1,265
             Feder                                        925
             al
                                       349       281      217
             State
                                     1,918     1,546    1,142
             Defer
             red:
                                      (50)      (79)       23
             Feder
             al
                                      (10)      (16)
             State                                          6
                                      (60)      (95)       29

                                    $1,858     1,451    1,171
             Total

      Income tax expense differs from the normal tax rate as follows :

                                     1996      1995      1994

 Statutory tax rate                   34%       34%       34%
 Increase in income taxes
 caused by:
    State income taxes                  6         6         6
    Other, net                          -         1         2

 Effective tax rate                   40%       41%       42%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 1996 and January 28, 1995 are presented below (in thousands):

                                     1996      1995

 Deferred tax assets - current:

 Allowance for doubtful            $   85        74
 accounts
 Merchandise inventories              534       528
 Deferred compensation                 91        20
                                    $ 710       622
 Deferred tax liability -
 noncurrent:

 Property and equipment             $ 226       198

      The net deferred tax asset relates solely to future deductible temporary differences and there is no valuation allowance. Management believes that it is more likely than not that the Company will fully realize the gross deferred tax assets; however, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future periods.

6.   Stockholders' Equity and Stock Options

      The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. No preferred shares were issued and outstanding at either February 3, 1996, or January 28, 1995.

      The Company has reserved 1,000,000 shares of its common stock for issuance to key employees under its current stock option and equity incentive plan which was adopted in April 1993 and amended June 1995. The plan has a term of ten years. The Board of Directors may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power of all classes of the Company's stock. Options granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. The following table summarizes the stock option activity for the periods indicated:

                                            Shares          Range of
                                                     Exercise Prices

         Options outstanding, fiscal        33,033             $6.30
         1993

         Granted                                 -                 -
         Exercised                               -                 -
         Terminated                        (3,809)              6.30
         Options outstanding, fiscal        29,224              6.30
         1994

         Granted                           303,074         8.42-9.29
         Exercised                               -
         Terminated                       (21,484)         6.30-9.29
         Options outstanding, fiscal       310,814         6.30-9.29
         1995

         Granted                            33,075             10.48
         Exercised                           (304)             10.48
         Terminated                       (12,309)         6.30-9.29
         Options outstanding, fiscal       331,276        6.30-10.48
         1996

         Options exercisable, fiscal       141,736        6.30-10.48
         1996

      The number of shares and exercise prices have been restated to reflect the five percent stock dividend in fiscal
1996, and the ten percent stock dividends in fiscal 1995, fiscal 1994, and fiscal 1993.

      Additionally, as of February 3, 1996, restricted stock awards for up to $32,700 in market value of common stock were outstanding under the plan. These awards may be exercised over the remaining four-year vesting period in equal annual installments at the fair market value of common stock on such installment vesting date. After giving effect to the outstanding and exercised awards, and based upon the price of common stock on February 3, 1996, the Company may award 666,027 shares or options under the plan.

7.   Retirement and Benefit Plans

      The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to contribute up to 15 percent of their compensation before income taxes. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended February 3, 1996, January 28, 1995, and January 29, 1994, the Company contributed approximately $81,000, $43,000, and $24,000, respectively, to the 401(k) plan.

      The Company has reserved 200,000 shares of common stock for employees under its stock purchase plan which covers all employees who meet minimum age and service requirements. The Company's Board of Directors will determine from time to time the amount of any matching contribution as well as the percentage of participants' compensation that it will match as purchase contributions. The purchase price of shares covered under the plan is fair market value as of the date of purchase in the case of newly issued shares and the actual price paid in the case of open market purchases. The plan was implemented in January 1994 and there was no matching contribution in fiscal year 1994. For the years ended February 3, 1996, and January 28, 1995 the Company's matching contributions were approximately $48,000 and $35,000, and approximately 23,000 and 18,000 shares were issued, respectively.

8.   Related Party Transactions

      Rent  on  the Norman, Oklahoma store and certain  related
facilities  is  paid  to  parties  related  to  the   Company's
Chairman. The store lease terms in 1996, 1995, and 1994 provided for payment of percentage rent equal to four percent of sales plus certain ancillary costs. During the years ended February 3, 1996, January 28, 1995, and January 29, 1994, the total of such rent for the store and certain related facilities was approximately $140,000, $133,000, and $136,000, respectively.

     The Company leases certain office space and a distribution center facility from a limited partnership whose partners are stockholders and directors of the Company. The term of the office space lease is sixteen years commencing April 1, 1996, with annual rent payments of $158,000 plus insurance, utilities, and property taxes until April, 2000, at which time the rent will be $180,000 plus insurance, utilities and property taxes, increasing $2,500 per year until expiration of the lease. The term of the distribution center lease is ten
(10) years commencing December 1, 1992. Rent payments are approximately $64,000 per year payable in monthly installments plus utilities, insurance, and property taxes.

     The Company has an option to purchase the distribution center for a purchase price equal to the greater of the adjusted cost basis of the lessor at the time of closing or 90% of appraised value, exercisable through the fifth year of the lease. At the end of the third lease year on November 30, 1995, the lessor's adjusted cost of the distribution center was approximately $798,000.

      See note 11 for information concerning the employment contracts with the Company's Chairman of the Board, Chief
Executive Officer and President.

9.   Facility Leases

      The Company conducts substantially all of its retail operations from leased store premises under leases that will expire within the next ten years. Several of such leases contain renewal options exercisable at the option of the Company. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

      Minimum rental commitments for store and distribution premises and office space (excluding renewal options) under noncancelable operating leases having a term of more than one year as of February 3, 1996, were as follows (in thousands):

  Fiscal year ending:
  1997                               $ 2,827
  1998                                 2,851
  1999                                 2,523
  2000                                 2,491
  2001                                 2,314
  2002 and subsequent                  9,815
     Total                          $ 22,821

Total rental expense for the years ended February 3, 1996, January 28, 1995, and January 29, 1994, was as follows (in thousands):

                                        1996      1995       1994

  Base rent                           $2,222     1,791      1,461
  Additional amounts
  computed                             1,112       922        666
     as percentage of
  sales

     Total                            $3,334     2,713      2,127

10.  Business Concentrations

     During fiscal 1996 and 1995, more than 90% and 80% respectively, of the ladies' apparel sales were attributable to the Company's product development and private label programs.
The breakdown of total sales between ladies' and men's apparel was approximately 80% and 20% for fiscal 1996, and 78% and 22% for fiscal 1995, respectively.

    The  product  development programs result  in  a  substantial portion of the Company's purchases of raw materials being concentrated among a small group of vendors, of which some are located outside of the United States. CMT Enterprises, Inc. acts as the Company's agent in the purchase of the raw materials, including fabrics, linings, buttons, etc., and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. In the event of the termination of the CMT relationship or other of the Company's vendors, management believes that in most instances more than one new vendor would be required to replace the loss of a principal vendor. Although management believes that replacement vendors could be located, if any buying relationship is terminated and until replacement vendors are located, the operating results of the Company could be materially adversely affected.


    The Company's sales are directly impacted by regional and local economics and consumer confidence. The amount of disposable income available to consumers, as well as their perception of the current and future direction of the economy, impact their level of purchases. The consumer demand for the Company's apparel fluctuates according to changes in customer preferences dictated by fashion and season. In addition, the Company's sales are subject to seasonal influences, with the major portion of sales being realized during the fall season, which includes the back-to-school and the holiday selling seasons. Such fluctuations could affect sales and the valuation of inventory, since the merchandise is placed in the production process, or ordered, well in advance of the season and sometimes before fashion trends are evidenced by consumer purchases.

11.  Commitments and Contingent Liabilities

    The Company issues letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At February 3, 1996, the Company had outstanding, pursuant to such facility, approximately $225,000 in letters of credit to secure orders of merchandise from various domestic and international vendors. Subsequent to year-end the Company renegotiated the line of credit as discussed in Note 4.

    The Company currently has an employment agreement with the Chairman of the Board which continues until January 31, 1998. Pursuant to this agreement, dated January 31, 1993, he is paid an annual salary of $180,000 plus an annual performance bonus and deferred annual compensation of $25,000. Subject to certain terms, at the end of the agreement, the Chairman's employment will be converted to that of a part-time consultant for a period of ten years at an annual salary of $50,000.

    The Company also has employment agreements with the Chief Executive Officer and the President which terminate on January 31, 1998. The Chief Executive Officer's agreement, dated January 31, 1993, and amended January 31, 1995, provides for annual compensation of $220,000 plus an annual performance bonus. The President's agreement, dated January 31, 1993 and amended January 31, 1995, provides for annual compensation of $160,000 plus an annual performance bonus. Neither of these contracts provides for deferred compensation or part-time consultant positions after the termination dates of such contracts.

    The Company is involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. Although the ultimate outcome of such litigation cannot be predicted, the management of the Company, after discussions with counsel, believes that resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

12. Quarterly Financial Data (Unaudited - in thousands, except per share data)

Summarized quarterly financial results are as follows:

                               First  Second  Third  Fourth
 53    Weeks    Ended
 February 3, 1996
 Sales                        $21,31  19,069 25,415  28,464
                                   6
 Gross   profit    on          7,448   7,251  9,245  10,489
 sales
 Net earnings                    486     508    796     997
 Net   earnings   per            .10     .10    .16     .20
 common share

 52    Weeks    Ended
 January 28, 1995
 Sales                        $16,75  15,415 21,031  22,596
                                   3
 Gross   profit    on          5,656   5,403  7,494   7,854
 sales
 Net earnings                    222     449    632     785
 Net   earnings   per            .04     .09    .13     .16
 common share




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

          None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to directors and executive officers of the Company is incorporated by reference to the registrant's definitive proxy statement for its 1996 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1996 annual meeting of stockholders.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1996 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1996 annual meeting of stockholders.

                            PART IV.

ITEM  14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1)      Consolidated Financial Statements.  See  Index  to
Consolidated Financial Statements on page 13.

    (2)     Consolidated  Financial  Statement  Schedule.   The
following financial statement schedule for the 53 Weeks ended
February 3, 1996, and 52  Weeks  ended  January 28, 1995, and
January 29, 1994 is included in this report after the signature page:

        Independent Auditors' Report on Consolidated  Financial
Statement                                              Schedule
31

       Schedule II - Valuation Account                         32
(3)     Exhibits.    Copies  of  the  following  documents  are
exhibits to this report:  (see Index to Exhibits on page 33.

    Certain  of  the exhibits to this filing contain  schedules
which   have   been  omitted  in  accordance  with   applicable
regulations. The Company undertakes to furnish supplementarily a copy of any omitted schedule to the SEC upon request.

(b) Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended February 3, 1996.

                           SIGNATURES

    Pursuant  to  the  requirements  of  Section  13 or 15  (d)
of the Securities Exchange Act of 1934, the registrant has duly
caused  this   report  to  be  signed  on its behalf   by   the
undersigned, thereunto duly authorized.

                      HAROLD'S STORES, INC.

          By:/s/H. Rainey Powell, Date: April 29, 1996
                   H. Rainey Powell, President


 Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

    Signature                               Title          Date

/s/  Harold G. Powell                     Chairman of the Board
and Director                            April 29, 1996
Harold G. Powell

/s/Rebecca P. Casey                     Chief Executive Officer
and Director                            April 29, 1996
Rebecca P. Casey

/s/H.   Rainey   Powell                      President,   Chief
Financial Officer                       April 29, 1996
H. Rainey Powell                        and Director

/s/Lisa      P.      Hunt                              Director
April 29, 1996
Lisa P. Hunt

/s/Kenneth   C.   Row                         Executive    Vice
President and Director                  April 29, 1996
 Kenneth C. Row

/s/Linda L. Daugherty                   Vice President and
Controller                              April 29, 1996
Linda   L.   Daugherty                       (Chief  Accounting
Officer)

/s/Michael      T.      Casey                          Director
April 29, 1996
Michael T. Casey

/s/Gary      C.      Rawlinson                         Director
April 29, 1996
Gary C. Rawlinson

/s/William      F.      Weitzel                        Director
April 29, 1996
William F. Weitzel

/s/James      R.     Agar                              Director
April 29, 1996
 James R. Agar

/s/W.      Howard     Lester                           Director
April 29, 1996
 W. Howard Lester owar


/s/Robert     Brooks    Cullum,    Jr.                 Director
April 29 , 1996
 Robert Brooks Cullum, Jr. owar




INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
STATEMENT SCHEDULE


The Board of Directors and Stockholders
Harold's Stores, Inc.:


  Under date of March 29, 1996, we reported on the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of February 3, 1996, and January 28, 1995 and the related consolidated statements of earnings, stockholders' equity and
cash flows for the 53 week period ended February 3, 1996,   and
the 52 week periods ended January 28, 1995, and January 29, 1994, which are included in the annual report on Form 10-K for the 53 week period ended February 3, 1996. In connection with
our   audits  of  the  aforementioned  consolidated   financial
statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2) of Form 10-
K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In   our  opinion,  such  consolidated  financial  statement
schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                          KPMG PEAT MARWICK LLP

Oklahoma City, Oklahoma
March 29, 1996


Schedule II

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                        VALUATION ACCOUNT
                         (In Thousands)



                                        Addit  Additi
                               Balanc   ions-   ons-   Deduct   Balanc
                                e at    Charg  Recove   ions-    e at
     Description               Beginn   ed to   ries   Write-   End of
                               ing of   Expen    of    off of   Period
                               Period    se    Accoun  Accoun
                                                 ts      ts
                                               Writte
                                                n Off

 53 Weeks ended
 February 3, 1996:
 Allowance        for             $175    109       34     118     200
 doubtful
 receivables

 52 Weeks ended
 January 28, 1995:
 Allowance        for             $175     61       34      95     175
 doubtful
 receivables


 52 Weeks ended
 January 29, 1994:
 Allowance        for             $175     81       15      96     175
 doubtful
 receivables

                        INDEX TO EXHIBITS

No.                           Description                             Pag
                                                                       e
3.1 Certificate of Incorporation of Registrant (Incorporated by Reference to Exhibit 3.1 to Form 8-B Registration Statements, N/A Registration No. 1-10892).
3.2 By-laws of Registrant (Incorporated by Reference to Exhibit  3.2
    to Form 8-B Registration Statement, Registration No. 1-10892).    N/A
4.1 Specimen   Certificate   for  Common  Stock   (Incorporated   by
    Reference to Exhibit 4.1 to Form S-1 Registration Statements, N/A Registration No. 33-15753).
9.1 Stockholders'   Agreement   Among   Certain   Stockholders    of
    Registrant  dated August 20, 1987 (Incorporated by Reference  to  N/A
    Exhibit  9.1  to  Form S-1 Registration Statement,  Registration
    No. 33-15753).
10. Lease  Agreement  dated May 1, 1987 by and between  Harold's  of
 1 Norman, Inc. and Powell Properties, Inc. (Incorporated by N/A Reference to Exhibit 10.1 to Form S-1 Registration Statement, Registration No. 33-15753).
10. Lease  Agreement  dated May 1, 1987 by and between  Harold's  of
 2  Norman,  Inc.  and Ruby K. Powell (Incorporated by Reference  to  N/A
    Exhibit  10.2  to Form S-1 Registration Statement,  Registration
    No. 33-15753).
10. Lease  Agreement dated October 31, 1985 by and between  Harold's
 3 Men's Apparel, Inc. predecessor to Harold's of Norman, Inc. and Highland Park Shopping Village (Incorporated by Reference to
    Exhibit 10.9 to Form S-1 Registration Statement, Registration N/A No. 33-15753) and Amendment to Lease dated June 15, 1988. (Incorporated by Reference to Exhibit 10.8 to Form 10-K for the
    year ended January 31, 1989).
10. Lease  Agreement dated November 1, 1990, by and between Harold's
 4 Stores, Inc. and Michael T. Casey, Trustee (329 Partners-I Limited Partnership). (Incorporated by Reference to Exhibit N/A
    10.29 to Form 10-K for the year ended February 2, 1991).
10. Amended  and  Restated Lease Agreement dated April 1,  1996,  by
 5 and between Harold's Stores, Inc. and 329 Partners-II Limited 33 Partnership. ( Dallas Buying Office).
10. Lease  Agreement dated October 4, 1991, by and between  Harold's
 6  Stores,  Inc.  and  329 Partners-II Limited Partnership.   (East
    Lindsey Warehouse facility, Norman, Oklahoma). (Incorporated by N/A Reference to Exhibit 10.22 to Form 10-K for the year ended February 1, 1992).
10. Employment  and  Deferred Compensation Agreement  dated  January
 7 31, 1993 between Registrant and Harold G. Powell (Incorporated N/A by Reference to Exhibit 10.21 to Form 10-K for the year ended January 30, 1993).*
10. Employment  Agreement dated January 31, 1993 between  Registrant
 8  and  Rebecca Powell Casey (Incorporated by Reference to  Exhibit  N/A
    10.22 to Form 10-K for the year ended January 30, 1993).*
10. Employment  Agreement dated January 31, 1993 between  Registrant
 9  and  H.  Rainey  Powell  (Incorporated by Reference  to  Exhibit  N/A
    10.23 to Form 10-K for the year ended January 30, 1993).*
10. Form   of  Indemnification  Agreement  between  Registrant   and
10  members of its Board of Directors (Incorporated by Reference  to  N/A
    Exhibit  10.19 to Form S-1 Registration Statements, Registration
    No. 33-15753).
22. Subsidiaries  of  the Registrant (Incorporated by  Reference  to
 1 Exhibit 22.1 to Form 8-B Registration Statements, Registration N/A No. 1-10892).
23. Consent  of KPMG Peat Marwick LLP to Incorporation of  financial
 1 statements in the Registrant's Form S-8 Registration Statement 32 (No. 33-68604).



* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



INDEPENDENT AUDITORS' CONSENT                                Exhibit 23.1


The Board of Directors and Stockholders
Harold's Stores, Inc.


    We consent to incorporation by reference in the registration statement (No. 33-68604) on Form S-8 of Harold's Stores, Inc. of our reports dated March 29, 1996, relating to the consolidated balance sheets of Harold's Stores, Inc. subsidiaries as of February 3, 1996, and January 28, 1995 the related consolidated statements of earnings, stockholders' equity, cash flows and the related consolidated financial statement schedule for the 53 week period ended February 3, 1996, and the 52 week periods ended January 28, 1995, and January 29, 1994, which reports appear in the February 3, 1996, annual report on Form 10-K of Harold's Stores, Inc.




                                       KPMG PEAT MARWICK, LLP



Oklahoma City, Oklahoma
April 29, 1996