Form 10-Q
period 1996-05-04
HAROLDS STORES INC
filed 1996-06-10
CIK 818682

15
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File
          No. May 4, 1996                              0-6131

                      HAROLD'S STORES, INC.
      (Exact name of registrant as specified in its charter)



                 Delaware                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)
      Identification
                                                           No.)
      765 Asp Norman, Oklahoma  73069          (405) 329-4045
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


            Yes      X      .                   No
 .
             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                     Common Stock 4,965,245
              Harold's Stores, Inc. &
              Subsidiaries Index
                           to
              Quarterly Report on Form 10-Q
              For the Period Ended May 4, 1996


Part I. - FINANCIAL INFORMATION
Page
     Item 1.   Financial Statements
         Consolidated Balance Sheets - May 4, 1996  (unaudited)
and February 3, 1996.                                        3
          Consolidated Statements of Earnings -
                Thirteen Weeks ended May 4, 1996 (unaudited)  and
April 29, 1995 (unaudited)                                   5

          Consolidated Statements of Stockholders' Equity -
                Thirteen Weeks ended May 4, 1996 (unaudited)  and
April 29, 1995 (unaudited)                                   6

Consolidated Statements of Cash Flows -
                Thirteen Weeks ended May 4, 1996 (unaudited)  and
April 29, 1995 (unaudited)                                    7

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               12

     Item  6.  Exhibits and Reports on Form 8-K:
         There were no reports on Form 8-K for the quarter ended
May 4, 1996

     Signature                                                 13

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                              ASSETS
                          (In Thousands)

                                              May 4, 1996   February 3,
                                                               1996
                                               (unaudited)
 Current assets:

    Cash                                        $     249          2
    Trade accounts receivable, less
     allowance                                      5,170      4,687
        for doubtful accounts of $200
    Other accounts receivable                         534        568
    Merchandise inventories                        20,631     21,647
    Prepaid expenses                                2,162      1,759
    Deferred income taxes                             710        710

    Total current assets                           29,456     29,373

 Property and equipment, at cost                   20,061     18,999
 Less accumulated depreciation and                 (6,684)    (6,097)
 amortization

    Net property and equipment                     13,377     12,902

Other assets                                          103        334

    Total assets                                  $42,936     42,609










   See accompanying notes to interim consolidated financial
                          statements.

            HAROLD'S STORES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             LIABILITIES AND STOCKHOLDERS' EQUITY
               (In Thousands Except Share Data)
                                               May 4, 1996    February
                                                               3, 1996
                                               (unaudited)
Current liabilities:
   Current maturities of long-term debt                  $          75
                                                        75
   Accounts payable                                  4,175       4,396
   Redeemable gift certificates                        488         672
   Accrued bonuses and payroll expenses              1,728       1,624
   Accrued rent expense                                180         241
   Income taxes payable                                640         536

          Total current liabilities                  7,286       7,544

Long-term debt, net of current maturities            9,418       9,540
Deferred income taxes                                  226         226


Stockholders' equity:

   Preferred stock of $.01 par value
      Authorized 1,000,000 shares; none                  -           -
issued
   Common stock of $.01 par value
      Authorized 7,500,000 shares; issued and
            outstanding 4,965,245 in May,               50          50
4,958,181 in February
    Additional paid-in capital                      20,673      20,572
    Retained earnings                                5,283       4,677

      Total stockholders' equity                    26,006      25,299


      Total liabilities and stockholders'          $42,936      42,609
equity








   See accompanying notes to interim consolidated financial
                          statements.

            HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
               (In Thousands Except Share Data)

                                    13 Weeks      13 Weeks
                                       Ended         Ended
                                 May 4, 1996     April 29,
                                                      1995
                                       (Unaudited)
Sales                                $24,522        21,316
Costs and expenses:
      Cost   of   goods   sold
(including occupancy and              15,891        13,868
      central buying expenses,
exclusive of items shown
      separately below)

      Selling,   general   and         4,854         4,298
administrative expenses

   Advertising                         1,976         1,667

   Depreciation and                      665           512
Amortization

   Interest expense                      126           160

                                      23,512        20,505

     Earnings  before   income         1,010           811
taxes

Provision for income taxes               404           325

   Net earnings                     $    606           486

Earnings per common share          $     .12           .10
Weighted average number of
common shares                      5,097,483     4,984,616
   outstanding




   See accompanying notes to interim consolidated financial
                          statements.

             HAROLD'S STORES INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in Thousands)


                                           13 Weeks     13 Weeks
                                              Ended        Ended
                                        May 4, 1996    April 29,1995
                                              (Unaudited)
Common stock:
   Balance, beginning and end of        $        50           47
period


Additional paid-in capital:

   Balance, beginning of period            $ 20,572       17,491

   Employee Stock Purchase Plan                 101           73

   Balance, end of period                  $ 20,673       17,564

Retained earnings:

   Balance, beginning of period            $  4,677        4,722

   Net earnings                                 606          486

   Balance, end of period                  $  5,283        5,208


 See accompanying notes to interim consolidated financial
                          statements.

            HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED
             STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                           13 Weeks    13 Weeks
                                              Ended       Ended
                                        May 4, 1996   April 29,1995
                                              (Unaudited)
 Cash flows from operating activities:
 Net earnings                            $      606          486
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization               665          512
     Loss (gain) on sale of assets              (1)            -
    Shares issued under employee                101           73
 incentive plan
 Changes is assets and liabilities:
    Increase in trade and other                (449)       (916)
 accounts receivable
    Decrease (increase) in merchandise         1,016       1,260
 inventories
    Decrease (increase) in other assets          231        (99)
    Increase in prepaid expenses               (403)       (199)
    Increase (decrease) in accounts            (221)        (80)
 payable
    Increase (decrease) income taxes             104       (238)
 payable
    Increase (decrease) in accrued             (141)         118
 expenses

 Net cash provided by operating               1,508          917
 activities

 Cash flows from investing activities:
    Acquisition of property and              (1,224)     (1,135)
 equipment
    Proceeds from disposal of property            85        (70)
 and equipment

 Net cash used in investing activities       (1,139)     (1,205)

 Cash flows from financing activities:
    Advances on note payable                  6,537        5,790
    Payments of note payable                 (6,640)     (5,032)
    Payments of long-term debt                 (19)         (19)

 Net cash provided by (used in)               (122)          739
 financing activities

 Net increase in cash                           247          451
 Cash at beginning of year                        2          109
 Cash at end of period                      $   249          560


      See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 May 4, 1996 and April 29, 1995
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 4, 1996 and the results of its operations and cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995. The results of operations for the thirteen weeks ended May 4, 1996 and April 29, 1995 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year
     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 4,
1996  through February 1, 1997, has been designated  as  fiscal
1997.

3.   Reclassifications
     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1996 and includes common stock equivalents of 136,643 and 47,135 in fiscal 1997, and fiscal 1996, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings.

                                 52 Weeks       13 Weeks        13 Weeks
                                   Ended          Ended           Ended
                              February 3,    May 4, 1996       April 29,1996

 Sales                             100.0%         100.0%          100.0%

 Cost of goods sold                (63.5)         (64.8)          (65.1)
 Selling, general and              (20.5)         (19.8)          (20.1)
 administrative expenses
 Advertising expense                (8.3)          (8.1)           (7.8)
 Depreciation and                   (2.3)          (2.7)           (2.4)
 amortization
 Interest expense                   (0.5)          (0.5)           (0.8)

 Earnings before income              4.9            4.1              3.8
 taxes
 Provision for income taxes         (1.9)          (1.6)           (1.5)

 Net earnings                        3.0%           2.5%            2.3%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                                   13 Weeks       13 Weeks
                                      Ended        Ended
                                May 4, 1996      April 29, 1995

 Store sales (000's)               $ 21,990      $18,783
       Catalog sales (000's)          2,532        2,533

    Net sales (000's)              $ 24,522      $21,316

 Total sales growth                    15.0%       27.2%
 Growth in comparable store             3.8%        7.8%
 sales (52 week basis)
 Growth in catalog sales                 -         34.6%
 Store locations:
 Existing stores beginning of            29          25
 period
    New stores opened during              2           1
 period
    Total stores at end of               31          26
 period


      The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales contributed to total sales growth for the first quarters of fiscal 1997 and 1996.

      New stores opened during the prior twelve months, include a 4,292 square foot ladies' and "Old School" store opened in Louisville, Kentucky in September 1995 (third quarter); a 5,200 square foot full-line men's and ladies' store opened in Baton Rouge, Louisiana in November 1995 (third quarter); Harold's second outlet center, a 5,160 square foot store in Hillsboro, Texas in December 1995 (fourth quarter), a 5,076 square foot ladies' and "Old School" store opened in Greenville, South Carolina in March 1996 and a 5,000 square foot full-line men's and ladies' store opened in Leawood, Kansas in May 1996 (first quarter).

      The Company's gross margin increased during the quarter ended May 4, 1996 compared to the Company's gross margin for the comparable period in the prior fiscal year. Among the principal factors contributing to the increase was reduction in aggregate merchandise markdowns due to increased sales volumes in the Company's stores.

      Selling, general and administrative expenses decreased as a percentage of sales during the quarter ended May 4, 1996 compared to the comparable period in the prior fiscal year. This decrease resulted primarily from the leveling of catalog expenses and sales salaries as a percentage of sales during such quarter compared to prior periods. However, selling, general and administrative expenses may increase as a percentage of sales during the remainder of fiscal 1997 as the Company pursues its expansion plans to open four more stores in fiscal 1997 in addition to the two new stores opened during the first quarter of fiscal 1997.

       The  average  balance  on  total  outstanding  debt  was
$9,942,000 for the quarter ended May 4, 1996 compared to $6,040,000 for the comparable period in the prior fiscal year. This increase in outstanding debt was due primarily to borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases. Average interest rates on the Company's line of credit were approximately the same for the quarter ended May 4, 1996 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the quarter ended May 4, 1996, net cash provided by operating activities was $1,508,000 as compared to $917,000 for the same period in fiscal 1996. The increase is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements between the first quarters ended May 4, 1996 and April 29, 1995, included an increase of $449,000 and $916,000 respectively in trade and other accounts receivable. The increase in trade and other accounts receivable is the result of management's decision to promote sales using the Company's credit card. These promotions are in conjunction with new store openings, as well as existing stores, and are designed to provide a convenient source of credit for the Company's customers at all Harold's locations and to increase the Company's finance charge revenues.

      In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to a decrease of $1,016,000 in the Company's merchandise inventories for the quarter ended May 4, 1996, as compared to the first quarter of fiscal 1996,during which inventories decreased by $1,260,000, and a decrease of $221,000 in the Company's accounts payable during the quarter ended May 4, 1996, compared to a decrease in payables of $80,000 for the first quarter of fiscal 1996.

Management expects that the dollar size of its merchandise inventories will increase as it expands its chain of retail stores and catalog operation, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     Cash Flows From Investing Activities. For fiscal 1996 net cash used in investing activities was $4,857,000 as compared to $3,952,000 for fiscal 1995. For the quarter ended May 4, 1996, net cash used in investing activities was $1,139,000 as compared to $1,250,000 for the first quarter ended April 29, 1995. Capital expenditures totaled $5,159,000 for fiscal 1996 compared to $3,994,000 for fiscal 1995, and $1,224,000 for the quarter ended May 4, 1996 compared to $1,135,000 for the quarter ended April 29, 1995. Capital expenditures during such periods were invested principally in new stores and in remodeling and equipment expenditures at existing facilities.

      Cash Flows From Financing Activities. During the quarter ended May 4, 1996, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases. Effective February 20, 1996, the Company increased the above line of credit to $15,000,000.

      During the quarters ended May 4, 1996, the line of credit had an average balance of $9,259,000 and $5,390,000, respectively. During the quarter ended May 4, 1996, the line of credit had a high balance of $0,473,000 and a balance of $8,918,000 as of the end of such quarter. The balance at June 6, 1996 was $8,926,000.

      The Company has available a long term line of credit with its bank, which was increased effective February 28, 1996 to a $15 million credit facility. This line had an average balance of $9,259,000 and $5,390,000 for the first quarter of fiscal 1997 and 1996, respectively. During the first quarter ended May 4, 1996, this line of credit had a high balance of $10,473,000 and a $8,918,000 balance as of May 4, 1996. The balance as of May 29, 1996 was $8,906,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                             February       May 4,     April 29,
                              3, 1996         1996          1995
 Working capital (000's)      $21,829       22,170       $12,272
 Current ratio                 3.89:1       4.04:1        2.01:1
 Ratio of working capital       .51:1        .52:1         .34:1
 to total assets
  Ratio of total debt to         .38:1         .37:1      .28:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment.

     Management believes that cash flow from operations and its existing banking arrangements should be sufficient to meet its operating needs and capital requirements through the fiscal year ending February 1, 1997.
Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and the holiday selling season. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each fiscal year.

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


Date:     June 7, 1996