Form 10-Q
period 1996-08-03
HAROLDS STORES INC
filed 1996-09-18
CIK 818682

16

                    SECURITIES AND EXCHANGE COMMISSION


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                        __________________________

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                    Commission File
             August 3, 1996                              No. 1-10892


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

      As of September 16, 1996, the registrant had 5,432,452 shares of Common Stock outstanding.

                           Harold's Stores, Inc.
                                 Index to
                       Quarterly Report on Form 10-Q
                    For the Period Ended August 3, 1996


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

           Consolidated  Balance Sheets - August 3,  1996  (unaudited)  and
February 3, 1996                                                          3

          Consolidated Statements of Earnings -
                Thirteen  Weeks and Twenty-Six Weeks ended August  3,  1996
(unaudited) and July 29, 1995(unaudited)                                  5

          Consolidated Statements of Stockholders' Equity -
                Twenty-Six Weeks ended August 3, 1996 (unaudited) and  July
29, 1995 (unaudited)                                                      6

          Consolidated Statements of Cash Flows -
                Twenty-Six Weeks ended August 3, 1996 (unaudited) and  July
29, 1995 (unaudited)                                                      7

          Notes to Interim Consolidated Financial Statements              8

      Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9

Part II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                         12

     Item 4.   Submission of Matters to a Vote of Security Holders       12

     Item 6.   Exhibits and Reports on Form 8-K                          13

     Signature                                                           14

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                              (In Thousands)

                                                August 3,      February 3,
                                                     1996            1996
                                               (unaudited)
 Current assets:

    Cash                                          $   396              2
    Trade accounts receivable, less
 allowance                                          4,767          4,687
        for doubtful accounts of $200
    Other accounts receivable                         455           568
    Merchandise inventories                        23,493        21,647
    Prepaid expenses                                2,372         1,759
    Deferred income taxes                             710           710

    Total current assets                           32,193        29,373

 Property and equipment, at cost                   21,593        18,999
 Less accumulated depreciation and                 (7,063)      (6,097)
 amortization

    Net property and equipment                     14,530        12,902

 Other assets                                         277           334


    Total assets                                  $47,000        42,609





















See accompanying notes to interim consolidated financial statements.

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In Thousands Except Share Data)

                                                  August 3,    February 3,
                                                       1996           1996
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt            $   106             75
    Accounts payable                                  4,589          4,396
    Redeemable gift certificates                        474            672
    Accrued bonuses and payroll expenses              1,525          1,624
    Accrued rent expense                                142            241
    Income taxes payable                                 65            536

           Total current liabilities                  6,901          7,544

 Long-term debt, net of current maturities            6,332          9,540
 Deferred income taxes                                  226            226


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -              -
 issued
    Common stock of $.01 par value
       Authorized 7,500,000 shares; issued
 and                                                     54             50
             outstanding 5,430,845 in August,
 4,958,181 in February
     Additional paid-in capital                      27,626         20,572
     Retained earnings                                5,861          4,677

       Total stockholders' equity                    33,541         25,299


       Total liabilities and stockholders'          $47,000         42,609
 equity














See accompanying notes to interim consolidated financial statements.


                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Thousands Except Share Data)



                                 13 Weeks Ended         26 Weeks Ended
                              August 3,    July 29,   August 3,   July 29,
                                   1996        1995        1996       1995

 Sales                          $22,391      19,069      46,913     40,385

 Costs and expenses:
      Cost  of  goods   sold
 (including occupancy and
           central    buying     14,343      12,099      30,373     25,967
 expenses,   exclusive    of
 items
          shown   separately
 below)

      Selling,  general  and      4,936       4,267       9,651      8,565
 administrative expenses

     Advertising                  1,448       1,243       3,424      2,910

         Depreciation    and        646         542       1,311      1,054
 Amortization

    Interest expense                             72         180        232
                                     54

                                 21,427      18,223      44,939     38,728

     Earnings before  income        964         846       1,974      1,657
 taxes

 Provision for income taxes         386         338         790        663

    Net earnings               $    578         508       1,184        994

 Net earnings per common      $     .11         .10         .23        .20
 share
 Weighted average number of
 common shares                5,347,728   4,992,988   5,222,077  4,988,808
    outstanding












See accompanying notes to interim consolidated financial statements.


                   HAROLD'S STORES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollars in Thousands)


                                            26 Weeks     26 Weeks
                                               Ended        Ended
                                           August 3,     July 29,
                                                1996         1995
                                               (Unaudited)
 Common stock:

    Balance, beginning of period                   $           47
                                                  50

    Issuance of 460,000 shares in 1996
                                                   4            -

    Balance, end of period                         $           47
                                                  54

 Additional paid-in capital:

    Balance, beginning of period             $20,572       17,491

    Issuance of 460,000 shares in 1996,        6,863            -
 net of issuance costs of $143

    Employee Stock Purchase Plan                 191          144

    Balance, end of period                 $  27,626       17,635


 Retained earnings:

    Balance, beginning of period           $   4,677        4,722

    Net earnings                               1,184          994

    Balance, end of period                 $   5,861        5,716















See accompanying notes to interim consolidated financial statements.



                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                            26 Weeks    26 Weeks
                                               Ended       Ended
                                           August 3,    July 29,
                                                1996        1995
                                               (unaudited)
 Cash flows from operating activities:
 Net earnings                                $1,184     $    994
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization             1,311        1,054
    Loss (gain) on sale of assets               (2)            -
    Shares issued under employee                191          144
 incentive plan
 Changes in assets and liabilities:
    Decrease (increase) in trade and              33       (941)
 other accounts receivable
    Increase in merchandise inventories      (1,846)     (2,508)
    Decrease (increase) in other assets           57       (164)
    Increase in prepaid expenses               (613)       (329)
    Increase in accounts payable                 193       2,287
    Increase in income taxes payable           (471)       (410)
    Decrease in accrued expenses               (396)       (265)

 Net cash used in operating activities        (359)        (138)

 Cash flows from investing activities:
    Acquisition of property and              (3,022)     (1,713)
 equipment
    Proceeds from disposal of property            85           -
 and equipment

 Net cash used in investing activities       (2,937)     (1,713)

 Cash flows from financing activities:
    Advances on note payable                 19,137       13,236
    Payments of note payable                (22,271)    (10,811)
    Payments of long-term debt                 (43)         (31)
    Issuance of common stock                  6,867
                                                               -
 Net cash provided by financing               3,690        2,394
 activities

 Net increase in cash                           394          543
 Cash at beginning of period                                 109
                                                  2
 Cash at end of period                     $    396    $     652










   See accompanying notes to interim consolidated financial statements.

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     August 3, 1996 and July 29, 1995
                                (Unaudited)


1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 3, 1996 and the results of its operations and cash flows for the thirteen week period and twenty-six week periods ended August 3, 1996 and July 29, 1995. The results of operations for the thirteen week period and twenty-six week periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

      The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 3, 1996 through February 1, 1997 has been designated as fiscal 1997.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1996 and includes common stock equivalents of 140,816 and 48,333 in fiscal 1997, and fiscal 1996, respectively.

5.   Long-term Debt

      On May 13, 1996, the Company entered into a long-term (15-year) financing agreement in the amount of $956,000, bearing a 8.34% fixed rate of interest, secured by land and buildings.

6.   Pre-Opening Expenses

     During fiscal 1997, the Company has changed its accounting policy to amortize over a six month period the costs associated with the opening of new stores instead of expensing these costs during the first full month of operation. This change does not have a material effect on the Company's results of operations.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                                 52 Weeks       26 Weeks        26 Weeks
                                    Ended          Ended           Ended
                              February 3,      August 3,       July  29,
                                     1996           1996            1995

 Sales                             100.0%         100.0%          100.0%

 Cost of goods sold                (64.1)         (64.7)          (64.3)
 Selling, general and              (19.9)         (20.6)          (21.2)
 administrative expenses
 Advertising expense                (8.3)          (7.3)           (7.2)
 Depreciation and                   (2.3)          (2.8)           (2.6)
 amortization
 Interest expense                   (0.5)           (.4)            (.6)

 Earnings before income              4.9            4.2              4.1
 taxes
 Provision for income taxes         (1.9)          (1.7)           (1.6)

 Net earnings                        3.0%           2.5%            2.5%

     The following table reflects the sources of the increases in Company sales for the periods indicated.


                                    13 Weeks Ended        26 Weeks Ended
                                August 3,    July 29,    August 3,     July
                                     1996        1995         1996      29,
                                                                       1995

 Store sales (000's)              $21,192      17,577       43,183   36,360
 Catalog sales (000's)              1,199       1,492        3,730    4,025

 Net sales (000's)                $22,391      19,069       46,913   40,385

 Total sales growth                 17.4%       23.7%        16.2%    25.5%
 Growth in comparable store          3.2%        6.2%         3.5%     7.0%
 sales (52 week basis)
 Growth in catalog sales          (19.6)%       32.0%       (7.3)%    33.6%

 Store locations:
 Existing stores                       31          26           29       25
 New stores opened                      1           0            3        1
    Total stores at end of             32          26           32       26
 period


     The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales contributed to total sales growth for the first quarter and second quarter of fiscal 1997 and 1996.

      New stores opened during the prior twelve months include a 4,292 square foot ladies' and "Old School" store opened in Louisville, Kentucky in September 1995 (third quarter), a 5,200 square foot full-line men's and ladies' store opened in Baton Rouge, Louisiana in November 1995 (third quarter), Harold's second outlet center, a 5,160 square foot store in Hillsboro, Texas in December 1995 (fourth quarter), a 5,076 square foot ladies' and "Old School" store opened in Greenville, South Carolina (first quarter) in March 1996, a 5,000 square foot full-line men's and ladies' store opened in Leawood, Kansas in May 1996 (first quarter), and a 5,205 square foot ladies' and "Old School" store opened in Raleigh, North Carolina in June, 1996 (second quarter).
     The Company's gross margin decreased during the quarter ended August 3, 1996 compared to the Company's gross margin for the comparable period in the prior fiscal year. Among the principal factors contributing to the decrease was an increase in aggregate merchandise markdowns resulting from lower than anticipated sales volumes in the Company's ladies' stores.

       Selling, general and administrative expenses decreased as a percentage of sales during the quarter ended August 3, 1996 compared to the comparable period in the prior fiscal year. This decrease is primarily the result of costs associated with the opening of new stores that are expensed during the first six months of operations. Selling, general and administrative expenses may increase as a percentage of sales during the remainder of fiscal 1997 as the Company pursues its expansion plans to open three more stores in fiscal 1997 in addition to the three new stores opened during the first twenty-six weeks of fiscal 1997.

      The average balance on total outstanding debt was $7,102 for the second quarter ended August 3, 1996 compared to $5,973 for the second quarter fiscal 1996. This increase in outstanding debt was due primarily to (i) the Company's entry into a long-term (15-year) financing agreement in the amount of $956,000, bearing a 8.34% fixed rate of interest, secured by land and buildings and (ii) borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases. Average interest rates on the Company's line of credit were approximately the same for the quarter ended August 3, 1996 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the quarter ended August 3, 1996, net cash used in operating activities was $359,000 as compared to $138,000 for the same period in fiscal 1996. The increase in net cash used in operating activities is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements included a decrease of $33,000 for the twenty-six weeks ended August 3, 1996 compared to an increase of $941,000 for the same period ended July 29, 1995 in trade and other accounts receivable.

      In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to (i) an increase of $1,846,000 in the Company's merchandise inventories for the quarter ended August 3, 1996, as compared to the prior fiscal year, during which inventories increased by $2,508,000 and (ii) an increase of $193,000 in the Company's accounts payable during the quarter ended August 3, 1996 versus an increase in payables of $2,287,000 for the prior fiscal year. Management expects the dollar size of its merchandise inventories will increase as it expands its chain of retail stores, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     Cash Flows From Investing Activities. For the twenty-six weeks ended August 3, 1996, net cash used in investing activities totaled $2,937,000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the second quarter of the current fiscal year, the Company successfully completed an offering of 460,000 shares of newly issued common stock which resulted in net proceeds to the Company of approximately $6,867,000. During the twenty-six weeks ended August 3, 1996, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases for the fiscal year.

      The Company has available a long term line of credit with its bank, which was increased effective February 28, 1996 to a $15 million credit facility. This line had an average balance outstanding of $7,511,000 and $5,361,000 for the twenty-six weeks ended August 3, 1996, and July 29, 1995, respectively. During the twenty-six weeks ended August 3, 1996, this line of credit had a high balance of $10,473,000 and a $4,931,000 balance as of August 3, 1996. The balance as of September 5, 1996 was $4,259,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                             February    August 3,      July 29,
                              3, 1996         1996          1995

 Working capital (000's)      $21,829       $25,292    $12,808
 Current ratio                 3.89:1       4.66:1        1.82:1
 Ratio of working capital       .51:1        .54:1         .32:1
 to total assets
 Ratio of total debt to         .38:1        .19:1         .34:1
 stockholders' equity

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


                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

      On September 13, 1996, the Company was served with a summons in an action filed by 350 W. 19th, Inc., d/b/a "Harold's," in the District Court of Harris County, Texas, seeking unspecified actual, and punitive damages, attorney's fees, costs and injunctive relief against the Company and Harold G. Powell, for alleged breach of contract, misrepresentation and fraud arising out of the usage of the name "Harold's" in Texas. Company counsel is currently reviewing the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 1996 Annual Meeting of Shareholders of the Company was held on June 28, 1996. The following matters were submitted to a vote of the Company's shareholders:

     1. The election of eleven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected
and  qualified.   The results of the election for each director  were  as
follows:

        Director                      Votes For       Votes Withheld

        Harold G. Powell              3,574,112           131,657

        Rebecca Powell Casey          3,573,858           131,911

        H. Rainey Powell              3,573,877           131,892

        Kenneth C. Row                3,571,792           133,977

        James R. Agar                 3,574,112           131,657

        Michael T. Casey              3,573,997           131,772

        Robert B. Cullum, Jr.         3,571,792           133,977

        Lisa Powell Hunt              3,573,858           131,911

        W. Howard Lester              3,571,792           133,977

        Gary C. Rawlinson             3,574,112           131,657

        William F. Weitzel            3,574,112           131,657


      2. The amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 7,500,000 shares to 25,000,000 shares. The results of the vote with respect to such proposal were as follows:

                                         Votes Against      Abstentions and
                        Votes For         or Withheld       Broker Non-Votes
Amendment of
Certificate             3,447,072           253,819              4,878
of Incorporation

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

          No.         Description

          27.1        Financial Data Schedule

     (b) Reports on Form 8-K; There were no reports on Form 8-K filed by the Company during the fiscal quarter ended August 3, 1996.


                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                           HAROLD'S STORES, INC.
                                        By:/s/H. Rainey Powell
                                        H. Rainey Powell
                                        Chief Financial Officer


Date:     September 18, 1996



                               EXHIBIT INDEX


          No.         Description

          27.1        Financial Data Schedule