Form 10-Q/A
period 1995-07-29
HAROLDS STORES INC
filed 1996-09-26
CIK 818682

5


                    SECURITIES AND EXCHANGE COMMISSION


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                        __________________________

                                FORM 10-Q/A

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

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Thousands Except Share Data)



                                 13 Weeks Ended             26 Weeks Ended
                                August 3,    July 29,     August 3,    July 29,
                                     1996        1995          1996        1995

 Sales                            $22,391      19,069        46,913      40,385

 Costs and expenses:
        Cost    of    goods
 sold(including
     occupancy and  central        14,343      12,099        30,373      25,967
 buying
     expenses, exclusive of
 items
    shown separately below)

    Selling, general and            4,936       4,267         9,651       8,565
    administrative expenses

     Advertising                    1,448       1,243         3,424       2,910

     Depreciation and                 646         542         1,311       1,054
     Amortization

    Interest expense                   54          72           180         232

                                   21,427      18,223        44,939      38,728

     Earnings before income           964         846         1,974       1,657
 taxes

 Provision for income taxes           386         338           790         663

    Net earnings                 $    578         508         1,184         994

 Net earnings per common        $     .11         .10           .23         .20
 share
 Weighted average number of
 common shares outstanding      5,347,728   4,992,988     5,222,077   4,988,808
















See accompanying notes to interim consolidated financial statements.


                   HAROLD'S STORES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollars in Thousands)


                                              26 Weeks      26 Weeks
                                                 Ended         Ended
                                             August 3,      July 29,
                                                  1996          1995
                                                 (Unaudited)
 Common stock:

    Balance, beginning of period                $                  47
                                                    50

    Issuance of 460,000 shares in 1996                             -
                                                     4

    Balance, end of period                           $            47
                                                    54

 Additional paid-in capital:

    Balance, beginning of period               $20,572        17,491

    Issuance of 460,000 shares in 1996,          6,863             -
 net of
    issuance costs of $143

    Employee Stock Purchase Plan                   191           144

    Balance, end of period                   $  27,626        17,635


 Retained earnings:

    Balance, beginning of period             $   4,677         4,722

    Net earnings                                 1,184           994

    Balance, end of period                   $   5,861         5,716


















See accompanying notes to interim consolidated financial statements.


                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                             26 Weeks       26 Weeks
                                                Ended          Ended
                                            August 3,       July 29,
                                                 1996           1995
                                                 (unaudited)
 Cash flows from operating activities:
 Net earnings                                  $1,184      $    994
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization               1,311         1,054
    Loss (gain) on sale of assets                 (2)             -
    Shares issued under employee                  191           144
 incentive plan
 Changes in assets and liabilities:
    Decrease (increase) in trade and               33          (941)
 other
    accounts receivable
    Increase in merchandise inventories       (1,846)        (2,508)
    Decrease (increase) in other assets            57          (164)
    Increase in prepaid expenses                (613)          (329)
    Increase in accounts payable                  193          2,287
    Increase in income taxes payable            (471)          (410)
    Decrease in accrued expenses                (396)          (265)

 Net cash used in operating activities          (359)         (138)

 Cash flows from investing activities:
    Acquisition of property and               (3,022)        (1,713)
 equipment
    Proceeds from disposal of property             85              -
 and equipment

 Net cash used in investing activities        (2,937)        (1,713)

 Cash flows from financing activities:
    Advances on note payable                   19,137        13,236
    Payments of note payable                 (22,271)       (10,811)
    Payments of long-term debt                   (43)          (31)
    Issuance of common stock                    6,867             -

 Net cash provided by financing                 3,690         2,394
 activities

 Net increase in cash                             394           543
 Cash at beginning of period                        2           109
 Cash at end of period                       $    396     $     652










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

Results of Operations

     The following table sets forth for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings:

                                   13 Weeks Ended          26 Weeks Ended
                                August 3,   July 29,   August 3,        July
                                     1996       1995        1996    29, 1995

 Sales                             100.0%      100.0%      100.0%     100.0%

 Cost of goods sold                (64.1)     (63.4)      (64.7)      (64.3)
 Selling, general and              (22.0)     (22.4)      (20.6)      (21.2)
 administrative expenses
 Advertising expense                (6.5)      (6.5)       (7.3)       (7.2)
 Depreciation and amortization      (2.9)      (2.8)       (2.8)       (2.6)
 Interest expense                              (0.4)        (.4)        (.6)
                                    (0.2)

 Earnings before income taxes        4.3        4.5          4.2        4.1
 Provision for income taxes                    (1.8)       (1.7)       (1.6)
                                    (1.7)

 Net earnings                        2.6%       2.7%        2.5%        2.5%

     The following table reflects the sources of the increases in Company sales for the periods indicated:


                                    13 Weeks Ended        26 Weeks Ended
                                August 3,    July 29,    August 3,     July
                                     1996        1995         1996      29,
                                                                       1995

 Store sales (000's)              $21,192      17,577       43,183   36,360
 Catalog sales (000's)              1,199       1,492        3,730    4,025

 Sales (000's)                    $22,391      19,069       46,913   40,385

 Total sales growth                 17.4%       23.7%        16.2%    25.5%
 Growth in comparable store          3.2%        6.2%         3.5%     7.0%
 sales (52 week basis)
 Growth in catalog sales          (19.6)%       32.0%       (7.3)%    33.6%

 Store locations:
 Existing stores                       31          26           29       25
 New stores opened                      1           0          3          1
    Total stores at end of             32          26           32       26
 period


     The opening of new stores, the expansion of existing stores, as well as the increase in comparable stores sales contributed to total sales growth for the first quarter and second quarter of fiscal 1997 and 1996.

      New stores opened during the prior twelve months include a 4,292 square foot ladies' and "Old School" store opened in Louisville, Kentucky in September 1995 (third quarter), a 5,200 square foot full-line men's and ladies' store opened in Baton Rouge, Louisiana in November 1995 (third quarter), Harold's second outlet center, a 5,160 square foot store in Hillsboro, Texas in December 1995 (fourth quarter), a 5,076 square foot ladies' and "Old School" store opened in Greenville, South Carolina (first quarter) in March 1996, a 5,000 square foot full-line men's and ladies' store opened in Leawood, Kansas in May 1996 (first quarter), and a 5,205 square foot ladies' and "Old School" store opened in Raleigh, North Carolina in June, 1996 (second quarter).
      The Company's gross margin decreased during the thirteen weeks and twenty-six weeks ended August 3, 1996 compared to the comparable periods in the prior fiscal year. Among the principal factors contributing to the decrease was an increase in markdowns due to lower than anticipated ladies' sales.

       Selling, general and administrative expenses decreased as a percentage of sales during the thirteen weeks and twenty-six weeks ended August 3, 1996 compared to the comparable periods in the prior fiscal
year.   This  decrease  was primarily due to the  leveling  of  corporate overhead. Management anticipates continued incremental increases in selling, general and administrative expenses as a result of the Company's expansion plans.

     The average balance on total outstanding debt was $7,102,000 for the second quarter ended August 3, 1996 compared to $5,973,000 for the second quarter fiscal 1996. This increase in outstanding debt was due primarily to (i) the Company's entry into a long-term (15-year) financing agreement in the amount of $956,000, bearing a 8.34% fixed rate of interest, secured by land and buildings and (ii) borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases. Average interest rates on the Company's line of credit were approximately the same for the quarter ended August 3, 1996 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the twenty-six weeks ended August 3, 1996, net cash used in operating activities was $359,000 as compared to $138,000 for the same period in fiscal 1996. The increase in net cash used in operating activities is partially attributable to the timing of cash receipts and disbursements. Significant changes in the timing of cash receipts and disbursements included a decrease of $33,000 for the twenty-six weeks ended August 3, 1996 compared to an increase of $941,000 for the same period ended July 29, 1995 in trade and other accounts receivable.

      In addition, the difference in cash flows from operating activities between the two fiscal periods is partially due to (i) an increase of $1,846,000 in the Company's merchandise inventories for the twenty-six weeks ended August 3, 1996, as compared to the prior fiscal year, during which inventories increased by $2,508,000 and (ii) an increase of $193,000 in the Company's accounts payable during the twenty-six weeks ended August 3, 1996 versus an increase in payables of $2,287,000 for the prior fiscal year. Management expects the dollar size of its merchandise inventories will increase as it expands its chain of retail stores, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     Cash Flows From Investing Activities. For the twenty-six weeks ended August 3, 1996, net cash used in investing activities totaled $2,937,000 compared to $1,713,000 for the same period in fiscal 1996. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the thirteen weeks ended August 3, 1996, the Company successfully completed an offering of 460,000 shares of newly issued common stock which resulted in net proceeds to the Company of approximately $6,867,000. During the twenty-six weeks ended August 3, 1996, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, store expansion, remodeling and equipment purchases for the fiscal year.

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

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                              February 3,      August 3,       July 29,
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


      2. The amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 7,500,000 shares to 25,000,000 shares. The results of the vote with respect to such proposal were as follows:

                                         Votes Against      Abstentions and
                        Votes For         or Withheld       Broker Non-Votes
Amendment of
Certificate of
Incorporation           3,447,072           253,819              4,878

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



                           HAROLD'S STORES, INC.
                                   By:\s\H. Rainey Powell
                                   H. Rainey Powell
                                   Chief Financial Officer


Date:     September 26, 1996



                               EXHIBIT INDEX


          No.         Description

          27.1        Financial Data Schedule