Form 10-Q
period 1996-11-02
HAROLDS STORES INC
filed 1996-12-11
CIK 818682

1

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                        __________________________

                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




     For the quarterly period ended                Commission File No. 1-
            November 2, 1996                                10892


                           HAROLD'S STORES, INC.
          (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification
                                                           No.)
      765 Asp Norman, Oklahoma  73069                 (405)329-4045
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

As of November 25, 1996, the registrant had 5,438,095 shares of Common Stock outstanding.

                   Harold's Stores, Inc. & Subsidiaries
                                 Index to
                       Quarterly Report on Form 10-Q
                   For the Period Ended November 2, 1996

Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

           Consolidated  Balance Sheets - November 2, 1996 (unaudited)  and
October 28, 1995                                                          3

          Consolidated Statements of Earnings -
                Thirteen Weeks and Thirty-nine Weeks ended November 2, 1996 (unaudited)
               and October 28, 1995 (unaudited)                           5

          Consolidated Statements of Stockholders' Equity -
                Thirty-nine  Weeks ended November 2, 1996  (unaudited)  and
October 28, 1995(unaudited)                                               6

          Consolidated Statements of Cash Flows -
                Thirty-nine  Weeks ended November 2, 1996  (unaudited)  and
October 28, 1995(unaudited)                                               7

          Notes to Interim Consolidated Financial Statements              8

      Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9

Part II - OTHER INFORMATION

     Item  6.  Exhibits and Reports on Form 8-K                          12

     Signature                                                           13
                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                              (In Thousands)

                                              November 2,    February 3,
                                                     1996           1996
                                               (unaudited)
 Current Assets:

    Cash                                       $      275              2
    Trade accounts receivable, less
 allowance                                          5,902          4,687
        for doubtful accounts of $200
    Other accounts receivable                         702            568
    Merchandise inventories                        29,762         21,647
    Prepaid expenses                                3,331          1,759
    Deferred income taxes                             710            710

    Total current assets                           40,682         29,373

 Property and equipment, at cost                   22,784         18,999
 Less accumulated depreciation and                 (7,305)       (6,097)
 amortization

    Net property and equipment                     15,479         12,902

 Other assets                                         783            334


    Total assets                                 $ 56,944         42,609

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In Thousands Except Share Data)

                                                November 2,  February 3,
                                                       1996         1996
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt           $    110           75
    Accounts payable                                  8,593        4,396
    Redeemable gift certificates                        452          672
    Accrued bonuses and payroll expenses              1,859        1,624
    Accrued rent expense                                359          241
    Income taxes payable                                 66          536

           Total current liabilities                 11,439        7,544

 Long-term debt, net of current maturities           10,520        9,540
 Deferred income taxes                                  226          226


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                 --           --
 issued
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
 and                                                     54           50
             outstanding 5,436,259 in November
 and 4,958,181 in February
     Additional paid-in capital                      27,700       20,572
     Retained earnings                                7,005        4,677

       Total stockholders' equity                    34,759       25,299


       Total liabilities and stockholders'         $ 56,944       42,609
 equity

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Thousands Except Share Data)


                                 13 Weeks Ended          39 Weeks Ended
                             November 2,    October    November     October
                                    1996   28, 1995     2, 1996    28, 1995
                                               (unaudited)

 Sales                          $ 29,397     25,415    $ 76,310      65,800

 Costs and expenses:
     Cost   of  goods   sold
 (including occupancy and
          central     buying      18,885     16,350      49,258      42,317
 expenses,   exclusive    of
 items
          shown   separately
 below)

      Selling,  general  and       5,812      4,862      15,463      13,427
 administrative expenses

     Advertising                   2,070      2,342       5,494       5,252

     Depreciation and                690        427       2,001       1,481
 Amortization

    Interest expense, net             34        108         214         340

                                  27,491     24,089      72,430      62,817

 Earnings   before    income       1,906      1,326       3,880       2,983
 taxes

 Provision for income taxes          762        530       1,552       1,193

 Net earnings                    $ 1,144        796    $  2,328       1,790

 Net earnings per common       $     .21        .16         .44         .36
 share

 Weighted average number of
 common shares                 5,562,060  4,991,322   5,336,139   4,988,468
    outstanding

                   HAROLD'S STORES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollars in Thousands)



                                               39 Weeks Ended
                                           November 2,    October
                                                  1996   28, 1995
                                                    (unaudited)
 Common stock:

    Balance, beginning of period             $      50         47

    Issuance of 460,000 shares in 1996               4
                                                                -

    Balance, end of period                   $      54
                                                               47

 Additional paid-in capital:

    Balance, beginning of period               $20,572     17,491

     Issuance of 460,000 shares in 1996,         6,860          -
 net of issuance costs of $145,000

     Employee Stock Purchase Plan                  268
                                                              197

    Balance, end of period                     $27,700     17,688


 Retained earnings:

    Balance, beginning of period                $4,677      4,722

    Net earnings                                 2,328      1,790

    Balance, end of period                      $7,005      6,512



                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                         39 Weeks       39 Weeks
                                            Ended          Ended
                                      November 2,    October 28,
                                             1996           1995
                                                (unaudited)
 Cash flows from operating
 activities:
 Net earnings                            $  2,328          1,790
 Adjustments to reconcile net
 earnings to net cash
    provided by operating
 activities:
    Depreciation and amortization           2,001          1,481
    Shares issued under employee              268            197
 incentive plan
    Changes in assets and
 liabilities:
    Increase in trade and other           (1,349)        (2,009)
 accounts receivable
    Increase in merchandise               (8,115)        (4,602)
 inventories
    Increase in other assets                (449)          (479)
    Increase in prepaid expenses          (1,572)          (490)
    Increase in accounts payable            4,197          1,906
    Decrease in income taxes                (470)          (324)
 payable
    Increase in accrued expenses              133            458

 Net cash used in operating               (3,028)        (2,072)
 activities

 Cash flows from investing
 activities:
    Acquisition of property and           (4,669)        (2,979)
 equipment
    Proceeds from disposal of                  91              -
 property and equipment

 Net cash used in investing               (4,578)        (2,979)
 activities

 Cash flows from financing
 activities:
    Advances on note payable               31,417         23,324
    Payments of note payable             (30,332)       (18,144)
    Payments of long-term debt               (70)           (56)
    Issuance of common stock                6,864              -

 Net cash provided by financing             7,879          5,124
 activities

 Net increase in cash                         273             73
 Cash and cash equivalents                      2            109
 beginning of period
 Cash and cash equivalents at end       $     275            182
 of period
                  HAROLD'S STORES, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   November 2, 1996 and October 28, 1995
                                (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of November 2, 1996 and the results of its operations and cash flows for the thirteen week period and thirty-nine week periods ended November 2, 1996 and October 28, 1995. The results of operations for the thirteen week period and thirty-nine week periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

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

4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1996 and includes common stock equivalents of 137,341 and 44,805 is fiscal 1997, and fiscal 1996, respectively.

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

7.        Subsequent Event

      On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc., ("CMT"), in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit at a New York City bank of $1,391,000 and for working capital purposes. CMT is a major independent contractor whose assistance is instrumental in the Company's design process. Due to the significant role CMT plays in the product development process the Company opted to provide this loan funding to assure CMT's continuing viability.

      The term loan matures December 31, 2002, and bears interest at the national prime rate, plus 4.25%, with a floor interest rate of 12.5%. Principal and interest on the loan are payable in approximately equal monthly installments, subject to semi-annual adjustments based upon changes in the prime rate. The loan is governed by a loan agreement containing terms and conditions customary to financings of this type.

      The loan is secured by substantially all assets of CMT. Franklin Bober (CMT's President and Chief Executive Officer) has personally guaranteed repayment of the loan and granted the Company a second mortgage lien on his farm in Duchess County, New York. As further security for the loan, Mr. Bober has pledged 100% of the outstanding stock of CMT and granted a subordinated lien in cash collateral of approximately $340,000. In addition, CMT has issued a 10-year warrant to the Company to purchase 20% of the outstanding stock of CMT.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                               13 Weeks Ended             39 Weeks Ended
                         November 2,       October     November      October
                                1996      28, 1995      2, 1996     28, 1995

 Sales                         100.0%       100.0%        100.0%      100.0%

 Cost of good sold            (64.2)        (64.3)       (64.5)       (64.3)
 Selling, general and
 administrative               (19.8)        (19.1)       (20.3)       (20.4)
     expenses
 Advertising expense           (7.1)         (9.2)        (7.2)        (8.0)
 Depreciation and              (2.3)         (1.7)        (2.6)        (2.3)
 amortization
 Interest expense, net         (0.1)         (0.5)        (0.3)
                                                                       (0.5)

 Earnings before income          6.5          5.2           5.1         4.5
 taxes
 Provision for income          (2.6)         (2.1)        (2.0)        (1.8)
 taxes

 Net earnings                   3.9%          3.1%         3.1%         2.7%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                              13 Weeks Ended             39 Weeks Ended
                         November 2,      October      November     October
                                1996     28, 1995       2, 1996    28, 1995

 Store sales (000's)         $27,114       22,829        70,297      59,189
 Catalog sales (000's)         2,283        2,586         6,013       6,611

 Net sales (000's)           $29,397       25,415        76,310      65,800

 Total sales growth             15.7%       20.8%         16.0%       23.7%
 Growth in comparable
 store sales                     0.0%        7.9%          2.2%        7.4%
      (52 week basis)
 Growth in catalog            (11.7)%       32.1%        (9.0)%       33.0%
 sales

 Store locations:
 Existing stores                  32           26            29          25
 New stores opened                 3            1             6           2
    Total stores at end           35           27            35          27
 of period

     The opening of new stores, and comparable store sales contributed to an overall increase in total sales growth for the third quarters and thirty-nine weeks of fiscal 1997 and 1996. The Transition and Fall I Books were primarily responsible for the decrease in Catalog sales during the thirteen week and thirty-nine week period ended November 2, 1996 compared to the same period in the prior fiscal year.

      New stores opened during the prior twelve months include a 5,200 square foot full-line men's and ladies' store opened in Baton Rouge, Louisiana in November 1995 (third quarter), Harold's second outlet center, a 5,160 square foot store in Hillsboro, Texas in December 1995 (fourth quarter), a 5,076 square foot ladies' and "Old School" store opened in Greenville, South Carolina (first quarter) in March 1996, a 5,000 square foot full-line men's and ladies' store opened in Leawood, Kansas in May 1996 (first quarter), and a 5,205 square full-line men's and ladies' store opened in Raleigh, North Carolina in June, 1996 (second quarter), a 5,083 square foot full-line men's and ladies' store opened in McLean, Virginia in August, 1996; a 5,496 square foot full-line men's and ladies' store opened in Denver, Colorado in October 1996 and a 5,857 square foot full line men's and ladies' store, known as Harold Powell opened in Houston, Texas in November 1996 (third quarter).
     The Company's gross margin increased during the thirteen weeks ended November 2, 1996 compared to the comparable period in the prior fiscal year. This increase was primarily the result of improvements in men's operations. For the thirty-nine weeks ended November 2, 1996 compared to the same period in the prior fiscal year, the decrease in the Company's gross margin was the result of an increase in markdowns due to lower than anticipated ladies' sales.

       Selling, general and administrative expenses increased as a percentage of sales during the thirteen weeks ended November 2, 1996 compared to the comparable period in the prior fiscal year. This increase was primarily due to the commencement of operations in new stores. For the thirty-nine weeks ended November 2, 1996 compared to the same period in the prior fiscal year, selling, general and administrative expenses decreased due to the leveling of corporate overhead. Management anticipates incremental monetary increases in selling, general and administrative expenses as a result of the Company's continuing expansion plans.

      The average balance on total outstanding debt was $8,134,000 compared to $6,997,000 for the first thirty-nine weeks of fiscal 1997 and fiscal 1996, respectively. This increase in outstanding debt was due to borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases. Average interest rates on the Company's line of credit were approximately the same in both the current and prior fiscal years. Total interest expense before capitalization for product development costs for the thirteen weeks ended November 2, 1996 was $139,000 compared to $196,000 for the same period ended October 28, 1995, and was $479,000 for the thirty-nine weeks ended November 2, 1996 compared to $484,000 for the same period in fiscal 1996. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the thirty-nine weeks ended November 2, 1996, net cash used in operating activities was $3,028,000 as compared to $2,072,000 for the same period in fiscal 1996. The difference in cash flows from operating activities between the fiscal periods is partially due to (i) an increase of $8,115,000 in the Company's merchandise inventories for the thirty-nine weeks ended
November 2, 1996, as compared to the prior fiscal year, during which inventories increased by $4,602,000, (ii) significant changes in the timing of cash receipts and disbursements included an increase of $1,349,000 for the thirty-nine weeks ended November 2, 1996 compared to a increase of $2,009,000 for the same period ended October 28, 1995, in trade and other accounts receivables, and (iii) an increase of $4,197,000 in the Company's accounts payable during the thirty-nine weeks ended November 2, 1996, versus an increase in payables of $1,906,000 for the prior fiscal year.

      Management expects the dollar size of its merchandise inventories will increase as it expands its number of retail stores and catalog operation, with related increases in trade accounts payable, and that period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For the thirty-nine weeks ended November 2, 1996, net cash used in investing activities totaled $4,578,000 compared to $2,979,000 for the same period in fiscal 1996. Capital expenditures were invested in new stores, and remodeling and equipment in existing operations.
      Cash Flows From Financing Activities. During the thirty-nine weeks ended November 2, 1996, the Company successfully completed an offering of 460,000 shares of newly issued common stock which resulted in net proceeds to the Company of approximately $6,860,000.

      The Company has available a long term line of credit with its bank, which was increased effective February 28, 1996 to a $15 million credit facility. On May 13, 1996 the Company entered into a long-term (15-year) financing agreement in the amount of $956,000, bearing a 8.34% fixed rate of interest, secured by land and buildings. During the thirty-nine weeks ended November 2, 1996, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, store expansion, remodeling and equipment purchases for the fiscal year. This line had an average balance of $6,961,000 and $6,355,000 for the first thirty-nine weeks of fiscal 1997 and 1996, respectively. During the thirty-nine weeks ended November 2, 1996, this line of credit had a high balance of $10,473,000 and a $9,150,000 balance as of November 2, 1996. The balance as of November 25, 1996 was $11,713,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              February    November 2,    October
                               3, 1996           1996   28, 1995

 Working capital (000's)       $21,829        $29,243    $12,478
 Current ratio                  3.89:1         3.56:1     1.66:1
 Ratio of working capital        .51:1          .51:1      .28:1
 to total assets
 Ratio of total debt to          .38:1          .31:1      .44:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

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



                                  Part II


Item 6.        Exhibits and Reports on Form 8-K.

           (a)   Exhibits.   See  Exhibits  Index  immediately  preceding
exhibits.


                  Certificate of Incorporation, as amended, of the
            3.1   Company.

            10.1  Amendment  to  Lease Agreement dated  June  28,  1996 amending the Lease Agreement dated May 1, 1996 between the Company and Carousel Properties, Inc. (Campus Corner Store, Norman, Oklahoma), which Lease Agreement was filed as Exhibit 10.7 to the Company's Registration Statement on Form S-2 (File No. 333-04117).

            10.2 Amended and Restated Term Loan and Security Agreement dated as of November 6, 1996 among CMT Enterprises, Inc. (as borrower), Franklin I. Bober (as guarantor) and the Company (as lender).

          (b)  Reports on Form 8-K.  The Company filed no reports on Form
8-K during the quarter ended                           November 2, 1996.




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



Date: December 11, 1996