Form 10-K
period 1997-02-01
HAROLDS STORES INC
filed 1997-05-02
CIK 818682

59
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           __________________________

                                               FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the fiscal year ended February                Commission File No. 1-
               1, 1997                                      10892

                              HAROLD'S STORES, INC.
             (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

     765 Asp Norman, Oklahoma  73069                  (405) 329-4045
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

      At March 31, 1997 the aggregate market value of the Registrant's Common Stock held by non-affiliates was $39,633,638 based on a value of $12.25 per share, the closing price of Common Stock as quoted by the American Stock Exchange on that date.

      On   March 31, 1997 the registrant had 5,718,660 shares of Common  Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE:

     Information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders.
                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended February 1, 1997

Part                                                                          I.
Page

             Item         1.                                            Business
3

     Item  2.  Properties                                                 9

     Item  3.  Legal Proceedings                                         10

       Item    4.   Submission  of  Matters  to  a  Vote  of  Security   Holders
10

Part II.

      Item   5. Market for the Registrant's Common Stock and Related Stockholder
Matters        10

     Item   6. Selected Consolidated Financial Data                      11

     Item   7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12

       Item    8.  Consolidated  Financial  Statements  and  Supplementary  Data
16

     Item   9. Changes in and Disagreements with Accountants on Accounting
          and Consolidated Financial Disclosure                          32

Part III.

       Item   10.    Directors  and  Executive  Officers   of   the   Registrant
32

     Item 11.  Executive Compensation                                    32

      Item  12.   Security Ownership of Certain Beneficial Owners and Management
32

        Item    13.     Certain    Relationships   and   Related    Transactions
32

Part IV.

      Item  14.  Exhibits, Consolidated Financial Statement Schedule and Reports
on Form 8-K                                         33

Signatures
34

                                     PART I.

ITEM 1.  BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries collectively (" Harold's" or the "Company"), through a 36-location store chain of women's and men's specialty apparel stores in 17 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 20 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other top-of-the-line specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 90% of sales consists of the Company's designs controlled by Harold's own stylists and designers and resourced by Harold's buyers from domestic, European and Asian manufacturers. The remainder consists of branded merchandise selected to complement Harold's merchandise presentation. See "Business- Product Development and Sourcing Programs."

      The Company's 37 stores are comprised of 22 full-line women's and men's apparel stores, five women's apparel stores which include a presentation of men's sportswear featuring the Company's Old School Clothing brand, seven stores featuring women's apparel only and three outlet stores to clear markdowns and slow-moving merchandise. In addition to the stores the Company has a direct mail order catalog business. Retail stores range in size from about 2,100 to 15,000 square feet, with the typical store ranging from 4,000 to 6,000 square feet. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

      For the same 52-week periods the Company achieved comparable store sales growth of .8% in fiscal 1997 and 7.4% in fiscal 1996, although there was a decline in comparable store sales of .5% for fiscal 1997 (52-week basis) compared to an increase of 8.7% for fiscal 1996 (53-week basis). The Company believes that the increase in comparable store sales for comparable periods is attributable to Harold's product development and merchandising and Harold's commitment to customer service through its sales associates. The Company's average sales per square foot (52-week basis) for stores open during the entire fiscal year were $607 and $628 for fiscal 1997 and fiscal 1996, respectively. The Company believes its sales per square foot are higher than industry averages.

      The Company believes that its future success will be achieved by expanding the number of its women's and men's apparel stores, maintaining sales momentum at existing stores, and increasing circulation of its direct response catalog. The Company recently embarked on an aggressive expansion program, adding in the aggregate 11 retail stores during fiscal 1996 and fiscal 1997 and thereby increasing the chain store count by approximately 44%.

     The Company's expansion plan will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. Thus far during fiscal 1998, the Company has opened a new store in Cordova, Tennessee (Memphis area). Four stores are planned for opening during the balance of fiscal 1998 in regional shopping malls in Wichita, Kansas, Columbus, Ohio, Richmond, Virginia and a second location in Birmingham, Alabama, and will feature a full line of men's and ladies' merchandise.

Fiscal Years

      The Company operates on a 52-53 week fiscal year which ends on the Saturday closest to January 31. References herein to fiscal 1998, fiscal 1997, fiscal 1996, and fiscal 1995 refer to the fiscal years ended January 31, 1998, February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

Retail Merchandising

     The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, coats, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive and semi-exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In fiscal 1997, women's apparel accounted for approximately 78% of sales.
      The men's apparel product line includes tailored clothing, suits, sportcoats, furnishings, sportswear, and shoes. The style is what is known in the apparel trade as "updated traditional," classic styling with a contemporary influence. The young executive and college markets account for a substantial portion of the Company's men's store sales. Branded lines include Polo, Corbin, Alden, and Kenneth Gordon. In fiscal 1997, the Company's proprietary label apparel accounted for more than 90% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Clothing line. In fiscal 1997, men's apparel accounted for approximately 22% of sales.

      The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three fiscal years:

                       Fiscal 1997     Fiscal 1996       Fiscal 1995

                              (Dollar amounts in thousands)


Women's Merchandise
     Sportswear        $72,8  67.3     $65,00 69.0%    $50,464  66.6%
                          08  %             9
     Shoes             5,777  5.3       5,196 5.5        3,914  5.2
     Handbags, Belts   5,422  5.0       4,962 5.3        4,438  5.9
and Accessories

Men's Merchandise
     Suits,
Sportcoats, Slacks     8,815  8.1       6,493 6.9        5,338  7.0
and
          Furnishings
     Shoes             1,067  1.0         991 1.0          845  1.1
     Sportswear and    13,54  12.5     11,256 11.9      10,337  13.6
Accessories                7

Other
                         821  0.8         357 0.4          459  0.6

          Total:       $108,  100.     $94,26 100.0    $75,795  100.0
                         257  0%            4 %                 %

Company Stores

      The Company's 37 stores range in size from 2,100 to 15,000 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The following table lists Harold's store locations as of March 31, 1997, with selected information for each location. Product lines in the table are defined as follows:

           W/M      Stores  with  the Company's full-line  women's  and  men's apparel.
           W/OS  Stores with the Company's full-line women's apparel and  also
featuring        the        Company's       "Old        School        Clothing
Company" concept.
          W    Stores featuring women's apparel only.

Metropolita                                     Produ  Squar
     n          Location           Type of       ct        e
   Area                            Location     Lines  Foota
                                                          ge
Atlanta, GA Lenox Square       Regional          W/M   6,861
                               Shopping Center
Atlanta, GA Park Place         Specialty          W    3,413
                               Center
Austin, TX  Arboretum Market   Specialty          W    3,300
            Place              Center
Austin, TX  8611 N. Mopac      Free Standing*    W/M   13,20
            Expressway                                     0
Baton       Citiplace Market   Specialty         W/M   5,200
Rouge, LA   Center             Center
Birmingham, Riverchase         Regional         W/OS   2,713
AL          Galleria           Shopping Center
Charlotte,  Shops on the       Specialty        W/OS   4,000
NC          Park               Center
Cordova, TN Wolfchase          Regional          W/M   6,302
            Galleria           Shopping Center
Dallas, TX  Dallas Galleria    Regional           W    4,974
                               Shopping Center
Dallas, TX  Highland Park      Specialty         W/M   7,503
            Village            Center
Ft. Worth,  University Park    Specialty         W/M   4,863
TX          Village            Center
Germantown, Saddle Creek       Specialty        W/OS   3,909
TN          South              Center
   (Memphis
metro)
Greenville, Greenville Mall    Regional         W/OS   5,076
SC                             Shopping Center

Hillsboro, TX    Hillsboro        Outlet Mall*          W/M         5,160
                 Outlet Mall
Houston, TX      Highland         Specialty             W/M         6,189
                 Village          Center
Houston, TX      Town and         Specialty             W/M         5,883
                 Country Village  Center
Jackson, MS      The Rogue        Free Standing          W          2,100
                 Compound
Kansas City, MO  Country Club     Regional               W          4,155
                 Plaza            Shopping Center
Kensington, MD   White Flint      Regional              W/OS        4,605
   (Washington,  Mall             Shopping Center
DC metro)
Leawood, KS      Town Center      Regional              W/M         5,000
   (Kansas City  Plaza            Shopping Center
metro)
Littleton,       Park Meadows     Regional              W/M         5,465
Colorado         Mall             Shopping Center
   (Denver
metro)
Louisville, KY   Mall St.         Regional              W/M         4,292
                 Matthews         Shopping Center
Lubbock, TX      8201 Quaker      Specialty             W/M         3,897
                 Avenue           Center
McLean, VA       Tyson's          Regional              W/M         5,083
                 Galleria         Shopping Center
Nashville, TN    The Mall at      Regional              W/M         5,975
                 Greenhills       Shopping Center
Norman, OK       Campus Corner    Specialty             W/M         9,050
                 Center           Center
Norman, OK       575 S.           Free Standing*        W/M        15,421
                 University
                 Blvd.
Oklahoma City,   106 Park Avenue  Street Location       W/M         3,760
OK
Oklahoma City,   50 Penn Place    Specialty             W/M        14,240
OK                                Center
Omaha, NE        One Pacific      Specialty              W          3,272
                 Place            Center
Phoenix, AZ      Biltmore         Regional              W/M         5,033
                 Fashion Park     Shopping Center
Plano, TX        Park and         Free Standing         W/M         5,525
   (Dallas       Preston
metro)
Raleigh, NC      Crabtree Valley  Regional              W/M         5,205
                 Mall             Shopping Center
San Antonio, TX  Broadway and     Free standing          W          3,312
                 Austin Highway
St. Louis, MO    Plaza Frontenac  Regional              W/M         4,221
                                  Shopping Center
Tulsa, OK        Farm Shopping    Specialty             W/M         3,888
                 Center           Center
Tulsa, OK        Utica Square     Regional              W/M         4,625
                                  Shopping Center



  *Outlet Store

     The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates most of whom work on a flex-time basis (20-25 hours per week). Sales associates are paid a commission against a draw. Commissions range from 7% to 10% based on the type of product sold and the scale of the associate. Store managers are paid on a salary plus a performance bonus based on attainment of sales goals and expense control.

     The Company's stores generally are open seven days per week and evenings. In addition to the Company's own "Harold's" credit card, the Company accepts VISA, Mastercard and American Express.

Product Development and Sourcing Programs

      The Company's product development and sourcing programs enable it to offer exclusive and semi-exclusive items not available in competing stores or catalogs. More than 90% of sales is merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes that this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to improve its initial mark up.

      The Company's private label merchandise consists of (i) items developed by the Company and manufactured exclusively for the Company by individual contractors, (ii) items developed by the Company and manufactured on a semi-exclusive basis for the Company, and (iii) vendor-developed, non-exclusive items to which the Company's private labels are affixed.
      An important component of the Company's product development programs is market research of styles and fabrics. The Company's buyers shop European and domestic markets for emerging fashion trends, for new vendors, and for fabric, artwork and samples for new garment designs. Through sophisticated, computer-aided design technologies, the product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is complemented by association with independent buying offices in New York and Florence.

     The Company's product development programs enable it to offer new styles, often before similar merchandise is available at other specialty or department stores or catalogs. The Company imports a significant portion of its merchandise directly from the United Kingdom, Italy, and through domestic importers from the Far East.

      The Company's merchandisers travel to Europe, including popular fashion meccas such as Paris and Milan, three to four times each year, searching out new styles and collecting vintage fabrics and antique wallpaper, and original art for pattern development. In addition to purchasing original art work created for pattern development, merchandisers have ongoing contact with several art studios in Europe where artists hand paint intricate patterns and prints exclusively for the Company. The European development work helps the Company spot emerging trends among fashion forward Europeans for development into the Company's classically-inspired merchandise.

      The Company's merchandisers review the collected material, analyze fashion directions and select the best pieces to convert into prints and patterns for the next season. Once the new patterns are selected, the team then "specs" out various styles - detailing a garment's cut, fit, fabric, color and trim. An advanced textile computer-aided design system makes designing new pieces much easier by providing color "proofs" which allow the Company to correct inaccuracies in a design before a working sample is made. This process reduces costs and contributes to the inherent value of each item. After the specs have been finalized, the piece goods - materials for making the product - are ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design.

      The  Company's  line  of  leather goods is made by  European  craftsmen, primarily in Italy. Shoes, belts, handbags, wallets and other leather products are co-designed by the Company's merchandisers and Italian artisans. Italian-made leather goods are marketed under a variety of Company-owned labels and are featured in all of the Company's stores and in its catalog.

      Reflecting the Company's product development programs, a substantial portion of the Company's merchandise purchases are concentrated among a small number of vendors. The Company believes that fewer vendor relationships advance the Company's product development objectives by increasing control over the design and manufacturing process. During fiscal 1995, the Company entered into a new arrangement with its largest apparel vendor, CMT Enterprises, Inc. ("CMT"). Previously, Harold's controlled the design process and paid CMT for finished goods when produced and manufactured. Under the new arrangement, the process has become more verticalized. CMT acts as the Company's agent in the purchase of raw materials (i.e. fabrics, linings, buttons, etc.)and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. The Company purchases raw materials directly from suppliers and pays for the manufacturing process as costs are incurred. CMT is paid a commission based on actual cost of the finished goods. This change has resulted in a cost savings, but has also resulted in an increase in the Company's inventory of piece goods and work in process. The Company believes its new relationship with CMT permits the Company to control the quality and cost of the Company's inventory purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and - Capital Resources, Capital Expenditures and Liquidity."

Catalog Publication and Order Fulfillment

      In March 1990, using an in-house data base, the Company mailed its first direct response catalog to over 100,000 addresses. In addition to contributing to sales, the catalog has become an increasingly important market research and new store promotion tool. During fiscal 1997, the Company used its mail order buyer list (currently containing approximately 150,000 names), its retail customer list (currently containing approximately 200,000 names) and a variety of rental lists to mail six issues with an average of 96 pages, and an aggregate circulation of approximately 7.2 million copies (including abridged issues). The catalogs are designed and produced in-house with photography, prepress and printing services being outsourced. On-line computerized inventory systems and order processing programs offer control of fulfillment and shipping times and record the purchase history of catalog buyers and the performance of each individual mailing list. Orders are processed daily and inventory adjustments are managed accordingly.
     The direct response catalog has experienced sales increases from $620,000 in fiscal 1992 to $8,883,000 in fiscal 1997. As a stand-alone venture and as costs are currently accounted, the catalog has recorded a loss from operations each year. There are several principal reasons for the losses: (i) absence of critical mass is partially to blame for the catalog losses as industry norms consider at least $10 million to be the threshold for successful catalog operation; (ii) in addition to its primary merchandising role, the catalog is employed as an advertising vehicle to stimulate customer traffic in the existing Harold's stores, and also as a market research and development tool in connection with expanding the chain into new markets; and (iii) at the end of a specific catalog's run the unsold merchandise is reacquired from the catalog operation at cost based prices to allow such merchandise to be sold with a customary profit margin in the Company's retail stores, any profit is recorded in the store and is not a component in calculating the catalog's profitability. In addition, the Company does not account for the advertising and traffic-building benefits of mailing the catalog to its known retail customers, for the profits earned from catalog close-outs sold in the outlet stores, or for the catalog's contribution to developing potential new store locations.

      Management  continues to control the expansion of the Company's  catalog operations. To the extent that the financial results of the catalog operations improve, principally as a consequence of increased sales and associated absorption of fixed overhead, net earnings of the Company should improve as a percentage of sales.

Merchandise Inventory, Replenishment and Distribution

      The specialty retail apparel business fluctuates according to changes in customer preferences dictated by fashion and season. These fluctuations affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company's policy of carrying basic merchandise items in full assortments of sizes and colors requires it to carry a significant amount of inventory. The Company must enter into contracts for the purchase and manufacture of proprietary label apparel well in advance of its selling seasons.

      The Company continually reviews its inventory level in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its three outlet stores to dispose of slow moving merchandise. In addition, slow moving merchandise is cleared through regional off-site annual discount sales held in January, June and August and which are promoted under the name "Harold's Warehouse Sale".

      The Company operates an 85,000 square foot distribution facility capable of processing merchandise for 64 stores, in Norman, Oklahoma. With a modest additional investment, the facility will have the capability of processing merchandise for 128 stores. All of the Company's merchandise, over four million units projected for fiscal 1998, will route through the distribution center from various manufacturers. Each item is examined, sorted, tagged with bar coded tickets which track the merchandise for analysis by multiple parameters, including, vendor lot number, color and size. The merchandise is then boxed for shipment to the Company's 36 stores and catalog operation. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

      The Company's business follows a seasonal pattern, peaking twice a year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 1997, approximately 57% of the Company's sales occurred and 66% of net income was earned during the third and fourth quarters.

Competition

      The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

      Depth of selection in sizes and colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of private-label merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.
      In addition, the success of the Company's operations depends upon a number of factors relating to economic conditions and general consumer spending. If current economic conditions worsen and consumer spending is restricted, the Company's growth and profitability will be negatively impacted.

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, Mastercard, and the American Express credit cards. The Company's catalog operation accepts VISA, Mastercard and the Company's credit card. Credit card sales were 70.2% in fiscal 1995, 73.4% in fiscal 1996, and 74.3% in fiscal 1997. In fiscal 1997, 15.6% of sales were made with the Harold's credit card and 58.7% were made with third party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of February 1, 1997, the allowance for bad debts from Company credit card sales was approximately 1.0% of Harold's credit card sales for fiscal 1997.

     Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit. At February 1, 1997, the Company had approximately 43,000 credit accounts, 60% of which had been used at least once during the prior 12 months, and the average card holder had a line of $1,100 and an outstanding balance of $400. Charges by holders of the Company's credit card during fiscal 1997 totaled approximately $19,800,000.


Advertising

     The  Company maintains an in-house advertising department, which has  won numerous Addy awards at the local, district and national levels. The advertising department staff produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct response catalogs and other direct mail pieces. In fiscal 1997, the Company spent approximately $8,000,000 (7.4% of sales) on advertising as compared to $7,807,000 (8.3% of sales) in fiscal 1996. The advertising department is also involved in the production of quarterly and annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

Management Information Systems

     The Company has placed great emphasis on upgrading and integrating its management information systems ("MIS"). The Company believes these upgrades will enable it to maintain more efficient control of its operations and facilitate faster and more informed responses to potential opportunities and problems. The Company maintains an MIS team to oversee these information management systems, which include credit, sales reporting, accounts payable and merchandise control, reporting and distribution.

     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The Company's POS system has been updated to allow additional functions to be programmed into the system. Recently, the Company added new personnel scheduling and time keeping capabilities, and is currently in the process of implementing a new customer profile function to better identify and track consumer demographics.

     The Company continues to implement newer and better inventory control systems. The Company routinely conducts its own inventory using a sophisticated scanning system. POS scanning devices record and track SKU bar codes which are assigned to every piece of merchandise. This information is downloaded into the Company's IBM AS400 computer which generates a detailed report within 24 hours of the physical inventory.

     The Company has also implemented ARTHURr, a computerized merchandise planning system which interacts with the Company's AS400 and Island Pacific software. ARTHURr facilitates seasonal planning by department and store, and provides certain data for financial planning.

     The Company plans to continue implementing upgrades and improving its management information system to keep abreast of the retail industry's increasing technological advances.
Trademarks, Service Marks, and Copyrights

    "Harold's", "Harold Powell", "Old School Clothing Company", "OSCC Bespoke" and other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of various foreign countries. The Company files U.S. copyright registration on the original design and artwork purchased or developed by the Company.

    The Company's two Houston stores bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

     On March 31, 1997 the Company had approximately 612 full-time and 733 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belongs to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

    At March 31, 1997, the Company had 36 leased stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four (4%) to five (5%) percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has fixed rent with no percentage rent. Three store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum sales. All stores open during all of fiscal 1997 except 11 operated at sales volumes above the breakpoint (the sales volume below which only rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

    Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

                           Years Leases            Number of
                              Expire                Stores

                               1997                    4
                            1998-1999                  5
                            2000-2002                  5
                          2003 and later              21

     The Company generally has been successful in renewing its store leases as they expire.

     During fiscal 1997, the Company entered into new leases for stores in Raleigh, North Carolina, McLean, Virginia, Littleton, Colorado (Denver metro), Norman, Oklahoma, Cordova, Tennessee (Memphis metro), Wichita, Kansas, San Antonio, Texas, Columbus, Ohio, and Richmond, Virginia. Management believes the terms of these leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $41 per square foot over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy cost has increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

                             1997            1996        1995

 Base rent             $2,806,000      $2,222,000  $1,791,000
 Additional amounts
 computed as a          1,261,000       1,112,000     922,000
 percentage of
 sales

 Total                $4,067,000      $3,334,000   $2,713,000
Corporate Headquarters and Catalog Fulfillment Center

     The Company owns a complex of contiguous buildings in Norman, Oklahoma comprised of approximately 36,500 square feet, with 22,000 square feet of this space being utilized by the Company for its executive offices, administrative functions and catalog fulfillment center. Data processing, accounting, credit, and marketing departments are housed together with the catalog telephone center, inventory and shipping facilities. The remainder of this complex is currently rented and can be used for expansion of the catalog fulfillment center and other Company needs.

Merchandise Buying Office, and Distribution Center

    The Company leases a 10,000 square foot building used primarily as a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office") and an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The distribution center is equipped with automated systems for receiving, processing and distributing merchandise. Substantially all merchandise is shipped from vendors directly to the distribution center, where it is received, inspected and ticketed for inventory control. The merchandise is then shipped by company trucks or common carrier to the stores.

     The lessor of the Dallas Buying Office and the distribution center is a limited partnership whose partners include, Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders and directors of the Company. The term of the buying office lease expires March 2012, with annual rent payments of $158,000 plus insurance, utilities and property taxes until April, 2000, at which time the annual rent will be $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year thereafter until expiration of the lease. The term of the distribution center lease expires in June 2012, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease.


ITEM 3.        LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      At March 31, 1997, there were 625 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated. The price per share information contained in the following table is restated to reflect 5% stock dividends paid to holders of Common Stock on January 17, 1997 and on January 19, 1996.

                       Quarterly Common Stock Price Ranges

                  Fiscal  1997    High            Low

                  1st Quarter     $17.02          $11.31
                  2nd Quarter     $16.19          $13.33
                  3rd Quarter     $13.93          $12.98
                  4th Quarter     $15.48          $13.00
                       Quarterly Common Stock Price Ranges

                  Fiscal  1996    High            Low

                  1st Quarter     $10.09          $8.96
                  2nd Quarter     $10.09          $9.07
                  3rd Quarter      $9.86          $8.73
                  4th Quarter     $11.22          $8.96

Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock and presently intends to retain all earnings for the operation and expansion of its business for the foreseeable future. Any future determination as to the payment of cash dividends will depend on the Company's earnings, capital requirements, financial condition and other factors as the Board of Directors may deem relevant.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial information is derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, appearing elsewhere herein.

                                         Fiscal Year

                             1997     1996    1995     1994  1993

                         (Dollar amounts in thousands, except per
                                        share data)

Statements  of  Earnings
Data:
Sales                     $108,25   94,264  75,795   60,940 49,27
                                7                               9
   Percentage increase      14.8%    24.4%   24.4%    23.7% 21.5%

Gross profit on sales(1)  $38,717   33,819  26,407   20,349 16,30
                                                                3
   Percentage of sales      35.8%    35.9%   34.8%    33.4% 33.1%

Earnings before income     $5,880    4,645   3,539          1,875
taxes                                                 2,783
   Percentage of sales       5.4%     4.9%    4.7%     4.5%  3.8%

Net earnings               $3,528    2,787   2,088          1,052
                                                      1,612
   Percentage of sales       3.3%     3.0%    2.8%     2.6%  2.1%

Earnings per common         $0.62    $0.53   $0.40    $0.33 $0.24
share (2)

Other Operating Data:

Stores  open at  end  of       36       29      25       21    18
Period
Growth   in   comparable   (0.5%)     8.7%   10.7%     7.4%  8.1%
store sales
     (52-53 week basis)

Balance Sheet Data:

Working capital           $28,016  $21,301 $12,524          $9,98
                                                    $12,540     5
Total assets               59,608   42,909  34,661   26,441 21,94
                                                                7
Long-term debt(3)          12,528    9,540     594          1,177
                                                        669
Stockholders' equity       36,035   25,299  22,260   19,996 15,36
                                                                6
Net   book   value   per    $6.31    $4.86   $4.30    $3.88 $3.44
share(4)
      (1)       In accordance with retail industry practice, gross profit from
sales  is  calculated by subtracting cost of goods sold             (including
occupancy and central buying expenses) from sales.
     (2)       Net earnings per common share are based on the weighted average
number of common shares outstanding during each        period restated for the
5%  percent stock dividends in fiscal 1997 and fiscal 1996 and the 10% percent
stock                                                   dividends  in   fiscal
1995,  fiscal  1994, and fiscal 1993, and include Common Stock equivalents  of
139,571 shares in fiscal                               1997 and 55,840  shares
in fiscal 1996.
      (3)        In fiscal 1996, the Company renewed its line of credit to  be
payable at a fixed maturity rather than on demand which          required  the
loan to be reclassified as long-term debt.
      (4)  Net book value per share is based on the number of shares of Common
Stock  outstanding at the end of each fiscal year       restated  for  the  5%
stock  dividends in fiscal 1997 and 1996 and the 10% stock dividends in fiscal
1995, fiscal 1994 and                                  fiscal 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects items in the Company's statement of earnings as a percentage of sales for the periods indicated:

                                         Fiscal Year

                                      1997    1996     1995
                                      (52-     (53-     (52-
                                    Weeks)   Weeks)   Weeks)

 Sales                               100.0%   100.0%   100.0%

Cost of goods sold                  (64.2)   (64.1)   (65.2)
Selling, general and                (20.1)   (19.9)   (19.7)
administrative expenses
Advertising expense                  (7.4)    (8.3)    (7.8)
Depreciation and amortization        (2.6)    (2.3)    (2.3)
Interest expense                     (0.3)    (0.5)    (0.3)

Earnings before income taxes           5.4     4.9      4.7
Provision for income taxes           (2.1)    (1.9)    (1.9)

Net earnings                           3.3%    3.0%     2.8%
      The following table reflects the sources of the increases in Company sales for the periods indicated:

                                         Fiscal Year

                                     1997     1996     1995
                                      (52-     (53-     (52-
                                    Weeks)   Weeks)   Weeks)

Store sales (000's)                $99,374   84,880   68,901
Catalog sales (000's)
                                     8,883    9,384    6,894

Sales (000's)                      $108,25
                                         7   94,264   75,795

Total sales growth                   14.8%    24.4%    24.4%
Growth in comparable store sales               8.7     10.7
(52-53 week basis)                  (0.5)
Growth in catalog sales             (5.3)     36.1     26.8

Store locations:
  Existing  stores  beginning  of       29       25       21
period
 New stores opened during period
                                         7        4        4
      Total  stores  at  end   of
period                                   36      29        25

      The opening of new stores, and comparable store sales contributed to an overall increase in total sales growth for fiscal 1997, 1996 and 1995. New stores opened during fiscal 1997 included a 5,076 square foot ladies' and "Old School" store in Greenville, South Carolina opened in March 1996 (first quarter); a 5,000 square foot full-line men's and ladies' store opened in Leawood, Kansas in May 1996 (first quarter); a 5,205 square foot full-line men's and ladies' store opened in Raleigh, North Carolina in June 1996 (second quarter); a 5,083 square foot full-line men's and ladies' store opened in McLean, Virginia in August, 1996 (third quarter); a 5,496 square foot full-line men's and ladies' store opened in Littleton, Colorado (Denver metro) in October 1996 (third quarter); a 5,857 square foot full line men's and ladies' store, known as Harold Powell opened in Houston, Texas in November 1996 (third quarter) and a 15,521 square foot outlet store opened in Norman, Oklahoma in January 1997 (fourth quarter).

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

      Decreases in fiscal 1997, catalog sales are the result of the Company shifting its focus from expanding catalog circulation to reducing catalog expenses as a percentage of sales and disapointing response on two of six books. Since the 1989 test market of Harold's first catalog, the Company has expanded its regular catalog to include six seasonal issues each year. For fiscal 1997, the Company's catalog averaged 96 pages per issue with an aggregate mailing (including abridged issues) of approximately 7.2 million catalogs.

      The Company's gross margin decreased 0.1% for fiscal 1997 compared to an increase of 1.1% for fiscal 1996. Increases in initial markups and reduced markdowns have been offset by higher occupancy costs keeping the gross margin relatively flat. Any increase in net earnings as a percentage of sales will be the result of increasing sales while controlling selling, general and administrative expenses and improvement in gross profit from sales.

      Selling, general and administrative expenses have continued to increase as sales have increased in fiscal 1995, 1996 and fiscal 1997. Catalog production cost decreased 8% in fiscal 1997 compared to an increase of 38% and 51% in fiscal years 1996 and 1995, respectively. In fiscal 1997, the Company decreased the rate of sales growth in the catalog division resulting in a decrease in catalog expenses as a percentage of sales. Additionally, an increase in sales salaries of approximately 22% in fiscal 1997 compared to 29% in fiscal 1996 is associated with the Company's efforts to improve the quality of customer service in all stores.

      The average balance on total outstanding debt was $9,073,000 in fiscal 1997 compared to $7,663,000 for fiscal 1996. Average interest rates on the Company's line of credit were higher in fiscal 1997, resulting in an increase in the Company's cost of borrowed capital. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

      The Company's purchases denominated in foreign currency are of a short term nature. The Company does not hedge these foreign currency transactions and it has not been adversely affected in the past. The Company has no assurances that the impact in the future may not be material.

     The Company's income tax rate of 41% in fiscal 1995, decreased to 40% in fiscal 1996, and fiscal 1997. This decreased tax rate is attributable to the Company's estimation of higher tax rates on temporary differences in fiscal 1995 compared to the tax rates currently estimated.

Capital Expenditures, Capital Resources and Liquidity

     Cash Flows From Operating Activities. For fiscal 1997, net cash provided by operating activities was $249,000 as compared to $1,236,000 for fiscal 1996. The significant decrease in cash flows from operating activities is partially attributable to an increase of $6,897,000 in the Company's merchandise inventories for fiscal 1997, compared to fiscal 1996, during which inventories increased by $3,800,000, primarily as a result of the change in the relationship with CMT (see "Liquidity"). Management expects that the dollar amount of its merchandise inventories will continue to increase as it expands its product development programs and private label merchandise and expands its chain of retail stores, with related increases in trade accounts receivable and accounts payable. In addition, the difference in cash flows from operating activities is partially due to the timing of cash disbursements as reflected in an increase in accounts payable of $2,272,000 for fiscal 1997, as compared to an increase in accounts payable of $242,000 for fiscal 1996. Period-to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In order to conform with the current year presentation of certain costs associated with new store openings, comparative fiscal 1996 amounts were reclassified from prepaid expenses to capital assets-construction in progress. This change resulted in an increase to both Cash Flows provided by Operating Activities and Cash Flows used in Investing Activities in the amount of $528,000 for fiscal 1996.

     Cash Flows From Investing Activities. For fiscal 1997, net cash used in investing activities was $9,705,000 as compared to $5,385,000 for fiscal 1996. Capital expenditures totaled $7,102,000 for fiscal 1997 compared to $5,687,000 for fiscal 1996. Capital expenditures during such periods were invested principally in new stores and in remodeling and equipment expenditures at existing facilities. On November 6, 1996, the Company made a term loan to CMT, in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit at a New York City bank of $1,391,000 and for working capital purposes. CMT is a major independent contractor whose assistance is instrumental in the Company's design process. See note 3 to Consolidated Financial Statements

     Cash Flows From Financing Activities. In June 1996, the Company successfully completed an offering of 460,000 shares of newly issued common stock which resulted in net proceeds to the Company of approximately $6,860,000. During fiscal 1997, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, store expansion, remodeling and equipment purchases for the fiscal year (see "Liquidity").

      The Company has available a line of credit with its bank, (see "Liquidity"). This line had an average balance of $7,801,000 and $7,000,000 for the fiscal years 1997 and 1996, respectively. During fiscal 1997, this line of credit had a high balance of $12,587,000 and $11,185,000 balance as of February 1, 1997. The balance at March 31, 1997, was $13,357,000.

      Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).
                                         Fiscal Year

                                   1997     1996      1995
   Working capital              $28,016  $21,301   $12,524
   Current ratio                 3.57:1   3.71:1    2.08:1
   Ratio of working capital       .47:1    .49:1     .36:1
   to total assets
   Ratio of long-term debt
   (including current             .35:1    .38:1     .25:1
      maturities) to
   stockholders' equity

      In fiscal 1996, the Company increased its line of credit to $15,000,000 to be payable at a fixed maturity (currently, June 30, 1998) rather than on demand. As a result the loan was reclassified as long-term debt rather than as a current liability. In fiscal 1997, a $3,000,000 line of credit was obtained from a separate banking institution for the purpose of issuing letters of credit.

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. The Company's capital expenditures budget for fiscal 1998 is approximately $6,000,000.

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

Impact of Pending Accounting Pronouncements

      In June 1996, the Financial Accounting Standards Board issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prosepectively.

      In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997.

      Management believes that the adoption of Statements 125 and 128 will not have a significant impact on the financial condition or the results of operations of the Company.




ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                           17

Consolidated Financial Statements:

     Consolidated Balance Sheets
          February 1, 1997, and February 3, 1996                       18

     Consolidated Statements of Earnings
           52  Weeks Ended February 1, 1997, 53 Weeks Ended February 3,  1996,
and
          52 Weeks Ended January 28, 1995         .....................20

     Consolidated Statements of Stockholders' Equity
           52  Weeks Ended February 1, 1997, 53 Weeks Ended February 3,  1996,
and
          52 Weeks Ended January 28, 1995         .....................21

     Consolidated Statements of Cash Flows
           52  Weeks Ended February 1, 1997, 53 Weeks Ended February 3,  1996,
and
          52 Weeks Ended January 28, 1995         .....................22

     Notes to Consolidated Financial Statements                        23
                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Harold's Stores, Inc.:



      We have audited the accompanying consolidated balance sheets of Harold's Stores, Inc. and subsidiaries (the Company) as of February 1, 1997 and
February 3, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the 52 week period ended February 1, 1997, the 53 week period ended February 3, 1996, and the 52 week period ended January 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harold's Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for the 52 week period ended February 1, 1997, the 53 week period ended February 3, 1996, and the 52 week period ended January 28, 1995, in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP


Oklahoma City, Oklahoma
March 31, 1997
                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (In Thousands)





                                                   February   February
                                                    1, 1997    3, 1996

          Current assets:

             Cash and cash equivalents                 $433          2
             Trade accounts receivable, less
          allowance                                   5,476      4,687
                 for doubtful accounts of $215
          in 1997 and $200 in 1996
             Other receivables                          673        568
             Merchandise inventories                 28,544     21,647
             Prepaid expenses                         2,174      1,231
             Deferred income taxes
                                                      1,615      1,010

             Total current assets
                                                     38,915     29,145

          Property and equipment, at cost            25,001     19,527
          Less accumulated depreciation and          (7,897)   (6,097)
          amortization

             Net property and equipment              17,104     13,430

          Other receivables, noncurrent               2,603
                                                                     -

          Other assets
                                                        986        334


           Total assets
                                                    $59,608
                                                                42,909

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)





                                                 February    February
                                                  1, 1997     3, 1996

        Current liabilities:

           Current maturities of long-term           $110          75
        debt
           Accounts payable                         6,668       4,396
           Redeemable gift certificates               923         672
           Accrued bonuses and payroll              1,958       1,624
        expenses
           Accrued rent expense                       298         241
            Income taxes payable                      942         836

                  Total current liabilities        10,899       7,844

        Long-term debt, net of current             12,528       9,540
        maturities
        Deferred income taxes                         146         226

        Commitments and contingent
        liabilities (notes 10 and 12)

        Stockholders' equity:

           Preferred stock of $.01 par value
              Authorized 1,000,000 shares;              -           -
        none issued
           Common stock of $.01 par value
              Authorized 25,000,000 shares;
        issued and                                     57          50
                    outstanding 5,713,526 in
        1997,  and  4,958,181 in 1996
            Additional paid-in capital             31,548      20,572
            Retained earnings                       4,430       4,677

                   Total stockholders' equity      36,035      25,299


        Total liabilities and stockholders'       $59,608      42,909
        equity
                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In Thousands Except Share Data)





                                        52 Weeks     53 Weeks     52 Weeks
                                           Ended        Ended        Ended
                                        February  February 3,  January 28,
                                         1, 1997         1996         1995

       Sales                            $108,257       94,264       75,795

       Costs and expenses:
            Cost   of   goods   sold
       (including occupancy and
            central buying expenses,      69,540       60,445       49,388
       exclusive of items
            shown separately below)

            Selling,   general   and      21,712       18,730       14,972
       administrative expenses

          Advertising expense              8,001        7,807        5,912

          Depreciation and                 2,806        2,185        1,710
       amortization

          Interest expense                   318          452          274

                                         102,377       89,619       72,256

            Earnings  before  income       5,880        4,645        3,539
       taxes

       Provision for income taxes          2,352        1,858        1,451

          Net earnings                    $3,528        2,787        2,088
       Earnings per common share            $.62          .53          .40
       Weighted average number of      5,661,569    5,250,035    5,170,149
       common shares and
            common stock equivalents
                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)



                                             52 Weeks   53 Weeks    52 Weeks
                                                Ended      Ended       Ended

                                          February 1,   February     January
                                                 1997    3, 1996    28, 1995

     Common stock:

     Balance, beginning of year                   $50         47         43

     Stock dividend  (5 percent) in
     1997 of 272,072 shares,
     (5 percent) in 1996 of 235,868                 3          3          4
     shares, and
     (10 percent) in 1995 of 426,970
     shares

     Stock bonuses, 1,761 shares in
     1997, 1,301 shares in 1996,                    -          -          -
     and 645 shares in 1995

     Employee   Stock   Purchase   Plan
     21,512 shares in 1997,                         -          -          -
     22,838  shares in 1996, and 17,712
     shares in 1995

     Issuance  of  460,000  shares   in
     1997                                           4          -          -

     Balance, end of year
                                                  $57         50         47
     Additional paid-in capital:

     Balance, beginning of year               $20,572     17,491     13,047

     Stock  dividend  (5  percent)   in
     1997 and 1996 and                          3,772      2,827      4,265
     (10 percent) in 1995

     Stock bonuses                                 28         13          6

     Issuance of 460,000 shares in
     1997, net of issuance                      6,860          -          -
     cost of $145

     Employee stock purchase plan
                                                  316        241        173

     Balance, end of year                     $31,548
                                                          20,572     17,491
     Retained earnings:

     Balance, beginning of year                $4,677      4,722      6,906

     Net earnings                               3,528      2,787      2,088

     Stock  dividend  (5  percent)   in
     1997 and 1996 and                        (3,775)
     (10 percent ) in 1995                               (2,832)     (4,272)

     Balance, end of year                      $4,430
                                                           4,677       4,722
                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                      52 Weeks    53 Weeks    52 Weeks
                                         Ended       Ended       Ended
                                   February 1,    February     January
                                          1997     3, 1996    28, 1995

      Cash flows from operating
      activities:
      Net earnings                      $3,528       2,787       2,088
      Adjustments to reconcile
      net earnings to net cash
         provided by operating
      activities:
         Depreciation and                2,806       2,185       1,710
      amortization
         Deferred income taxes           (685)       (360)        (95)
      (benefits)
         Loss (gain) on sale of            (2)           1         (4)
      assets
         Shares issued under               344         254         179
      employee incentive plans
      Changes in assets and
      liabilities:
         Increase in trade and           (798)       (346)       (419)
      other receivables
         Increase in merchandise       (6,897)     (3,800)     (5,200)
      inventories
         Increase in prepaid                 -           -           9
      income taxes
         Decrease (increase) in          (652)        (37)           2
      other assets
         Increase in prepaid             (415)       (585)       (266)
      expenses
         Increase in accounts            2,272         242       1,326
      payable
         Increase in income taxes          106         253         583
      payable
         Increase in accrued               642         642         656
      expenses
      Net cash provided by                 249       1,236         569
      operating activities

      Cash flows from investing
      activities:
         Acquisition of property       (7,102)     (5,687)     (3,994)
      and equipment
         Proceeds from disposal
      of property and                       96         302          42
            equipment
         Term loan to others           (2,750)
                                                         -           -
         Payment of principal               51
      from term loan to others                           -           -
      Net cash used in investing       (9,705)     (5,385)     (3,952)
      activities

      Cash flows from financing
      activities:
         Advances on debt               45,474      32,652      26,357
         Payments of debt             (42,451)    (28,608)    (23,005)
         Proceeds of common stock        6,864           -           -
      offering
         Payments of fractional
      shares issued with stock                                     (3)
              dividend                       -         (2)
      Net cash provided by               9,887       4,042       3,349
      financing activities

      Net increase (decrease) in
      cash and cash equivalents            431       (107)        (34)
      Cash and cash equivalents              2         109         143
      at beginning of year
      Cash and cash equivalents           $433                     109
      at end of year                                     2

      Supplemental disclosure of
      cash flow information:
      Cash paid during the year
      for:
         Income taxes                   $2,239       1,965         954
         Interest                         $703         643         291
                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            February 1, 1997, February 3, 1996, and January 28, 1995

1.   Summary of Significant Accounting Policies

Nature of Entity

      Harold's Stores, Inc., an Oklahoma corporation (the Company), operates a chain of "updated traditional", classic styled ladies' and men's specialty apparel stores. The Company offers its merchandise in 36 stores primarily across the South and Southwest, with 11 stores located in Texas, and through its mail order catalog. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer. In addition, the in-house advertising and catalog production capabilities create opportunities for vertical integration.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company
and  its  subsidiaries,  all  of  which are  wholly  owned.   All  significant
intercompany accounts and transactions have been eliminated.

Definition of Fiscal Year

      The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. Fiscal years 1997, 1996 and 1995 ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

Accounts Receivable and Finance Charges

      Trade accounts receivable primarily represent the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when billed to the customers. Minimum monthly payments are required generally equal to ten percent of the outstanding balance. The average liquidation rate at February 1, 1997 was approximately 3 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $864,000, $705,000, and $578,000, in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Inventories of raw materials are valued at the lower of cost or market, and approximate $7,612,000 and $5,600,000 in fiscal 1997, and fiscal 1996, respectively.

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

Preopening Expenses and Catalog Costs

      Costs associated with the opening of new stores are expensed over a six month period. The costs are carried as prepaid expenses prior to the store opening. Such costs included approximately $117,000 at February 1, 1997 and $7,000 at February 3, 1996.

      The Company expenses all non-direct advertising as incurred and defers the direct costs of producing its mail order catalogs. These costs are amortized over the estimated sales period of the catalogs, generally three to four months. At February 1, 1997 and February 3, 1996 approximately $909,000 and $257,000 of deferred catalog costs are included in other assets, respectively. The Company incurred approximately $8,001,000, $7,807,000, and $5,912,000, in advertising expenses of which approximately $4,429,000, $4,818,000, and $3,678,000 were related to the mail order catalogs during fiscal years 1997, 1996 and 1995, respectively.

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

Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the periods restated for the five (5%) percent stock dividends in fiscal 1997 and fiscal 1996 and the ten (10%) percent stock dividend in fiscal 1995 and includes common stock equivalents of 139,571 in fiscal 1997, and 55,840 in fiscal 1996.

Stock Options

      The Company follows the intrinsic value method of accounting for common stock options granted to employees.

Cash and Cash Equivalents

      Cash and cash equivalents include overnight investments and credit card receivables collected within three business days.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on February 4, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


Reclassifications

      Certain  comparative  prior year amounts in the  consolidated  financial
statements   have  been  reclassified  to  conform  with  the   current   year
presentation.

2.   Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company's other receivables and debt are at a variable interest rate; therefore, book value approximates fair value.

3.   Other Receivables

      On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc., ("CMT"), in the principal amount of $2,750,000 to be used by CMT to refinance its existing revolving line of credit at a New York City bank of $1,391,000 and for working capital purposes. CMT is a major independent contractor whose assistance is instrumental in the Company's design process.

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

      The loan is secured by substantially all assets of CMT. CMT's President and Chief Executive Officer has personally guaranteed repayment of the loan and granted the Company a second mortgage lien on real estate in Duchess County, New York. As further security for the loan, the President has pledged 100% of the outstanding stock of CMT and granted a subordinated lien in cash collateral of approximately $340,000. In addition, CMT has issued a 10-year warrant to the Company to purchase 20% of the outstanding stock of CMT.

4.   Property and Equipment

     Property and equipment at February 1, 1997 and February 3, 1996 consisted of the following (in thousands):

                                           1997     1996

               Land                           $      665
                                            665
               Buildings                  2,847    2,796
               Leasehold improvements     7,052    4,934
               Furniture and             13,504   10,604
               equipment
               Construction        in
               progress                    933       528
                                       $25,001    19,527

5.   Note Payable and Long-term Debt

Borrowings under short-term agreements were as follows (in thousands):

                                           1997     1996   1995

       Balance at end of fiscal year          $
                                              -        -   4,90
                                                              2
       Weighted average interest              -        -   8.5%
       rate at end of fiscal year
       Maximum balance outstanding            -    7,558   5,92
       during the year                                        8
       Average balance outstanding            -    5,552   2,96
       during the year                                        1
       Weighted average interest              -     8.6%   7.4%
       rate during the year

Average outstanding balances in the above table are based on the number of days outstanding. Weighted average interest rates are the result of dividing the related interest expense by average borrowings outstanding.
Long-term debt at February 1, 1997, and February 3, 1996, consisted of the following (in thousands):

                                            1997     1996
Borrowings  under  line  of  credit,
bearing interest at a variable
rate  (7.6%  at  February  1,  1997)
payable monthly, principal due  June     $11,185    9,021
30, 1998.

Note     payable    to     financial
institution, secured by building and
land with net book value of $260  at
February  1, 1997, bearing  interest
at   a   variable  rate,  (7.9%   at
February  1, 1997), due  in  monthly         519      594
installments of principal of $6 plus
accrued interest, with final payment
due September 2002.

Note     payable    to     financial
institution, secured by building and
land  with net book value of  $1,182
at   February   1,   1997,   bearing
interest  at a fixed rate, (8.3%  at
February  1, 1997), due  in  monthly         934        -
installments   of   principal    and
interest  of $9, with final  payment
due June 2011.

Total long-term debt
                                          12,638    9,615

    Less current maturities of long-
term debt                                    110       75

Long-term   debt,  net  of   current
maturities                               $12,528    9,540

The annual maturities of the above long-term debt as of February 1, 1997 are as follows (in thousands):

             Fiscal    year
             ending
             1998                       $   110
             1999                        11,299
             2000                           117
             2001                           339
             2002                            49
             2003       and                 724
             subsequent

             Total                     $ 12,638

      During fiscal 1995, the Company's line of credit was classified as short-term. On February 28, 1996, the line of credit available was renewed with a two-year maturity and increased to a $15,000,000 credit facility.
Subsequent to February 1, 1997, the Company obtained a note in the principal sum of $1,023,702 to purchase certain equipment.
The note carries an annual percentage rate of eight percent (8%) and matures during fiscal year 2003.
The note is secured  by the purchased equipment.

6.   Income Taxes

     Income tax expense (benefit) for the years ended February 1, 1997, February 3, 1996, and January 28, 1995, consisted of the following (in thousands):

                                       1997     1996     1995
       Current:
          Federal                    $2,484    1,814    1,265
          State                         553
                                                 404      281
                                      3,037             1,546
                                               2,218
       Deferred:
          Federal                     (570)    (300)     (79)
          State                       (115)
                                                (60)     (16)
                                      (685)
                                               (360)     (95)

        Total                         2,352             1,451
                                               1,858
     Income tax expense differs from the normal tax rate as follows :
                                        1997    1996     1995

       Statutory tax rate                34%     34%      34%
       Increase in income taxes
       caused by:
          State income taxes               6       6        6
          Other, net
                                           -       -        1

       Effective tax rate                40%     40%      41%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 are presented below (in thousands):

                                        1997    1996
       Deferred tax assets -
       current:

       Allowance for doubtful             88      85
       accounts
       Insurance reserves                 50      50
       Merchandise inventories         1,165     640
       Deferred compensation
                                         312     235
                                      $1,615
                                               1,010
       Deferred tax liability -
       noncurrent:
       Property and equipment
                                         146     226
      The net deferred tax asset relates solely to future deductible temporary differences and there is no valuation allowance. Management believes that it is more likely than not that the Company will fully realize the gross deferred tax assets; however, there can be no assurances that the Company will generate the necessary adjusted taxable income in any future periods.

7.   Stockholders' Equity and Stock Options

     The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. No preferred shares were issued and outstanding at either February 1, 1997 or February 3, 1996.

      The Company has reserved 1,000,000 shares of its common stock for issuance to key employees under its current stock option and equity incentive plan which was adopted in April 1993 and amended June 1995. The plan has a term of ten years. The Compensation Committee of the Board of Directors may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power of all classes of the Company's stock. Options granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. The following table summarizes the stock option activity for the periods indicated:

                                                   Range of
                                          Shares     Exercise
                                                       Prices

         Options outstanding, fiscal      30,696       $5.999
         1994

         Granted                         318,238   8.04-8.845
         Exercised                             -            -
         Terminated                     (22,558)  5.999-8.845
         Options outstanding, fiscal     326,376  5.999-8.845
         1995

         Granted                          34,727        9.979
         Exercised                         (319)        9.979
         Terminated                     (12,927)  5.999-9.979
         Options outstanding, fiscal     347,857  5.999-9.979
         1996

         Granted                          58,276      14.643-
                                                       17.548
         Exercised                             -            -
         Terminated                     (10,500)       5.999-
                                                       17.548
         Options outstanding, fiscal     395,633       5.999-
         1997                                          17.548

         Options exercisable, fiscal     207,470       5.999-
         1997                                          17.548

      At February 1, 1997, the three ranges of exercise prices and weighted-average remaining contractual life of outstanding options were $5.999 to
8.845,   $9.979,  and  $14.643-17.548,  and  eight,  nine,  and   ten   years,
respectively. The number of options exercisable was 30,696, 34,727, and 142,047, respectively.

      The number of shares and exercise prices have been restated to reflect the five percent stock dividend in fiscal 1997 and fiscal 1996, and the ten percent stock dividend in fiscal 1995.

      Additionally, as of February 1, 1997, restricted stock awards for up to $56,700 market value of common stock were outstanding under the plan. These awards may be exercised over the remaining four-year vesting period in equal annual installments at the fair market value of common stock on such installment vesting date. After giving effect to the outstanding and exercised awards, and based upon the price of common stock on February 1, 1997, the Company may award 600,005 shares or options under the plan.
      The per share weighted-average fair value of options granted during fiscal 1996 under the non-qualified plan and incentive plan is $2.78. No options were granted during fiscal 1996 under the incentive plan. During fiscal 1997, the fair value of options granted were $4.08 and $4.80, respectively. The fair values are calculated using the Black Scholes option-pricing module which assumes that the options have lives of approximately 9 years, a 1997 expected dividend yield of zero percent, the risk free interest rate at the date of the grant is 5.1% and volatility is 41.8%.

      No compensation expense for the options granted during fiscal 1996 and fiscal 1997 under the non-qualified and incentive plans is recorded. Had compensation expense been recorded at February 1, 1997 and February 3, 1996, the Company's net income would have been reduced to approximately $3,475,000 and $2,642,000 respectively, and net income per share would have been reduced to $.61 and $.50, respectively.

      Pro forma net income reflects only options granted in fiscal year 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 29, 1995 is not considered.

8.   Retirement and Benefit Plans

      The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to contribute up to 15 percent of their compensation before income taxes. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended February 1, 1997, February 3, 1996, and January 28, 1995, the Company contributed approximately $108,000, $81,000, and $43,000, respectively, to the 401(k) plan.

      The Company has reserved 200,000 shares of common stock for employees under its stock purchase plan which covers all employees who meet minimum age and service requirements. The Company's management will determine from time to time the amount of any matching contribution as well as the percentage of participants' compensation that it will match as purchase contributions.
The purchase price of shares covered under the plan is fair market value as of the date of purchase in the case of newly issued shares and the actual price paid in the case of open market purchases. The plan was implemented in January 1994. For the years ended February 1, 1997, February 3, 1996, and January 28, 1995, the Company's matching contributions were approximately $66,000, $48,000 and $35,000 and approximately 22,000, 23,000 and 18,000 shares were issued, respectively.

9.   Related Party Transactions

     Rent on the Norman, Oklahoma store and certain related facilities is paid to parties related to the Company's Chairman. The store lease terms in 1997, 1996, and 1995, provided for payment of percentage rent equal to (four) percent of sales plus certain ancillary costs. During the years ended February 1, 1997, February 3, 1996, and January 28, 1995, the total of such rent for the store and certain related facilities was approximately $137,000, $140,000, and $133,000, respectively.

     The Company leases certain office space, a distribution center facility and retail space from a limited partnership whose partners are stockholders and directors of the Company. The term of the office space lease is sixteen years commencing April 1, 1996, with annual rent payments of $158,000 plus insurance, utilities, and property taxes until April, 2000, at which time the rent will be $180,000 plus insurance, utilities and property taxes, increasing $2,500 per year until expiration of the lease. The term of the distribution center lease is sixteen years commencing July 1, 1996, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease. The term of the retail space lease is twelve years commencing June 4, 1996, with payment of percentage rent equal to four percent of sales plus insurance, utilities, and property taxes.

      See note 12 for information concerning the employment contracts with the Company's Chairman of the Board, Chief Executive Officer and President.

10.  Facility Leases

      The Company conducts a majority of its retail operations from leased store premises under leases that will expire within the next ten years. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

      Minimum  rental  commitments  (excluding  renewal  options)  for  store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of February 1, 1997 were as follows (in thousands):

                         Fiscal year
                         ending:
                         1998             $ 3,874
                         1999               3,931
                         2000               3,972
                         2001               3,800
                         2002               3,662
                         2003 and          19,924
                         subsequent

                              Total       $39,163


Total rental expense for the years ended February 1, 1997, February 3, 1996, and January 28, 1995, was as follows (in thousands):

                            1997       1996       1995

  Base rent               $2,806      2,222      1,791
  Additional amounts
  computed                 1,261      1,112        922
     as percentage of
  sales

     Total                $4,067      3,334      2,713

11.  Business Concentrations

    During fiscal 1997 and 1996, more than 95% and 90% respectively, of the ladies' apparel sales were attributable to the Company's product development and private label programs. The breakdown of total sales between ladies' and men's apparel was approximately 78% and 22% for fiscal 1997 and 80% and 20% for fiscal 1996, respectively.

    The product development programs result in a substantial portion of the Company's purchases of raw materials being concentrated among a small group of vendors, of which some are located outside of the United States. CMT acts as the Company's agent in the purchase of the raw materials, including fabrics, linings, buttons, etc., and supervises the manufacturing process of the
Company's merchandise with manufacturing contractors. In the event of the termination of the CMT relationship or other of the Company's vendors, management believes that in most instances more than one new vendor would be required to replace the loss of a principal vendor. Although management believes that replacement vendors could be located, if any buying relationship is terminated and until replacement vendors are located, the operating results of the Company could be materially adversely affected.

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

12.  Commitments and Contingent Liabilities

   The Company issues letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At February 1, 1997, the Company had outstanding, pursuant to such facility, approximately $939,000 in letters of credit to secure orders of merchandise from various domestic and international vendors.

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

13. Quarterly Financial Data (Unaudited - in thousands, except per share data)

Summarized quarterly financial results are as follows:

                               First  Second  Third  Fourth

 52    Weeks    Ended
 February 1, 1997
 Sales                        $24,52  22,391 29,397  31,947
                                   2
 Gross   profit    on          8,492   8,048 10,512  11,665
 sales
 Net earnings                    606     578  1,144   1,200
 Net   earnings   per            .11     .10    .20     .21
 common share


 53    Weeks    Ended
 February 3, 1996
 Sales                        $21,31  19,069 25,415  28,464
                                   6
 Gross   profit    on          7,448   6,970  9,065  10,336
 sales
 Net earnings                    486     508    796     997
 Net   earnings   per            .09     .10    .15     .19
 common share

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to directors and executive officers of the Company is incorporated by reference to the registrant's definitive proxy statement for its 1997 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1997 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1997 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1997 annual meeting of stockholders.

                                    PART IV.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 16.

    (2) Consolidated Financial Statement Schedule. The following financial statement schedule for the 52 Weeks ended February 1, 1997, 53 Weeks ended February 3, 1996, and 52 Weeks ended January 28, 1995, is included in this report after the signature page:

        Independent  Auditors'  Report  on  Consolidated  Financial  Statement
Schedule    35

       Schedule II - Valuation Account                               36

    (3)     Exhibits.   Copies of the following documents are exhibits to this
report:  (see Index to Exhibits on page                      37).

    Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations.
The Company undertakes to furnish supplementary a copy of any omitted schedule to the SEC upon request.

(b) Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended February 1, 1997.
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HAROLD'S STORES, INC.

                  By:/s/H. Rainey Powell, Date: April 30, 1997
                           H. Rainey Powell, President


  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

                Signature                                                Title
Date

/s/      Harold     G.     Powell     ________________________________________
Chairman of the Board and Director      April 30, 1997
Harold G. Powell

/s/Rebecca  P. Casey                     Chief Executive Officer and  Director
April 30, 1997
Rebecca P. Casey

/s/H.  Rainey  Powell                     President, Chief  Financial  Officer
April 30, 1997
H. Rainey Powell                        and Director

/s/Lisa  P.  Hunt                         Director                  April  30,
1997
Lisa P. Hunt

/s/Kenneth C. Row                       Executive Vice President and  Director
April 30, 1997
 Kenneth C. Row

/s/Linda   L.   Daugherty                    Vice-President   and   Controller
April 30, 1997
Linda L. Daugherty                      (Chief Accounting Officer)

/s/Michael  T.  Casey                     Director                  April  30,
1997
Michael T. Casey

                                        Director
Gary C. Rawlinson

/s/William   F.  Weitzel_______________________________________       Director
April 30, 1997
William F. Weitzel

/s/James     R.    Agar___________________________________________    Director
April 30, 1997
 James R. Agar

                                         Director
 W. Howard Lester owar


/s/Robert   Brooks   Cullum,  Jr.__________________________________   Director
April 30, 1997
 Robert Brooks Cullum, Jr.                   owar



INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
STATEMENT SCHEDULE


The Board of Directors and Stockholders
Harold's Stores, Inc.:


  Under date of March 31, 1997, we reported on the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 week period ended February 1, 1997, the 53 week period ended February 3, 1996, and the 52 week period ended January 28, 1995, which are included in the annual report on Form 10-K for the 52 week period ended February 1, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2) of Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                         KPMG PEAT MARWICK LLP

Oklahoma City, Oklahoma
March 31, 1997

                                                            Schedule II

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                                VALUATION ACCOUNT
                                 (In Thousands)



                              Addit  Additio
                     Balanc   ions-    ns-    Deducti  Balan
                      e at    Charg  Recover   ons-    ce at
    Description      Beginn   ed to   ies of  Write-    End
                     ing of   Expen  Account  off of     of
                     Period     se      s     Account  Perio
                                     Written     s       d
                                       Off
52 Weeks ended
February 1, 1997:       $200               49     168     215
Allowance        for             134
doubtful receivables

53 Weeks ended
February 3, 1996:
Allowance        for    $175               34     118     200
doubtful receivables             109

52 Weeks ended
January 28, 1995:
Allowance        for    $175               34      95     175
doubtful receivables              61



                                INDEX TO EXHIBITS

No.                            Description

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statements, Registration No. 1-10892).

3.2 By-laws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-B Registration Statement, Registration No. 1-10892).

4.1 Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement,
     Registration No. 33-15753).

9.1  Stockholders' Agreement Among Certain Stockholders of
     Registrant dated August 20, 1987 (Incorporated by reference to
     Exhibit 9.1 to Form S-1 Registration Statement, Registration
     No. 33-15753).

10.1 Lease Agreement dated May 1, 1987 by and between Harold's of
     Norman, Inc. and Powell Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement, Registration No. 33-15753).

10.2 Lease Agreement dated May 1, 1987 by and between Harold's of
     Norman, Inc. and Ruby K. Powell (Incorporated by Reference to
     Exhibit 10.2 to Form S-1 Registration Statement, Registration
     No. 33-15753).

10.3 Lease Agreement dated October 31, 1985 by and between Harold's Men's Apparel, Inc. predecessor to Harold's of Norman, Inc. and Highland Park Shopping Village (Incorporated by Reference to
     Exhibit 10.9 to Form S-1 Registration Statement, Registration No. 33-15753) and Amendment to Lease dated June 15, 1988. (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 1989).

10.4 Lease Agreement dated November 1, 1990, by and between Registrant and Michael T. Casey, Trustee (329 Partners-I Limited Partnership). (Incorporated by reference to Exhibit
     10.29 to Form 10-K for the year ended February 2, 1991).

10.5 Amended and Restated Lease Agreement dated April 1, 1996, by and between Registrant and 329 Partners-II Limited
     Partnership. (Dallas Buying Office). (Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended
     February 1, 1992).

10.6 Lease Agreement dated October 4, 1991, by and between
     Registrant and 329 Partners-II Limited Partnership.  (East
     Lindsey Warehouse facility, Norman, Oklahoma). (Incorporated by Reference to Exhibit 10.22 to Form 10-K for the year ended February 1, 1992).

10.7 Lease Agreement effective May 1, 1996 between Registrant and Carousel Properties, Inc. (Campus Corner Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.7 to Form s-2 Registration Statement, Registration No. 333-04117) and amendment to Lease Agreement dated June 28, 1996.
     (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended November 2, 1996).

10.8 Agreement effective June 1, 1994 between Registrant and CMT
     Enterprises, Inc. (Incorporated by reference to Exhibit 10.8 to Form S-2 Registration Statement, Registration No. 333-
     04117).

10.9 Employment and Deferred Compensation Agreement dated January
* 31, 1993 between Registrant and Harold G. Powell (Incorporated by reference to Exhibit 10.21 to Form 10-K for year ended
     January 30, 1993).

10.1 Employment and Deferred Compensation Agreement dated January 0* 31, 1993 between Registrant and Rebecca Powell Casey, as amended by Amendment No. 1 dated as of April 28, 1995 (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).


10.1 Employment and Deferred Compensation Agreement dated January 1* 31, 1993 between Registrant and H. Rainey Powell, as amended by
     Amendment No. 1 dated as of April 28, 1995 (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Form of Indemnification Agreement between Registrant and 2 members of its Board of Directors (Incorporated by reference to
     Exhibit 10.12 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Amended and Restated Lease Agreement dated as of June 3, 1996 3 between Registrant and 329 Partners II Limited Partnership
     (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Lease Agreement dated as of May 31, 1996 between Registrant 4 and 329 Partners II Limited Partnership (Proposed Outlet
     Store,  Norman, Oklahoma) (Incorporated by reference to Exhibit
     10.14 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Second Amended and Restated Credit Agreement dated February 5 28, 1996 between Registrant and Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Amended and Restated Term Loan and Security Agreement dated as 6 of November 6, 1996 among CMT Enterprises, Inc. (as borrower),
     Franklin I. Bober (as Guarantor) and the Company (as lender). (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended November 2, 1996).

22.1 Subsidiaries  of the Registrant (Incorporated by  Reference  to
     Exhibit  22.1 to Form 8-B Registration Statements, Registration
     No. 1-10892).

23.1 Consent of KPMG Peat Marwick LLP.

27.1 Financial Data Schedule.
___________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

INDEPENDENT AUDITORS' CONSENT                                Exhibit 23.1


The Board of Directors and Stockholders
Harold's Stores, Inc.:


   We consent to incorporation by reference in the registration statement (No. 33-68604) on Form S-8 of Harold's Stores, Inc. of our reports dated March 31, 1997, relating to the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of February 1, 1997, and February 3, 1996, the related consolidated statements of earnings, stockholders' equity and cash flows, and the related consolidated financial statement schedule for the 52 week period ended February 1, 1997, the 53 week period ended February 3, 1996, and the 52 week period ended January 28, 1995, which reports appear in the February 1, 1997, annual report on Form 10-K of Harold's Stores, Inc.




                                                       KPMG PEAT MARWICK LLP



Oklahoma City, Oklahoma
May 2, 1997