Form 10-Q
period 1997-05-03
HAROLDS STORES INC
filed 1997-06-17
CIK 818682

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
              May 3, 1997                                   10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification
                                                           No.)
      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

As of June 9, 1997, the registrant had 5,724,917 shares of Common Stock outstanding.

              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
                For the Period Ended May 3, 1997


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

           Consolidated Balance Sheets - May 3, 1997  (unaudited)
and February 1, 1997.                                3

          Consolidated Statements of Earnings -
                Thirteen Weeks ended May 3, 1997 (unaudited)  and
May 4, 1996 (unaudited)                              5

          Consolidated Statements of Stockholders' Equity -
                Thirteen Weeks ended May 3, 1997 (unaudited)  and
May 4,  1996 (unaudited)                             6

          Consolidated Statements of Cash Flows -
                Thirteen Weeks ended May 3, 1997 (unaudited)  and
May 4, 1996 (unaudited)                              7

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                  9

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                    12

     Item  6.  Exhibits and Reports on Form 8-K:
          There were no reports on Form 8-K for the quarter ended
May 3, 1997

     Signature                                       13
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              May 3, 1997   February
                                                             1, 1997
                                               (unaudited)
 Current assets:

    Cash                                             $454        433
    Trade accounts receivable, less
 allowance                                          6,322      5,476
        for doubtful accounts of $220 in
 1998 and $215 in 1997
    Other accounts receivable                         629        673
    Merchandise inventories                        29,347     28,544
    Prepaid expenses                                2,558      2,174
    Deferred income taxes                           1,615      1,615

    Total current assets                           40,925     38,915

 Property and equipment, at cost                   27,103     25,001
 Less accumulated depreciation and                 (8,584)    (7,897)
 amortization

    Net property and equipment                     18,519     17,104

 Other receivables, non-current                     2,475      2,603
 Other assets                                         619        986


    Total assets                                  $62,538     59,608


    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                May 3, 1997    February
                                                                1, 1997
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt                  $         110
                                                        245
    Accounts payable                                  4,487       6,668
    Redeemable gift certificates                        730         923
    Accrued bonuses and payroll expenses              1,345       1,958
    Accrued rent expense                                126         298
    Income taxes payable                                490         942

           Total current liabilities                  7,423      10,899

 Long-term debt, net of current maturities           18,714      12,528
 Deferred income taxes                                  146         146


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -           -
 issued
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
 and                                                     57          57
             outstanding 5,720,760 in May;
 5,713,526 in February
     Additional paid-in capital                      31,641      31,548
     Retained earnings                                4,557       4,430

       Total stockholders' equity                    36,255      36,035


       Total liabilities and stockholders'          $62,538      59,608
 equity


   See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)

                                       13 Weeks    13 Weeks
                                          Ended       Ended
                                         May 3,      May 4,
                                           1997        1996

                                          (Unaudited)

 Sales                                  $28,408      24,522

 Costs and expenses:
 Cost of goods sold                      18,746      16,030
    (including occupancy and
 central  buying expenses,
     exclusive of items shown
 separately below)

        Selling,    general    and        5,634       4,715
 administrative expenses

    Advertising (includes catalog         2,818       1,976
 production costs)

    Depreciation and Amortization           838         665

    Interest expense                        161         126

                                         28,197      23,512

    Earnings before income taxes            211       1,010

 Provision for income taxes                  84         404

    Net earnings                       $    127         606

 Earnings per common share            $     .02         .11
 Weighted average number of common
 shares                               5,817,493   5,288,460
    outstanding



     See accompanying notes to interim consolidated financial
                           statements.

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            13 Weeks     13 Weeks
                                               Ended        Ended
                                         May 3, 1997  May 4, 1996
                                                    (Unaudited)
 Common stock:

    Balance, beginning and end of           $     57           50
 period


 Additional paid-in capital:

    Balance, beginning of period            $ 31,548       20,572

    Employee Stock Purchase Plan                              101
                                                  93

    Balance, end of period                 $  31,641       20,673


 Retained earnings:

    Balance, beginning of period            $  4,430        4,677

    Net earnings                                 127          606

    Balance, end of period                    $4,557        5,283



    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            13 Weeks    13 Weeks
                                               Ended       Ended
                                         May 3, 1997 May 4, 1996
                                                    (Unaudited)
 Cash flows from operating activities:
 Net earnings                            $      127          606
 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization               838          665
     Loss (gain) on sale of assets                -          (1)
    Shares issued under employee                 93          101
 incentive plan
 Changes is assets and liabilities:
    Increase in trade and other                (720)       (449)
 accounts receivable
    Increase (decrease) in merchandise         (803)       1,016
 inventories
    Decrease in other assets                    367          231
    Increase (decrease) in prepaid             (384)         484
 expenses
    Decrease in accounts payable             (2,181)       (221)
    Decrease (increase) in income taxes        (452)         104
 payable
    Decrease in accrued expenses               (978)       (141)

 Net cash (used in) provided by              (4,093)       2,395
 operating activities

 Cash flows from investing activities:
    Acquisition of property and              (2,253)     (2,111)
 equipment
    Proceeds from disposal of property             -
 and equipment                                                85
    Payment of principal from term loan
 to others                                       46            -

 Net cash used in investing activities       (2,207)     (2,026)

 Cash flows from financing activities:
    Advances on debt                         14,831        6,537
    Payments of debt                         (8,460)     (6,640)
    Payments of long-term debt                  (50)
                                                            (19)

 Net cash provided by (used in)               6,321
 financing activities                                      (122)

 Net increase in cash and cash                   21          247
 equivalents
 Cash and cash equivalents at beginning
 of period                                      433            2
 Cash and cash equivalents at end of              $
 period                                         454          249



      See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   May 3, 1997 and May 4, 1996
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 3, 1997 and the results of its operations and cash flows for the thirteen week periods ended May 3, 1997 and May 4, 1996. The results of operations for the thirteen weeks ended May 3, 1997 and May 4, 1996 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 2,
1997  through January 31, 1998, has been designated  as  fiscal
1998.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1997 and includes common stock equivalents of 100,760 and 139,212 in fiscal 1998, and fiscal 1997, respectively.

5.   Long-term Debt

      On April 24, 1997, the Company increased its long-term line of credit with its bank from $15 million to $17 million, maturing on June 30, 1998.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings.

                                 52 Weeks        13 Weeks       13 Weeks
                                    Ended           Ended          Ended
                              February 1,     May 3, 1997    May 4, 1996
                                     1997

 Sales                             100.0%          100.0%         100.0%

 Cost of goods sold                (64.2)          (66.0)         (65.4)
    (including occupancy
 and central buying
     expenses, exclusive of
 items shown
     separately below)
 Selling, general and               20.1)          (19.8)         (19.2)
 administrative expenses

 Advertising expense                (7.4)           (9.9)          (8.1)
    (includes catalog
 production costs)
 Depreciation and                   (2.6)           (2.9)          (2.7)
 amortization
 Interest expense                                   (0.6)          (0.5)
                                    (0.3)

 Earnings before income              5.4              0.8            4.1
 taxes
 Provision for income taxes         (2.1)           (0.3)          (1.6)

 Net earnings                        3.3%            0.5%           2.5%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                                    13 Weeks       13 Weeks
                                       Ended          Ended
                                 May 3, 1997    May 4, 1996

 Store sales (000's)                 $25,629       $ 21,990
 Catalog sales (000's)                 2,779          2,532

 Net sales (000's)                    28,408       $ 24,522

 Total sales growth                    15.8%          15.0%
 Growth in comparable store            (3.7)%          3.8%
 sales (52 week basis)
 Growth in catalog sales                9.8%              -

 Store locations:
 Existing stores beginning of             36             29
 period
 New stores opened during                  1              2
 period
    Total stores at end of                37             31
 period


      The opening of new stores, the expansion of existing stores, as well as an increase in catalog sales contributed to total sales growth for the first quarters of fiscal 1998 and 1997. Comparable store sales declined during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The opening of second stores in each of the market areas of Norman, OK; Memphis, TN; Houston, TX and Washington, D.C. , in the opinion of management, resulted in a decline in comparable store sales due in part to a temporary shift of sales from the existing store to the new store. In other locations, management attributes variance in comparable store sales to market conditions and personnel changes.

      New stores opened during the prior twelve months, include a 5,205 square foot full-line men's and ladies' store opened in Raleigh, North Carolina in June 1996 (second quarter); a 5,083 square foot full-line men's and ladies' store opened in McLean, Virginia (Washington, D.C. metro) in August, 1996 (third quarter); a 5,496 square foot full-line men's and ladies' store opened in Littleton, Colorado (Denver metro) in October, 1996 (third quarter); a 5,857 square foot full-line men's and ladies' store, known as Harold Powell opened in Houston, Texas in November 1996 (third quarter); a 15,521 square foot outlet store opened in Norman, Oklahoma in January, 1997 (fourth quarter); and a 6,300 square foot full-line men's and ladies' store opened in Cordova, Tennessee (Memphis metro) in March 1997 (first quarter).

      The Company's gross margin decreased during the quarter ended May 3, 1997 compared to the Company's gross margin for the comparable period in the prior fiscal year. Among the principal factors contributing to the decrease was an increase in aggregate merchandise markdowns due to higher inventory levels in the Company's stores. The Company has recently hired a new Vice President of Planning to improve planning and control of the Company's inventory.

      The  increase  in  selling,  general  and  administrative
expenses is primarily the result of an increase in store selling expenses. The Company has recently restructured store level management and has added to its district management team to improve the control of these expenses. Advertising expense includes catalog production costs. Management anticipates incremental monetary increases in selling, general and administrative expenses as a result of the Company's continuing expansion plans.

       The average balance on total outstanding debt was $15,473,000 for the quarter ended May 3, 1997 compared to $9,942,000 for the comparable period in the prior fiscal year. This increase in outstanding debt was due primarily to borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling expenses and equipment purchases. Average interest rates on the Company's line of credit were approximately the same for the quarter ended May 3, 1997 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the quarter ended May 3, 1997, net cash used in operating activities was $4,093,000 as compared to net cash provided by operating activities of $2,395,000 for the same period in fiscal 1997. The significant decrease in cash flows from operating activities is partially attributable to an increase of $803,000 in the Company's merchandise inventories for the quarter ended May 3, 1997, as compared to the first quarter of fiscal 1997, during which inventories decreased by $1,016,000. Management expects the dollar amount of the Company's merchandise inventories to continue to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. In addition, the difference in cash flows from operating activities is partially due to the timing of cash disbursements as reflected in a decrease in accounts payable of $2,181,000 for the quarter ended May 3, 1997, as compared to a decrease in accounts payable of $221,000 for first quarter of fiscal 1997. Period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In order to conform with the current year presentation of certain costs associated with new store openings, comparative fiscal 1997 amounts were reclassified from prepaid expenses to capital assets-construction in progress. This change resulted in an increase to both Cash Flows From Operating Activities and Cash Flows Used In Investing Activities in the aggregate amount of $887,000 for fiscal 1997.

      Cash Flows From Investing Activities. For fiscal 1997, net cash used in investing activities was $9,705,000 as compared to $5,385,000 for fiscal 1996. For the quarter ended May 3, 1997, net cash used in investing activities was $2,207,000 as compared to $2,026,000 for the first quarter ended May 4, 1996. Capital expenditures totaled $7,102,000 for fiscal 1997 compared to $5,687,000 for fiscal 1996 and $2,253,000 for the quarter ended May 3, 1997 compared to
$2,111,000 for the quarter ended May 4, 1996. Capital expenditures during such periods were invested principally in new stores and in remodeling expenses and equipment expenditures at existing facilities.


      Cash Flows From Financing Activities. During the quarter ended May 3, 1997, the Company made periodic borrowings under its revolving long-term line of credit (described below) to finance its inventory purchases, store expansion, remodeling expenses and equipment purchases.

      The Company has available a long term line of credit with its bank (maturing on June 30, 1998), which was increased from $15 million to a $17 million effective April 24, 1997. This line had an average balance of $13,403,000 and $9,357,000 for the first quarter of fiscal 1998 and 1997, respectively. During the first quarter ended May 3, 1997, this line of credit had a high balance of $16,532,000 and a high balance of
$10,473,000 for the first quarter ended May 4, 1996. The balance outstanding on May 3, 1997 was $16,532,000 compared to $8,918,000 on May 4, 1996.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              February        May 3,      May 4,
                               1, 1997          1997        1996

 Working capital (000's)       $28,016       $33,502     $21,283
 Current ratio                  3.57:1        5.51:1      3.92:1
 Ratio of working capital        .47:1         .54:1       .50:1
 to total assets
 Ratio of total debt to          .35:1         .52:1       .37:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and holiday selling season. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each fiscal year.

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



                      HAROLD'S STORES, INC.

                        By: /s/H. Rainey Powell
                            H. Rainey Powell
                                  Chief Financial Officer


Date:     June 17, 1997



                       THIRD AMENDMENT TO
          SECOND AMENDED AND RESTATED CREDIT AGREEMENT

      THIS THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made and entered into effective the 24th day of April, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation (the "Borrower"), and BOATMEN'S NATIONAL BANK OF OKLAHOMA, formerly Boatmen's First National Bank of Oklahoma ("Lender").


                      W I T N E S S E T H:

      WHEREAS, the Borrower and Lender have entered into that certain Second Amended and Restated Credit Agreement dated February 28, 1996, as amended by a First Amendment dated June 28, 1996 and a Second Amendment dated November 6, 1996 (as amended, the "Agreement");

      WHEREAS, the Borrower has requested that the Agreement be amended to permit Borrower to increase the Revolving Loan from a maximum amount of Fifteen Million Dollars ($15,000,000.00) to Seventeen Million Dollars ($17,000,000.00) up until June 30, 1997, at which time the maximum amount of the Revolving Loan would reduce to $15,000,000.00; and

     WHEREAS, Lender is willing to amend the Agreement to provide for such increase and reduction in the maximum amount of the Revolving Loan upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

      1. Definitions. The definition of "Corporate Base Rate" in the Agreement is hereby deleted and the definitions of "Agreement," "Borrowing Base," "LIBOR Rate," "Maximum Revolving Facility" and "Revolving Loan Note" in the Agreement are hereby amended in their entirety as follows:

           "Agreement" shall mean that certain Second Amended and Restated Credit Agreement dated February 28, 1996 between Borrower and Lender as amended by the First Amendment dated June 28, 1996, the Second Amendment dated November 6, 1996 and the Third Amendment dated April 24, 1997.

           "Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, and (ii) fifty percent (50%) of Eligible Inventory not to exceed
$17,000,000.00 up until June 30, 1997, and not to exceed $15,000,000.00 thereafter, as reflected in the most current Monthly Report less all Letters of Credit.

           "LIBOR Rate" shall mean the London Interbank Offered Rates for either (i) one (1) month or (ii) three (3) months,
as  published  in  The       Wall Street Journal  indicating  the
average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks. If the date of the rate change falls on a date when The Wall Street Journal is not published, then the one (1) month or three
(3) month LIBOR Rate published in the following issue of The Wall
Street    Journal shall be the applicable LIBOR Rate used.

           "Maximum  Revolving Facility" shall mean  the  maximum
aggregate       amount which Lender has agreed to consider  as  a
ceiling on the outstanding principal balance of loans to be made to the Borrower and Letters of Credit issued pursuant to Section 2. The Maximum Revolving Facility shall be Seventeen Million Dollars ($17,000,000.00) up until June 30, 1997 and Fifteen Million Dollars ($15,000,000.00) thereafter.

           "Revolving Loan Note" shall mean that certain Ninth Amended and Restated Reducing Revolving Note executed by the Borrower substantially in the form of Exhibit "A" attached to the Third Amendment to this Agreement, dated the effective date of such Third Amendment, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

      2.    Interest.   Section 2.4 of the  Agreement  is  hereby
amended in its           entirety as follows:

           2.4 Interest. The Borrower shall pay to Lender interest on the average daily outstanding balance of the Liabilities at a rate per annum equal to, at the option of the Borrower, one and five-eighths of one percent (1.625%) plus either the one (1) or three (3) month LIBOR Rate as designated in writing by the Borrower. The Borrower may make this selection at any time during the term of this Agreement,
provided,       however, if a LIBOR Rate is selected  no  changes
may  be  made until the    applicable LIBOR Rate time period  has
expired.

      3.    Notices.   Section 9.12 of the  Agreement  is  hereby
amended in its      entirety as follows:

           3.1 Notices. Except as otherwise expressly provided herein, any notice required or desired to be served, given or delivered hereunder shall be in writing, shall be addressed to the Person to be notified as follows (or to such other address or addresses as may hereafter be furnished in writing by the Person to be notified):

          (i)  If to the Lender at:

               Boatmen's National Bank of Oklahoma
               211 North Robinson Avenue
               P. O. Box 25189
               Oklahoma City, Oklahoma  73102-0189
               Attention: Beverly B. Perri, Vice President

               with a copy to

               Phillips McFall McCaffrey McVay & Murrah
               12th Floor, One Leadership Square
               211 North Robinson
               Oklahoma City, Oklahoma  73102
               Attention: J. Mark Lovelace

          (ii) If to the Borrower at:

               Harold's Stores, Inc.
               765 Asp
               P. O. Box 2970
               Norman, Oklahoma   73070
               Attention:  H. Rainey Powell, President
               and Chief Operating Officer

      4. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

      5. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Financing Agreements.

     6.   Miscellaneous.

           6.1 Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Financing Agreements are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

          6.2  Descriptive Headings.  The descriptive headings of
the  sections of this Amendment are inserted for convenience only
and shall      not be used in the construction or the content  of
this Amendment.

           6.3   Multiple  Counterparts.  This Amendment  may  be
executed in    one or more counterparts, each of which shall, for
all  purposes  of this     Amendment, be deemed an original,  but
all of which shall constitute one  and the same agreement.

     IN WITNESS WHEREOF, Borrower and the Lender have caused this Amendment to be duly executed effective the date and year first above written.

      "BORROWER":              HAROLD'S STORES, INC., an Oklahoma
corporation


                                                              By:
____________________________________
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

      "LENDER":            BOATMEN'S NATIONAL BANK  OF  OKLAHOMA,
formerly                           Boatmen's First National  Bank
of Oklahoma


                                                              By:
____________________________________
                                 Beverly B. Perri, Vice President