Form 10-Q
period 1997-08-02
HAROLDS STORES INC
filed 1997-09-17
CIK 818682

SECURITIES AND EXCHANGE COMMISSION


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
             August 2, 1997                                 10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification
                                                           No.)
      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

      As  of  September 12, 1997, the registrant had  5,742,894
shares of Common Stock outstanding.

                      Harold's Stores, Inc.
                            Index to
                  Quarterly Report on Form 10-Q
               For the Period Ended August 2, 1997


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

            Consolidated   Balance  Sheets  -  August   2,   1997
(unaudited) and February 1, 1997                     3

          Consolidated Statements of Earnings -
                Thirteen Weeks and Twenty-Six Weeks ended  August
2, 1997 (unaudited) and August 3, 1996(unaudited)    5

          Consolidated Statements of Stockholders' Equity -
                Twenty-Six Weeks ended August 2, 1997 (unaudited)
and August 3, 1996 (unaudited)                       6

          Consolidated Statements of Cash Flows -
                Twenty-Six Weeks ended August 2, 1997 (unaudited)
and August 3, 1996 (unaudited)                       7

          Notes to Interim Consolidated Financial Statements             8

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                  9

Part II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                         12

      Item  4.    Submission of Matters to  a  Vote  of  Security
Holders        12

     Item 6.   Exhibits and Reports on Form 8-K                          13

     Signature                                                           14
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                                August 2,      February
                                                     1997        1,1997
                                               (unaudited)
 Current assets:

    Cash                                        $     244           433
    Trade accounts receivable, less
 allowance                                          5,746         5,476
        for doubtful accounts of $222 in
 1998 and $215 in 1997
    Other accounts receivable                         735           673
    Merchandise inventories                        34,113        28,544
    Prepaid expenses                                2,254         2,174
    Prepaid income tax                                887             -
    Deferred income taxes                           1,615         1,615

    Total current assets                           45,594        38,915

 Property and equipment, at cost                   28,484        25,001
 Less accumulated depreciation and                 (9,208)      (7,897)
 amortization

    Net property and equipment                     19,276        17,104

 Other receivables, non-current                     2,345         2,603
 Other assets                                         766           986


    Total assets                                  $67,981        59,608



























    See accompanying notes to interim consolidated financial
                           statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                  August 2,    February 1,
                                                       1997           1997
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt              $ 255            110
    Accounts payable                                  8,044          6,668
    Redeemable gift certificates                        678            923
    Accrued bonuses and payroll expenses              1,276          1,958
    Accrued rent expense                                105            298
    Income taxes payable                                               942
                                                          -

           Total current liabilities                 10,358         10,899

 Long-term debt, net of current maturities           21,666         12,528
 Deferred income taxes                                  146            146


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -              -
 issued
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
 and                                                     57             57
             outstanding 5,735,140 in August,
 5,713,526 in February
     Additional paid-in capital                      31,774         31,548
     Retained earnings                                3,980          4,430

       Total stockholders' equity                    35,811         36,035


       Total liabilities and stockholders'          $67,981         59,608
 equity



















    See accompanying notes to interim consolidated financial
                           statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)



                                 13 Weeks Ended         26 Weeks Ended
                              August 2,   August 3,   August 2,  August 3,
                                   1997        1996        1997       1996
                                              (Unaudited)
 Sales                          $26,826      22,391      55,234     46,913

 Costs and expenses:
      Cost  of  goods   sold
 (including occupancy and
           central    buying     18,510      14,343      37,256     30,373
 expenses,   exclusive    of
 items
          shown   separately
 below)

      Selling,  general  and      5,779       4,936      11,413      9,651
 administrative expenses

     Advertising                  2,384       1,448       5,202      3,424

         Depreciation    and        881         646       1,719      1,311
 Amortization

    Interest expense                233          54         394        180

                                 27,787      21,427      55,984     44,939

     Earnings (loss)  before      (961)         964       (750)      1,974
 income taxes

 Provision for income taxes       (384)         386       (300)        790

    Net earnings (loss)       $   (577)         578       (450)      1,184

 Net earnings (loss) per              $         .10       (.08)        .21
 common share                     (.10)
 Weighted average number of
 common shares                5,764,864   5,612,246   5,797,656  5,450,427
    outstanding




















    See accompanying notes to interim consolidated financial
                           statements.

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            26 Weeks     26 Weeks
                                               Ended        Ended
                                           August 2,    August 3,
                                                1997         1996
                                               (Unaudited)
 Common stock:

    Balance, beginning of period                   $
                                                  57           50

    Issuance of 460,000 shares in 1996
                                                   -            4

    Balance, end of period                $       57
                                                               54

 Additional paid-in capital:

    Balance, beginning of period             $31,548       20,572

    Issuance of 460,000 shares in 1996,            -        6,863
 net of issuance costs of $143

    Employee Stock Purchase Plan                              191
                                                 226

    Balance, end of period                 $  31,774       27,626


 Retained earnings:

    Balance, beginning of period           $   4,430        4,677

    Net earnings (loss)                                     1,184
                                               (450)

    Balance, end of period               $     3,980        5,861





















    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            26 Weeks    26 Weeks
                                               Ended       Ended
                                           August 2,   August 3,
                                                1997        1996
                                                  (Unaudited)
 Cash flows from operating activities:
 Net earnings (loss)                              $        1,184
                                              (450)
 Adjustments to reconcile net earnings
 (loss) to net cash
    provided by operating activities:
    Depreciation and amortization             1,719        1,311
    Loss (gain) on sale of assets               (2)          (2)
    Shares issued under employee                226          191
 incentive plan
 Changes in assets and liabilities:
    Decrease (increase) in trade and           (332)          33
 other accounts receivable
    Increase in merchandise inventories      (5,569)     (1,846)
    Decrease in other assets                     220          57
    Decrease (increase) in prepaid              (80)         294
 expenses
    Increase in prepaid income tax             (887)           -
    Increase in accounts payable               1,376         193
    Decrease in income taxes payable           (942)       (471)
    Decrease in accrued expenses
                                             (1,120)       (396)

 Net cash (used in) provided by                              548
 operating activities                       (5,841)

 Cash flows from investing activities:
    Acquisition of property and              (3,898)     (3,929)
 equipment
    Proceeds from disposal of property
 and equipment                                     9          85
    Payment of principal from term loan
 to others                                       258           -

 Net cash used in investing activities                   (3,844)
                                             (3,631)

 Cash flows from financing activities:
    Advances on debt                         25,755       19,137
    Payments of debt                        (16,472)    (22,314)
    Issuance of common stock
                                                  -        6,867

 Net cash provided by financing
 activities                                   9,283        3,690

 Net (decrease) increase in cash and          (189)          394
 cash equivalents
 Cash and cash equivalents at beginning
 of period                                      433            2
 Cash and cash equivalents at end of              $
 period                                         244          396










    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                August 2, 1997 and August 3, 1996
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 2, 1997 and the results of its operations and cash flows for the thirteen week period and twenty-six week periods ended August 2, 1997 and August 3, 1996. The results of operations for the thirteen week period and twenty-six week periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 2,
1997  through  January 31, 1998 has been designated  as  fiscal
1998.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1997 and includes common stock equivalents of 36,299 shares and 150,780 shares for the thirteen week period and 75,007 shares and 145,070 shares for the twenty-six week periods ended August 2, 1997 and August 3, 1996 respectively.

5.   Long-term Debt

      On   July  31, 1997, the Company increased  its  line  of
credit with its bank from $20 million to $21.5 million, through and including September 30, 1997 at which time the maximum amount of the revolving loan will reduce to $20 million.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings:

                                    13 Weeks Ended         26 Weeks Ended
                                August 2,   August 3,    August 2,   August 3,
                                     1997        1996         1997        1996

 Sales                             100.0%      100.0%       100.0%      100.0%

 Cost of goods sold                (69.0)      (64.1)       (67.4)      (64.7)
 Selling, general and              (21.5)      (22.0)       (20.7)      (20.6)
 administrative expenses
 Advertising expense                (8.9)       (6.5)        (9.4)       (7.3)
 Depreciation and amortization      (3.3)       (2.9)        (3.1)       (2.8)
 Interest expense
                                    (0.9)       (0.2)        (0.7)       (0.4)

 Earnings (loss) before income     (3.6)         4.3        (1.3)        4.2
 taxes
 Provision for income taxes                                              (1.7)
                                     1.4        (1.7)         .5

 Net earnings (loss)                                        (0.8)%       2.5%
                                   (2.2)%        2.6%

     The following table reflects the sources of the increases in Company sales for the periods indicated:


                                    13 Weeks Ended         26 Weeks Ended
                                August 2,   August 3,    August 2,   August 3,
                                     1997        1996         1997        1996

 Store sales (000's)                    $      21,192       50,624      43,183
                                   24,995
 Catalog sales (000's)                                                   3,730
                                    1,831       1,199        4,610

 Sales (000's)                          $      22,391       55,234      46,913
                                   26,826

 Total sales growth                 19.8%       17.4%        17.7%       16.2%
 Growth in comparable store        (3.7)%        3.2%      (3.7)%        3.5%
 sales (52 week basis)
 Growth in catalog sales            52.7%     (19.6)%       23.6%      (7.3)%

 Store locations:
 Existing stores                       37          31           36          29
 New stores opened
                                        2           1            3           3
    Total stores at end of
 period                                39          32           39          32

      The opening of new stores, the expansion of existing stores, as well as an increase in catalog sales contributed to total sales growth for the first quarter and second quarter of fiscal 1998 and 1997. Significant increases in catalog sales are the direct result of the Company's controlled expansion of this segment of the business. Comparable store sales declined during the thirteen week period and twenty-six week periods of fiscal 1998 as compared to the same periods of fiscal 1997. The opening of second stores in each of the market areas of Norman, OK; Memphis, TN; Houston, TX and Washington, D.C., in the opinion of management, resulted in a decline in comparable store sales due to a shift of sales from the existing store to the new store. In other locations, management attributes variance in comparable store sales to market conditions, the merchandise offered and personnel changes.

      New stores opened during the prior twelve months, include a 5,083 square foot full-line men's and ladies' store opened in McLean, Virginia (Washington, D.C. metro) in August, 1996 (third quarter); a 5,496 square foot full-line men's and ladies' store opened in Littleton, Colorado (Denver metro) in October, 1996 (third quarter); a 5,857 square foot full-line men's and ladies' store, known as Harold Powell opened in Houston, Texas in November 1996 (third quarter); a 15,521 square foot outlet store opened in Norman, Oklahoma in January, 1997 (fourth quarter); a 6,300 square foot full-line men's and ladies' store opened in Cordova, Tennessee (Memphis metro) in March 1997 (first quarter); a 5,500 square foot full-line men's and ladies' store opened in Wichita, Kansas in May 1997 (second quarter); and a 6,000 square foot full-line men's and ladies' store opened in Columbus, Ohio in July, 1997 (second quarter).

      The Company's gross margin decreased during the thirteen week and twenty-six week periods ending August 2, 1997 compared to the comparable periods in the prior fiscal year. Among the principal factors contributing to the decrease was an increase in aggregate merchandise markdowns due to excessive inventory levels in the Company's stores. The Company has recently employed a new Vice President of Planning to improve inventory planning and control, which may be beneficial to the operating results of the fourth quarter of the current fiscal year.

      Selling, general and administrative expenses decreased as a percentage of sales during the thirteen week period and increased as a percentage of sales during the twenty-six week period ended August 2, 1997 compared to the comparable periods in the prior fiscal year. The increase is primarily the result of an increase in store selling expenses. The Company has recently restructured store level management and has added to its district management team to improve the control of these expenses. Management anticipates incremental monetary increases in selling, general and administrative expenses as a result of the Company's continuing expansion plans.

      Advertising expense including catalog production costs, increased as a percentage of sales during the thirteen week period and twenty-six week periods compared to the comparable periods in the prior fiscal year. This increase was due in part to the promotional efforts to liquidate the excess inventory in the Company's retail stores.

       The average balance on total outstanding debt was $17,516,000 for the second quarter ended August 2, 1997 compared to $7,102,000 for the second quarter of fiscal 1997. This increase in outstanding debt was due primarily to borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases and to provide financial assistance to a major contractor who is instrumental in the Company's design process. Average interest rates on the Company's line of credit were approximately the same for the quarter ended August 2, 1997 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the twenty-six weeks ended August 2, 1997, net cash used in operating activities was $5,841,000 as compared to net cash provided by operating activities of $548,000 for the same period in fiscal 1997. The significant decrease in cash flows from operating activities is partially attributable to an increase of $5,569,000 in the Company's merchandise inventories for the twenty-six weeks ended August 2, 1997, as compared to the same period of fiscal 1997, during which inventories increased by $1,846,000. Management expects the dollar amount of the Company's merchandise inventories to continue to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. In addition, the difference in cash flows from operating activities is partially due to the timing of cash disbursements as reflected in an increase in accounts payable of $1,376,000 for the twenty-six weeks ended August 2, 1997 versus an increase in accounts payable of $193,000 for the prior fiscal year.

      In order to conform with the current year presentation of certain costs associated with new store openings, comparative fiscal 1997 amounts were re-classified from prepaid expenses to capital assets-construction in progress. This change resulted in a decrease in net cash used in operating activities and an increase in net cash used in investing activities in the aggregate amount of $907,000.

      Cash Flows From Investing Activities. For the twenty-six weeks ended August 2, 1997, net cash used in investing activities totaled $3,631,000 compared to $3,844,000 for the same period in fiscal 1997. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the twenty-six weeks ended August 2, 1997, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long term line of credit with its bank, which was increased effective July 10, 1997 to $20 million. On July 31, 1997, the Company increased this line of credit from $20 million to $21.5 million, through and including September 30, 1997 at which time the maximum amount of the revolving loan will reduce to $20 million. This line had an average balance outstanding of $15,283,000 and $7,511,000 for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. During the twenty-six weeks ended August 2, 1997, this line of credit had a high balance of $20,000,000 and a 19,555,000 balance as of August 2, 1997. The balance as of September 12, 1997 was $21,442,000.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             February    August 2,    August 3,
                              1, 1997         1997         1996

 Working capital (000's)      $28,016      $35,236      $25,292
 Current ratio                 3.57:1       4.40:1       4.66:1
 Ratio of working capital       .47:1        .52:1        .54:1
 to total assets
 Ratio of total debt to         .35:1        .61:1        .19:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient to meet its operating needs and capital requirements in the foreseeable future.

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


                             PART II

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Shareholders of the Company was held on June 20, 1997. The following matters were submitted to a vote of the Company's shareholders:

     1. The election of eleven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

        Director                      Votes For       Votes Withheld

        Harold G. Powell              4,530,111             15

        Rebecca Powell Casey          4,530,096             30

        H. Rainey Powell              4,530,111             15

        Kenneth C. Row                4,527,690            2,436

        James R. Agar                 4,527,675            2,451

        Michael T. Casey              4,530,096             30

        Robert B. Cullum, Jr.         4,527,630            2,496

        Lisa Powell Hunt              4,530,096             30

        W. Howard Lester              4,527,690            2,436

        Gary C. Rawlinson             4,527,690            2,436

        William F. Weitzel            4,527,630            2,496





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

No.                    Description                   Pag
                                                      e

10.  Third  Amended  and Restated  Credit  Agreement
 1   dated  April  24, 1997 between  Registrant  and N/A
     Boatment's  National Bank of Oklahoma.
10.  Fourth  Amended  and Restated Credit  Agreement
 2   dated  June  25,  1997 between  Registrant  and N/A
     Boatment's  Naitonal Bank of Oklahoma.
10.  Fifth  Amended  and Restated  Credit  Agreement
 3   dated  July  10,  1997 between  Registrant  and N/A
     Boatment's Naitonal Bank of Oklahoma.
10.  Sixth  Amended  and Restated  Credit  Agreement
 4   dated  July  31,  1997 between  Registrant  and N/A
     NationsBank of Oklahoma.
27.  Financial Data Schedule                         N/A
 1


     (b)  Reports on Form 8-K; There were no reports on Form 8-
K  filed by the Company during the fiscal quarter ended  August
2, 1997.


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


Date:     September 17, 1997



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

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

I. Definitions. The definition of "Corporate Base Rate" in the Agreement is hereby deleted and the definitions of "Agreement," "Borrowing Base," "LIBOR Rate," "Maximum Revolving Facility" and "Revolving Loan Note" in the Agreement are hereby amended in their entirety as follows:

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

I. Interest. Section 2.4 of the Agreement is hereby amended in its entirety as follows:

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

I. Notices. Section 9.12 of the Agreement is hereby amended in its entirety as follows:

     A. Notices. Except as otherwise expressly provided herein, any notice required or desired to be served, given or delivered hereunder shall be in writing, shall be addressed to the Person to be notified as follows (or to such other address or addresses as may hereafter be furnished in writing by the Person to be notified):

(a)                      If to the Lender at:

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

(a)                      If to the Borrower at:

               Harold's Stores, Inc.
               765 Asp
               P. O. Box 2970
               Norman, Oklahoma   73070
               Attention:  H. Rainey Powell, President
                           and Chief Operating Officer

I. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

I. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Financing Agreements.

I.             Miscellaneous.

     A. Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Financing Agreements are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

     A. Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

     A. Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.
     IN WITNESS WHEREOF, Borrower and the Lender have caused this Amendment to be duly executed effective the date and year first above written.

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":                 BOATMEN'S
                              NATIONAL BANK OF OKLAHOMA, formerly
                              Boatmen's  First National  Bank  of
                              Oklahoma


                              By:
                                 Beverly B. Perri, Vice President



                       FOURTH AMENDMENT TO
          SECOND AMENDED AND RESTATED CREDIT AGREEMENT

      THIS FOURTH AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective June 25, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and BOATMEN'S NATIONAL BANK OF OKLAHOMA, formerly Boatmen's First National Bank of Oklahoma ("Lender").


                      W I T N E S S E T H:

      WHEREAS, Borrower and Lender have entered into a Second Amended and Restated Credit Agreement dated February 28, 1996, as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996 and a Third Amendment dated April 24, 1997 (as amended, the "Agreement");

      WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to increase the Revolving Loan from a maximum amount of Seventeen Million Dollars ($17,000,000.00) to Eighteen Million Dollars ($18,000,000.00) and to extend the maturity date thereof until June 30, 1999; and

     WHEREAS, Lender is willing to amend the Agreement to provide for such increase in the maximum amount of the Revolving Loan and extension of the maturity date upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

I.              Definitions.   The  definitions  of  "Agreement,"
"Borrowing  Base,"  "Maximum Revolving Facility"  and  "Revolving
Loan Note" in the Agreement are hereby amended in their entirety as follows:

           "Agreement" shall mean that certain Second Amended and Restated Credit Agreement dated February 28, 1996 between Borrower and Lender as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997 and a Fourth Amendment dated June 25, 1997.

           "Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, and (ii) fifty percent (50%) of Eligible Inventory not to exceed $18,000,000.00, as reflected in the most current Monthly Report less all Letters of Credit.

           "Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of loans to be made to the Borrower and Letters of Credit issued pursuant to Section 2. The Maximum Revolving Facility shall be Eighteen Million Dollars ($18,000,000.00).
           "Revolving Loan Note" shall mean that certain Tenth Amended and Restated Revolving Note executed by the Borrower substantially in the form of Exhibit "A" attached to the Fourth Amendment to this Agreement, dated the effective date of such Fourth Amendment, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

I. Extension of Maturity Date. Sections 2.7 and 2.8 of the Agreement are hereby amended in their entirety as follows:

           2.7 Term of this Agreement. This Agreement shall terminate on June 30, 1999, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such termination until all of the Liabilities under this Agreement and the other Financing Agreements have been paid in full. In addition, this Agreement may be terminated as set forth in Section 7. Upon the effective date of termi nation of the Revolving Loan, all of the Liabilities shall become immediately due and payable without notice or demand; provided, however, that if such termination is by reason of an event specified in Section 8, all of the Liabilities shall become immediately due and payable at such time without notice or demand.

           2.8 Letters of Credit. (i) Lender agrees to extend credit to Borrower at any time and from time to time by issuing, extending, re-issuing or amending Letters of Credit pursuant to the executed Letter of Credit Agreements. (ii) Each of the Letters of Credit shall (a) be issued by Lender,
     (b) contain such terms and provisions as required by Lender, including payment of customary fees, (c) be for the account of Borrower in favor of a beneficiary reasonably acceptable to Lender, (d) expire not later than the expiration date set forth respectively in each Letter of Credit, which in the case of commercial Letters of Credit shall not be more than one hundred eighty (180) days from the date of issuance, unless prior approval of Lender is obtained for a longer period, but in no event shall any commercial Letter of Credit have an expiration date beyond September 30, 1999.

I. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

I. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Financing Agreements.

I.             Miscellaneous.

     A. Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Financing Agreements are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

     A. Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

     A. Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties have executed this Amendment effective the date shown above.

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":                 BOATMEN'S
                              NATIONAL BANK OF OKLAHOMA, formerly
                              Boatmen's  First National  Bank  of
                              Oklahoma


                              By:
                                 Beverly B. Perri, Vice President


                       FIFTH AMENDMENT TO
          SECOND AMENDED AND RESTATED CREDIT AGREEMENT

      THIS FIFTH AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective July 10, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and BOATMEN'S NATIONAL BANK OF OKLAHOMA, formerly Boatmen's First National Bank of Oklahoma ("Lender").


                      W I T N E S S E T H:

      WHEREAS, Borrower and Lender have entered into a Second Amended and Restated Credit Agreement dated February 28, 1996, as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997 and a Fourth Amendment dated June 25, 1997 (as amended, the "Agreement");

      WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to increase the Revolving Loan from a maximum amount of Eighteen Million Dollars ($18,000,000.00) to Twenty Million Dollars ($20,000,000.00); and

     WHEREAS, Lender is willing to amend the Agreement to provide for such increase in the maximum amount of the Revolving Loan upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

I.              Definitions.   The  definitions  of  "Agreement,"
"Maximum  Revolving Facility" and "Revolving Loan  Note"  in  the
Agreement are hereby amended in their entirety as follows:

           "Agreement" shall mean that certain Second Amended and Restated Credit Agreement dated February 28, 1996 between Borrower and Lender as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997, a Fourth Amendment dated June 25, 1997 and a Fifth Amendment dated July 10, 1997.

           "Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of loans to be made to the Borrower and Letters of Credit issued pursuant to Section 2. The Maximum Revolving Facility shall be Twenty Million Dollars ($20,000,000.00).

           "Revolving Loan Note" shall mean that certain Eleventh Amended and Restated Revolving Note executed by the Borrower substantially in the form of Exhibit "A" attached to the Fifth Amendment to this Agreement, dated the effective date
     of                         such                        Fifth
     Amendment, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

I. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

I. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Financing Agreements.

I.             Miscellaneous.

     A. Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Financing Agreements are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

     A. Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

     A. Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties have executed this Amendment effective the date shown above.

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":                 BOATMEN'S
                              NATIONAL BANK OF OKLAHOMA, formerly
                              Boatmen's  First National  Bank  of
                              Oklahoma


                              By:
                                 Beverly B. Perri, Vice President


                        SIXTH AMENDMENT TO
          SECOND AMENDED AND RESTATED CREDIT AGREEMENT

      THIS SIXTH AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective July 31, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A., successor by merger to Boatmen's National Bank of Oklahoma ("Lender").


                      W I T N E S S E T H:

      WHEREAS, Borrower and Lender have entered into a Second Amended and Restated Credit Agreement dated February 28, 1996, as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997, a Fourth Amendment dated June 25, 1997 and a Fifth Amendment dated July 10, 1997 (as amended, the "Agreement");

      WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to increase the Revolving Loan from a maximum amount of Twenty Million Dollars ($20,000,000.00) to Twenty-One Million Five Hundred Thousand Dollars ($21,500,000.00) through and including September 30, 1997, after which time the maximum amount of the Revolving Loan would reduce to $20,000,000.00; and

     WHEREAS, Lender is willing to amend the Agreement to provide for such increase in the maximum amount of the Revolving Loan upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

I.              Loan  Agreement Definitions.  The definitions  of
"Agreement," "Borrowing Base," "Maximum Revolving Facility"   and
"Revolving Loan Note" in the Agreement are hereby amended in their entirety as follows:

           "Agreement" shall mean that certain Second Amended and Restated Credit Agreement dated February 28, 1996 between Borrower and Lender as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997, a Fourth Amendment dated June 25, 1997, a Fifth Amendment dated July 10, 1997
     and a Sixth Amendment dated July     , 1997.

           "Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, and (ii) sixty percent (60%) of Eligible Inventory not to exceed $21,500,000.00 through and including September 30, 1997, and fifty percent (50%) of Eligible Inventory not to exceed $20,000,000.00 beginning October 1, 1997, as reflected in the most current Monthly Report less all Letters of Credit.

           "Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of loans to be made to the Borrower and Letters of Credit issued pursuant to Section 2. The Maximum Revolving Facility shall be Twenty-One Million Five Hundred Thousand Dollars ($21,500,000.00) through and including September 30, 1997 and Twenty Million Dollars ($20,000,000.00) beginning October 1, 1997.

           "Revolving Loan Note" shall mean that certain Twelfth Amended and Restated Reducing Revolving Note executed by the Borrower substantially in the form of Exhibit "A" attached to the Sixth Amendment to this Agreement, dated the effective date of such Sixth Amendment, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

I.              Reporting and Eligibility Requirements.  Sections
3.1 and 3.2 of the Agreement are hereby deleted in their entirety and replaced by the following:

          3.1 Monthly Reports. The Borrower shall submit to the Lender, not later than the twenty-fifth (25th) day following the end of each month, a monthly report ("Monthly Report"), accompanied by a Borrowing Base certificate in the form attached to the Sixth Amendment to this Agreement as Exhibit "B", which shall be signed by the President, chief financial officer or other authorized officer of the Borrower. Each Monthly Report shall include, as of the closing day for the preceding month: (i) a summary aged trial balance of Accounts for the Borrower ("Accounts Trial Balance"); (ii) calculations of the current Borrowing Base; (iii) the amount of the outstanding principal balance of the Liabilities; and
     (iv) a representation by the Borrower that no Default or Event of Default occurred during such month or, if a Default or Event of Default has occurred during such month, a description of such Default or Event of Default and of the actions the Borrower has taken or intends to take to cure the same. Upon Lender's request therefor, the Borrower shall furnish with such specificity as is satisfactory to Lender, concerning matters included, described or referred to in the Monthly Reports and any other documents in connection therewith requested by Lender including, without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with the Accounts. The Monthly Reports shall contain such additional information as Lender may reasonably require.

           3.2 Quarterly Reports. The Borrower shall submit to the Lender not later than the forty-fifth (45th) day following the end of each fiscal quarter and shall be accompanied by the Quarterly Borrowing Base and Compliance Certificate (the "Quarterly Report") in the form attached to the Sixth Amendment to this Agreement as Exhibit "C". Each Quarterly Report shall include, as of the closing day of the preceding fiscal quarter: (i) calculations of the current Borrowing Base; (ii) the quarterly itemization of Inventory described in Section 3.7; and (iii) evidence satisfactory to Lender that each of the covenants set forth in Section 6.9 has been complied with during such quarter.


      3. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

      4. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Financing Agreements.

     5.   Miscellaneous.

           5.1. Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Financing Agreements are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

          5.2 Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

           5.3 Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties have executed this Amendment effective the date shown above.

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":
                              NATIONSBANK, N.A.


                              By:
                                   Kelly H. Sachs, Vice President