Form 10-Q
period 1997-11-01
HAROLDS STORES INC
filed 1997-12-16
CIK 818682

1

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




     For the quarterly period ended                Commission File No. 1-
            November 1, 1997                                10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405)329-4045
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

As of December 8, 1997, the registrant had 5,749,627 shares of Common Stock outstanding.

              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
              For the Period Ended November 1, 1997

Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

Consolidated  Balance  Sheets - November 1,1997  (unaudited)  and
February 1, 1997                                     3

Consolidated Statements of Earnings -
      Thirteen Weeks and Thirty-nine Weeks ended November 1, 1997
(unaudited)
               and November 2, 1996 (unaudited)                           5

Consolidated Statements of Stockholders' Equity -
      Thirty-nine  Weeks ended November 1, 1997  (unaudited)  and
November 2, 1996(unaudited)                                               6

Consolidated Statements of Cash Flows -
      Thirty-nine  Weeks ended November 1, 1997  (unaudited)  and
November 2, 1996(unaudited)
                                                                          7

Notes to Interim Consolidated Financial Statements                        8

      Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       9

Part II - OTHER INFORMATION

     Item  6.  Exhibits and Reports on Form 8-K                          12

     Signature                                                           13
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              November 1,    February 1,
                                                     1997           1997
                                               (unaudited)
 Current Assets:

    Cash and cash equivalents                         $16            433
    Trade accounts receivable, less
 allowance                                          6,977          5,476
        for doubtful accounts of $226 in
 1998 & $215 in 1997
    Other receivables                                 771            673
    Merchandise inventories                        37,103         28,544
    Prepaid expenses                                2,659          2,174
    Prepaid income tax                                751              -
    Deferred income taxes
                                                    1,615          1,615

    Total current assets
                                                   49,892         38,915

 Property and equipment, at cost                   27,571         25,001
 Less accumulated depreciation and
 amortization                                      (9,685)       (7,897)

    Net property and equipment
                                                   17,886         17,104

 Other receivables, non current                     2,211          2,603
 Other assets
                                                      322            986

    Total assets                                  $70,311         59,608
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                November 1,  February 1,
                                                       1997         1997
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt               $259          110
    Accounts payable                                 10,209        6,668
    Redeemable gift certificates                        674          923
    Accrued bonuses and payroll expenses              1,509        1,958
    Accrued rent expense                                164          298
    Income taxes payable
                                                          -          942

           Total current liabilities
                                                     12,815       10,899

 Long-term debt, net of current maturities           21,291       12,528
 Deferred income taxes                                  146          146



 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -            -
 issued
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
 and                                                     57           57
             outstanding 5,745,706 in November
 and 5,713,526 in February
     Additional paid-in capital                      31,858       31,548
     Retained earnings
                                                      4,144        4,430

       Total stockholders' equity
                                                     36,059       36,035


       Total liabilities and stockholders'          $70,311       59,608
 equity

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)


                                 13 Weeks Ended             39 Weeks Ended
                             November 1,  November 2,  November 1,     November
                                    1997         1996         1997      2, 1996
                                                (unaudited)

Sales                            $31,979       29,397       87,214       76,310

Costs and expenses:
    Cost  of  goods   sold
(including occupancy and
         central    buying        22,440       18,885       59,696       49,258
expenses,   exclusive   of
items
        shown   separately
below)

    Selling,  general  and         6,050        5,812       17,464       15,463
administrative expenses

  Advertising                      2,018        2,070        7,220        5,494

  Depreciation and                   884          690        2,603        2,001
Amortization

  Interest expense, net
                                     314           34          708          214


                                  31,706       27,491       87,691       72,430

Earnings   (loss)   before           273        1,906        (477)        3,880
income taxes

Provision for income taxes
                                     109          762        (191)        1,552

Net earnings (loss)
                                     164        1,144        (286)        2,328

Net earnings (loss) per
common share                         .03          .20        (.05)          .41

Weighted average number of
common shares
   outstanding                 5,748,837    5,840,163    5,728,541    5,602,946

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)



                                               39 Weeks Ended
                                           November 1,     November 2,
                                                  1997           1996
                                                     (unaudited)
 Common stock:

    Balance, beginning of period                   $57          50

    Issuance of 460,000 shares in 1997
                                                     -           4

    Balance, end of period                         $57          54

 Additional paid-in capital:

    Balance, beginning of period               $31,548
                                                            20,572

     Issuance of 460,000 shares in 1997,             -       6,860
 net of issuance costs of $143

     Employee Stock Purchase Plan
                                                   310         268

    Balance, end of period                     $31,858      27,700



 Retained earnings:

    Balance, beginning of period                $4,430      4,677


    Net earnings (loss)
                                                 (286)       2,328

    Balance, end of period                      $4,144       7,005



             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                             39 Weeks    39 Weeks
                                                Ended       Ended
                                          November 1,    November 2,
                                                 1997          1996
                                                   (unaudited)
 Cash flows from operating
 activities:
    Net earnings (loss)                        $(286)       2,328
    Adjustments to reconcile net
 earnings (loss) to net cash
       provided by operating
 activities:
         Depreciation and                      2,603        2,001
 amortization
         Gain on sale of assets                   (2)          -
         Shares issued under                     310          268
 employee incentive plan
         Changes in assets and
 liabilities:
         Increase in trade and                (1,599)     (1,349)
 other accounts receivable
         Increase in merchandise              (8,559)     (8,115)
 inventories
         Decrease (increase) in                  664        (449)
 other assets
         Increase in prepaid                    (485)       (174)
 expenses
         Increase in prepaid                    (751)           -
 income tax
         Increase in accounts                  3,541        4,197
 payable
         Decrease in income taxes               (942)       (470)
 payable
         Increase (decrease) in
 accrued expenses                               (832)         133

    Net cash used in operating
 activities                                   (6,338)     (1,630)

    Cash flows from investing
 activities:
        Acquisition of property               (3,392)     (6,067)
 and equipment
        Proceeds from disposal of                  9           91
 property and equipment
        Payment of principal from
 term loan to others                             392            -

    Net cash used in investing                (2,991)     (5,976)
 activities

    Cash flows from financing
 activities:
        Advances on debt                      35,096       31,417
        Payments on debt                     (26,184)    (30,402)
        Issuance of common stock
                                                   -        6,864

   Net cash provided by financing
 activities                                    8,912        7,879

   Net increase (decrease) in cash              (417)         273
 and cash equivalents
   Cash and cash equivalents at
 beginning of period                             433            2
   Cash and cash equivalents at                  $16          275
 end of period
             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              November 1, 1997 and November 2, 1996
                           (Unaudited)

1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of November 1, 1997 and the results of its operations and cash flows for the thirteen week period and thirty-nine week periods ended November 1, 1997 and November 2, 1996. The results of operations for the thirteen week period and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

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

4.   Net Earnings Per Common Share

      Net earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1997 and includes common stock equivalents. The common stock equivalents for the thirteen week period ended November 1, 1997 and November 2, 1996 were 8,513 shares and 131,283 shares, respectively. There were no common stock equivalents for the thirty-nine week period ended November 1, 1997 compared to 140,684 shares for the thirty-nine week period ended November 2, 1996.

5.   Long-term Debt

     The Company has available a line of credit with its bank, which was increased effective September 30, 1997 from $20 million to $21.5 million, through and including November 30, 1997, at which time the maximum amount of the line of credit will reduce to $19 million, maturing on June 30, 1999. During the thirty-nine weeks ended November 1, 1997, the Company obtained (i) a term note in the amount of $2,340,792 and (ii) a revolving note in the amount of $3 million, each maturing on June 30, 1999.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                            13 Weeks Ended              39 Weeks Ended
                         November   November 2,    November 1,   November 2,
                         1, 1997        1996          1997           1996

Sales                       100.0%        100.0%         100.0%        100.0%

Cost of good sold          (70.2)         (64.2)         (68.4)        (64.5)
Selling, general and
administrative             (18.9)         (19.8)         (20.0)        (20.3)
    expenses
Advertising expense         (6.3)          (7.1)          (8.3)         (7.2)
Depreciation and            (2.8)          (2.3)          (3.0)         (2.6)
amortization
Interest expense, net
                            (0.9)          (0.1)          (0.8)         (0.3)

Earnings (loss)               0.9            6.5         (0.5)          5.1
before income taxes
Provision for income
taxes                       (0.4)          (2.6)           0.2        (2.0)

Net earnings (loss)                         3.9%
                             0.5%                        (0.3)%        3.1%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                           13 Weeks Ended               39 Weeks Ended
                      November 1,  November 2,    November 1,    November 2,
                         1997          1996           1997          1996

Store sales (000's)     $ 29,558         27,114          80,183        70,297
Catalog sales                                                           6,013
(000's)                    2,421          2,283           7,031

Net sales (000's)        $31,979         29,397          87,214        76,310

Total sales growth           8.8%         15.7%           14.3%         16.0%
Growth in comparable
store sales                (5.7)%         0.0%          (4.5)%          2.2%
     (52 week basis)
Growth in catalog            6.0%       (11.7)%          16.9%        (9.0)%
sales

Store locations:
Existing stores               39             32              36            29
New stores opened
                               2              3               5             6
   Total stores at
end of period                 41             35              41            35

     The opening of new stores, the expansion of existing stores, as well as an increase in catalog sales contributed to total sales growth for the third quarter and thirty-nine week periods of fiscal 1998 and 1997. Comparable store sales declined during the thirteen week period and thirty-nine week periods of fiscal 1998 as compared to the same periods of fiscal 1997. The opening of second stores in each of the market areas of Birmingham, AL; Norman, OK; Memphis, TN; Houston, TX and Washington, D.C., in the opinion of management, resulted in a decline in comparable store sales of existing stores located in the new store trade area. In other locations, management attributes the decline in comparable store sales to merchandise and personnel problems.

      New stores opened during the prior twelve months, include a 15,521 square foot outlet store opened in Norman, Oklahoma in January, 1997 (fourth quarter); a 6,300 square foot full-line men's and ladies' store opened in Wolfchase Galleria in Cordova, Tennessee (Memphis metro) in March 1997 (first quarter); a 5,500 square foot full-line men's and ladies' store opened in Wichita, Kansas in May 1997 (second quarter); a 6,000 square foot full-line men's and ladies' store opened in Columbus, Ohio in July, 1997 (second quarter); a 5,000 square foot full-line men's and ladies' store opened in Richmond, Virginia and a 5,500 square foot full-line men's and ladies' store opened in Birmingham, Alabama in October, 1997 (third quarter).

      The Company's gross margin decreased during the thirteen week period and thirty-nine week periods ended November 1, 1997 compared to the same periods in the prior fiscal year. This decrease is primarily the result of additional markdowns in inventory related to the excess inventory that resulted from lower than anticipated sales. Merchandise inventories are valued at the lower of cost or market using the retail method of accounting.

     Selling, general and administrative expenses decreased as a percentage of sales during the thirteen week period and thirty-nine week periods ended November 1, 1997 compared to the same periods in the prior fiscal year. The decrease is due to an improvement in store selling expenses.

      Advertising expense (including catalog production costs) decreased as a percentage of sales during the thirteen week period and increased for the thirty-nine week period ended November 1, 1997 compared to the same period in the prior fiscal year. The decrease for the thirteen week period was due to lower catalog production costs resulting from the Company's efforts to control the expansion of this segment of the business. The cumulative increase for the thirty-nine week period was due in part to the promotional efforts to liquidate the excess inventory in the Company's retail stores during the first half of fiscal 1998.

       The average balance on total outstanding debt was $19,304,000 compared to $8,134,000 for the first thirty-nine weeks of fiscal 1998 and fiscal 1997, respectively. This increase in outstanding debt was due to borrowings under the Company's line of credit to finance inventory purchases, store expansion, remodeling and equipment purchases. Average interest rates on the Company's line of credit were approximately the same in both the current and prior fiscal years. Total interest expense before capitalization for product development costs for the thirteen weeks ended November 1, 1997 was $440,000 compared to $139,000 for the same period ended November 2, 1996, and was $1,110,000 for the thirty-nine weeks ended November 1, 1997 compared to $479,000 for the same period in fiscal 1996. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the thirty-nine weeks ended November 1, 1997, net cash used in operating activities was $6,338,000 as compared to $1,630,000 for the same period in fiscal 1997. The difference in cash flows from operating activities between the fiscal periods is partially due to (i) a net loss from operations of $286,000 compared to net earnings of $2,328,000 for the same period in fiscal 1997,
(ii) an increase of $8,559,000 in the Company's merchandise inventories as compared to an increase of $8,115,000 during the same period of fiscal 1997, (iii) a decrease of $832,000 in accrued expenses compared to an increase of $133,000 during fiscal 1997 and (iv) an increase in accounts payable of $3,541,000 compared to an increase in accounts payable of $4,197,000 for the same period in fiscal 1997.

      Management  expects  the  dollar amount  of  the  Company's
merchandise  inventories  to  continue  to  increase   with   the
expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable and that period-to-
period   differences  in  timing  of  inventory   purchases   and
deliveries will affect comparability of cash flows from operating activities.

      In order to conform with the current year presentation of certain costs associated with new store openings, comparative fiscal 1997 amounts were re-classified from prepaid expenses to acquisition of property and equipment. This change resulted in a decrease in net cash used in operating activities and an increase in net cash used in investing activities in the aggregate amount of $1,398,000.

      Cash Flows From Investing Activities. For the thirty-nine weeks ended November 1, 1997, net cash used in investing activities totaled $2,991,000 compared to $5,976,000 for the same period in fiscal 1997. The reduction in capital expenditures is primarily the result of the expansion of the distribution center during fiscal 1997. Capital expenditures were invested in new stores, and remodeling and equipment in existing operations.

      Cash Flows From Financing Activities. During the thirty-nine weeks ended November 1, 1997, the Company made periodic borrowings under its revolving credit facility (described below) to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a line of credit with its bank, which was increased effective September 30, 1997 from $20 million to $21.5 million, through and including November 30, 1997, at which time the maximum amount of the line of credit will reduce to $19 million, maturing on June 30, 1999. This line had an average balance of $17,037,000 and $6,961,000 for the first thirty-nine weeks of fiscal 1998 and 1997, respectively. The balance of this line of credit on December 8, 1997 was $16,714,000. During the thirty-nine weeks ended November 1, 1997, the Company obtained (i) a term note in the amount of $2,340,792, and (ii) a revolving note in the amount of $3 million, each maturing on June 30, 1999.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              February    November 1,  November 2,
                               1, 1997           1997         1996

 Working capital (000's)       $28,016        $37,077      $29,243
 Current ratio                  3.57:1         3.89:1       3.56:1
 Ratio of working capital        .47:1          .53:1        .51:1
 to total assets
 Ratio of total debt to          .35:1          .60:1        .31:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient to meet its operating and capital requirements in the forseeable future.

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


                             Part II


Item 6.        Exhibits and Reports on Form 8-K.

            (a)   Exhibits.   See  Exhibits  Index  immediately
preceding exhibits.


            10.5 Seventh Amendment to Second Amended and Restated Credit Agreement dated September 30, 1997 between Registrant and NationsBank.

            10.6 Third Amended and Restated Credit Agreement dated November 10, 1997 between Registrant and NationsBank.

            27.1  Financial Data Schedule.

           (b)   Reports  on  Form 8-K.  The Company  filed  no
reports on Form 8-K during                   the quarter  ended
November 1, 1997.




                            SIGNATURE

      Pursuant  to the requirements of the Securities  Exchange
Act  of 1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned,  hereunto   duly
authorized.


                      HAROLD'S STORES, INC.


                     By:/s/H. Rainey Powell
                        H. Rainey Powell
              President and Chief Financial Officer



Date: December 16, 1997












                      SEVENTH AMENDMENT TO
          SECOND AMENDED AND RESTATED CREDIT AGREEMENT

     THIS SEVENTH AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective September 30, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender").


                      W I T N E S S E T H:

      WHEREAS, Borrower and Lender have entered into a Second Amended and Restated Credit Agreement dated February 28, 1996, as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997, a Fourth Amendment dated June 25, 1997, a Fifth Amendment dated July 10, 1997 and a Sixth Amendment dated July 31, 1997 (as amended, the "Agreement");

      WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to extend the date through and including which the Maximum Revolving Facility shall be Twenty-One Million Five Hundred Thousand Dollars ($21,500,000.00) from September 30, 1997 to November 30, 1997, after which time the Maximum Revolving Facility would reduce to $19,000,000.00; and

      WHEREAS, Lender is willing to amend the Agreement to extend the maturity date of the Revolving Loan upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

I.              Loan  Agreement Definitions.  The definitions  of
"Agreement," "Borrowing Base," "Maximum Revolving Facility"   and
"Revolving Loan Note" in the Agreement are hereby amended in their entirety as follows:

           "Agreement" shall mean that certain Second Amended and Restated Credit Agreement dated February 28, 1996 between Borrower and Lender as amended by a First Amendment dated June 28, 1996, a Second Amendment dated November 6, 1996, a Third Amendment dated April 24, 1997, a Fourth Amendment dated June 25, 1997, a Fifth Amendment dated July 10, 1997, a Sixth Amendment dated July 31, 1997 and a Seventh Amendment dated September 30, 1997.

           "Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, and (ii) sixty percent (60%) of Eligible Inventory not to exceed $21,500,000.00 through and including November 30, 1997, and fifty percent (50%) of Eligible Inventory not to exceed $19,000,000.00 beginning December 1, 1997, as reflected in the most current Monthly Report less all Letters of Credit.

           "Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of loans to be made to the Borrower and Letters of Credit issued pursuant to Section 2. The Maximum Revolving Facility shall be Twenty-One Million Five Hundred Thousand Dollars ($21,500,000.00) through and including November 30, 1997 and Nineteen Million Dollars ($19,000,000.00) beginning December 1, 1997.

            "Revolving Loan Note" shall mean that certain Thirteenth Amended and Restated Reducing Revolving Note executed by the Borrower substantially in the form of
     Exhibit "A" attached to the Seventh Amendment to this Agreement, dated the effective date of such Seventh Amendment, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

I.              Reporting and Eligibility Requirements.  Sections
3.1 and 3.2 of the Agreement are hereby deleted in their entirety and replaced by the following:

          3.1 Monthly Reports. The Borrower shall submit to the Lender, not later than the twenty-fifth (25th) day following the end of each month, a monthly report ("Monthly Report"), accompanied by a Borrowing Base certificate in the form attached to the Seventh Amendment to this Agreement as Exhibit "B", which shall be signed by the President, chief financial officer or other authorized officer of the Borrower. Each Monthly Report shall include, as of the closing day for the preceding month: (i) a summary aged trial balance of Accounts for the Borrower ("Accounts Trial Balance"); (ii) calculations of the current Borrowing Base;
     (iii) the amount of the outstanding principal balance of the Liabilities; and (iv) a representation by the Borrower that no Default or Event of Default occurred during such month or, if a Default or Event of Default has occurred during such month, a description of such Default or Event of Default and of the actions the Borrower has taken or intends to take to cure the same. Upon Lender's request therefor, the Borrower shall furnish with such specificity as is satisfactory to Lender, concerning matters included, described or referred to in the Monthly Reports and any other documents in connection therewith requested by Lender including, without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with the Accounts. The Monthly Reports shall contain such additional information as Lender may reasonably require.

           3.2 Quarterly Reports. The Borrower shall submit to the Lender not later than the forty-fifth (45th) day following the end of each fiscal quarter and shall be accompanied by the Quarterly Borrowing Base and Compliance Certificate (the "Quarterly Report") in the form attached to the Seventh Amendment to this Agreement as Exhibit "C". Each Quarterly Report shall include, as of the closing day of the preceding fiscal quarter: (i) calculations of the current Borrowing Base; (ii) the quarterly itemization of Inventory described in Section 3.7; and (iii) evidence satisfactory to Lender that each of the covenants set forth in Section 6.9 has been complied with during such quarter.


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

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":
                              NATIONSBANK, N.A.


                              By:
                                   Kelly H. Sachs, Vice President



           THIRD AMENDED AND RESTATED CREDIT AGREEMENT


       THIS   THIRD   AMENDED  AND  RESTATED   CREDIT   AGREEMENT
("Agreement") is entered into effective the 10th day of November,
1997,   by   HAROLD'S   STORES,  INC.  an  Oklahoma   corporation
("Borrower"), and NATIONSBANK, N.A. ("Lender").

                      W I T N E S S E T H:

      WHEREAS, pursuant to the terms and conditions of that certain Second Amended and Restated Credit Agreement by and between Borrower and Lender dated February 28, 1996 as most recently amended by a Seventh Amendment to Second Amended and Restated Credit Agreement dated effective September 30, 1997 (as amended, the "Original Agreement"), Borrower agreed to borrow up to the aggregate principal amount of $21,500,000.00 from Lender on a revolving loan basis (the "Original Revolving Loan");

     WHEREAS, Borrower has requested an extension of the maturity date of the Original Revolving Loan, which is to be used for working capital purposes, and has requested additional loans for other purposes; and

      WHEREAS, Lender is willing to extend the maturity date of the Original Revolving Loan and to make the additional loans to Borrower upon the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the terms and conditions contained herein, and of any loans or extensions of credit hereto fore, now or hereafter made to or for the benefit of Borrower by Lender, the parties hereto hereby agree as follows:

I.   DEFINITIONS.

      1.1 General Terms. When used herein, the following terms shall have the following meanings:

           "Accounts" shall mean all present and future rights of Borrower and each of the Harold's Subsidiaries to payment for retail services rendered or retail Goods sold, purchased or leased, which are not evidenced by Instruments or Chattel Paper, and whether or not they have been earned by performance, including Accounts owned by Borrower or any of the Harold's Subsidiaries doing business under any other name.

           "Account Debtor" shall mean the party who is obligated on or under an Account.

            "Accounts Trial Balance" shall have the meaning assigned to that term in Section 3.1.

           "Affiliate" shall mean any Person (a) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control of Borrower,
     (b) that directly or beneficially owns or holds 5% or more of any class of the voting stock of Borrower, or (c) 5% or more of whose voting stock (or in the case of a person which is not a corporation, 5% or more of the equity interest) is owned directly or beneficially or held by Borrower.

           "Agreement" shall mean this Third Amended and Restated
     Credit Agreement dated November 10, 1997.

          "Bober" shall mean Franklin I. Bober.

           "Business Day" shall mean any day of the year on which banks are not required or authorized to close in Oklahoma
     City, Oklahoma.

          "Cash Collateral" shall mean the certificate of deposit in the name of CMT in the amount of $339,558.00 issued by Chase as security for the Chase Letter of Credit.

          "Cash Equivalent Investments" shall mean (i) short-term direct obligations of the United States Government, (ii) readily marketable commercial paper rated A1 or better by Standard & Poor's Corporation (or a similar rating by a similar organization which rates commercial paper), (iii) federally insured negotiable certificates of deposit or bankers acceptances, payable to the order of Borrower or to bearer, issued by one or more commercial banks or trust companies operating in the United States and (iv) cash deposits maintained by Borrower at Lender.

          "Chase" shall mean The Chase Manhattan Bank, a New York corporation.

           "Chase Letter of Credit" shall mean the letter of credit secured by the Cash Collateral and issued by Chase to Shinyei Corporation of America, as beneficiary, for the account of CMT.

           "Chattel Paper" shall mean a writing or writings which evidence both a monetary obligation and a security interest in or a lease of specific goods. The transaction is evidenced by both such a security agreement or a lease and by an Instrument or series of Instruments, a group of writings taken together constitutes Chattel Paper.

           "CMT" shall mean CMT Enterprises Inc., a New York corporation.

           "CMT Loan" shall mean the loan in the original principal amount of $2,750,000.00 made by Borrower to CMT pursuant to the CMT Loan Documents.

           "CMT Loan Assignments" shall mean the Collateral Assignment and Security Agreement in the form of attached Exhibit "H" and such other collateral assignments, endorsements, assignments, UCC-1s or other instruments as shall be reasonably required by Lender whereby Lender is assigned and granted a first priority security interest in all right, title and interest of Borrower in and to the CMT Loan Documents.

           "CMT Loan Documents" shall mean all documents executed by Borrower, CMT, Bober or any other party dated effective
     November 6, 1996 evidencing or otherwise relating to the CMT
     Loan as more fully described in Section 2.4.5.1.

           "Code" shall have the meaning assigned to that term in
Section 1.3.

           "Collateral" shall mean (i) all terms and covenants more particularly described in the Negative Pledge Agreement, (ii) the first priority lien or security interest on all of the Tenant Improvement Reimbursements, (iii) the CMT Loan Assignments and (iv) all property and interests in all property in or upon which a security interest, lien or mortgage is granted to Lender by Borrower or a Harold's Subsidiary, whether under this Agreement, the other Loan Documents, or under any other documents, instruments or writings executed by Borrower and delivered to Lender.

          "Default" shall mean the occurrence or existence of any one or more of the following events:

                (a) Borrower fails to pay any of the Liabilities within ten (10) calendar days following the date such Liabilities are due or are declared due;

                (b) Borrower or a Harold's Subsidiary fails or neglects to perform, keep or observe any of the covenants, conditions or agreements contained in this Agreement or in any of the other Loan Documents and such failure or neglect continues for more than thirty
          (30) days after written notice from Lender of such failure or neglect; provided that such grace period shall not apply, and a Default shall exist upon the occurrence of such failure or neglect, if (i) such Default may not, in Lender's reasonable determination, be cured by Borrower during such thirty (30) day grace period (such failure or neglect incapable of cure shall not include the failure to comply with the financial covenants set forth in Section 7.9 for which the thirty
          (30) day grace period shall continue to apply but shall include, without further limitation, the failure to obtain the written consent of Lender prior to taking any action described in this Agreement which requires such prior written consent) or (ii) the covenant to have been performed was the delivery to Lender of a Monthly Report; provided, further, that with respect to any Financing Agreement other than this Agreement, the grace period provided under this clause (b) shall be concurrent with, and not in addition to, any grace period that may be provided under such Financing Agreement;

                  (c) any warranty or representation now or hereafter made by Borrower or a Harold's Subsidiary in connection with this Agreement or any of the other Loan Documents is untrue or incorrect in any material respect, or any schedule, certificate, statement, report, financial data, notice, or writing furnished at any time by Borrower to Lender is untrue or incorrect in any material respect on the date as of which the facts set forth therein are stated or certified;

                (d) a judgment or order requiring payment in excess of $10,000.00 shall be rendered against Borrower, and such judgment or order shall remain unsatisfied or undischarged and in effect for thirty
          (30) consecutive days; provided that this clause (d) shall not apply to any judgment with respect to which
          (i) a stay of enforcement has been entered within such thirty (30) day period; (ii) an appeal, properly bonded, has been taken within such thirty (30) day period; or (iii) Borrower is fully insured, and with respect to which the insurer has admitted in writing its liability for the full amount thereof;

                (e) a notice of lien, levy or assessment is filed or recorded with respect to all or a substantial part of the assets of Borrower or any of the Harold's Subsidiaries by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipality or other governmental agency or any taxes or debts owing at any time or times hereafter to any one or more of them, provided that this clause
          (e) shall not apply to any liens, levies, or assessments which relate to current taxes not yet due and payable or any liens, levies or assessments which are being contested and properly bonded;

                (f) all or any part of the assets of Borrower is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and on or before the tenth (10th) Business Day thereafter such assets are not returned to Borrower and/or such writ, distress warrant or levy is not dismissed, stayed or lifted;

                 (g) a proceeding under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law or statute is filed by or against Borrower, or Borrower makes an assignment for the benefit of creditors or Borrower takes any corporate action to authorize any of the foregoing;

                 (h)   Borrower   voluntarily  or   involuntarily
          dissolves or is dissolved, terminates or is terminated;

                (i) Borrower becomes insolvent or fails generally to pay its debts as they become due;

               (j) Borrower is enjoined, restrained or in any way prevented (whether by affirmative order, by the suspension of any license, permit or approval to conduct business, or otherwise) by the order of any court or any administrative or regulatory agency from conducting all or any material part of its business affairs;

                (k) a breach by Borrower shall occur under any material factoring agreement, document or instrument or similar arrangement for the financing of Borrower's Accounts and Inventory, whether heretofore, now or hereafter existing between Borrower and any other Person, and such breach continues for more than thirty
          (30)  days  after such breach first occurs  (or  thirty
          (30) days after any notice with respect to such breach if such notice is required to be given to Borrower thereunder), provided that such grace period shall not apply, and Borrower shall be in Default upon the occurrence of such breach, if such breach may not, in Lender's reasonable determination, be cured by Borrower, during such thirty (30) day grace period;

                (l) a material and adverse change shall occur in Borrower or any of its operations or financial condi tions; or

               (m) a material change shall occur in Lender's sole determination in the management or management structure of Borrower.

           "Documents" shall mean a bill of lading, dock warrant, dock receipt, warehouse receipt or other order of delivery of goods, and also any other documents which in the regular course of business financing is treated as adequately evidencing that the Person in possession of it is entitled to receive, hold and dispose of the document and the goods it covers.

          "Eligible Accounts" shall mean an amount which shall be calculated by Borrower and submitted for the approval of
     Lender,  from  time to time, which shall equal  the  sum  of
     Borrower's Accounts generated by Borrower's billings or invoices to retail Account Debtors in respect of goods actually delivered or services actually performed for Borrower's and the Harold's Subsidiaries' customers and which Accounts shall represent a sum of money unconditionally due and owing to Borrower from a retail Account Debtor, but excluding: (i) Accounts totaling more than 3% of the total of Borrower's Accounts and which are or may be subject to any dispute, set-off, recoupment, counterclaim or other claim which would reduce the amount to be paid by the Account Debtor to Borrower, (ii) each Account in respect of which either Borrower or Lender believes that complete and timely collection thereof may be doubtful,
     (iii) the entirety of each Account if the required minimum payment shall be unpaid for a period of time in excess of sixty (60) days from the date of first invoice, (iv) each Account due from an Affiliate (inter company or inter store) of Borrower, including the Harold's Subsidiaries. In making such a determination, Lender shall be generally guided by the following minimum requirements:

           (a)   the required minimum payment on the Account  has
not                  remained  unpaid for a period of  more  than
sixty  (60) days after              the date of Borrower's credit
billing:

           (b)   the account is not owing from an Account  Debtor
who  has              failed to make the required minimum payment
owing within sixty            (60)days of the invoice date;

           (c)   the  Account  is  a valid,  legally  enforceable
obligation  of             the Account Debtor thereunder  and  is
not,  to  the  extent  it is                considered  eligible,
subject  to  any offset or other known defense            on  the
part  of  such  retail  Account Debtor  provided,  however,  that
(i) reasonable and customary discounts for prompt payment will be allowed, or (ii) if it is subject to any other offset, defense or claim, it shall be ineligible to the extent of such offset, defense or claim; and

           (d)  the Account is not subject to any consensual lien
or                  security interest whatsoever.

           "Eligible Inventory" shall mean an amount which shall be calculated by Borrower and submitted for approval of Lender from time to time (separated into categories of raw materials, work in process and finished goods on a quarterly basis until such time as Borrower has the capability of generating such categories on a monthly basis), which shall equal the sum of all Inventory actually owned by Borrower and the Harold's Subsidiaries located at any of Borrower's or Harold's Subsidiaries' principal places of business for which all costs of acquisition and purchase of such Inventory have been satisfied or will be satisfied by an advance on the Revolving Loan, the Tenant Improvement Loan, the Letter of Credit Facility or any Letter of Credit Agreement made by Lender directly to the seller of such Inventory and which Inventory should properly, under generally accepted accounting principles, be listed as an asset on Borrower's consolidated balance sheet with no corresponding entry of a liability to any Person other than Lender.

          "ERISA" shall have the meaning assigned to that term in
     Section 6.15.

          "Execution Date" shall mean November 10, 1997.

           "Event of Default" shall mean an event which through the passage of time, or the service or giving of notice, or both would (assuming the action necessary to cure the same is not taken by Borrower) mature into a Default.

           "General Intangibles" shall mean all choses in action, causes of action and all other intangible personal property of every kind and nature (other than Accounts) including, without limitation, corporate or other business records, liens, inventions, designs, patents, patent applications, service marks, trademarks, tradenames, trade secrets, goodwill, registrations, copyrights, licenses, permits, franchises, customer lists, tax refund claims and the like, wherever located.

           "Goods" shall mean all things which are movable at the time a security interest attaches or which are fixtures, but does not include money, Documents, Instruments, Accounts, Chattel Paper and General Intangibles.

           "Harold's Subsidiaries" shall mean Harold's of Norman, Inc., an Oklahoma corporation, Harold's Financial Corporation, an Oklahoma corporation, Harold's Service Corporation, Inc., an Oklahoma corporation, Harold's of
     Oklahoma City, Inc., an Oklahoma corporation, Harold's of Tulsa, Inc., an Oklahoma corporation, Harold's of Utica Square, Inc., an Oklahoma corporation, Harold's of Penn Place, Inc., an Oklahoma corporation, Harold's Clothing, Inc., a Texas corporation, Harold's of Texas, Inc., a Texas corporation, Harold's of Fort Worth, Inc., a Texas corporation, Harold's of Dallas, Inc., a Texas corporation, Harold's of the Galleria, Inc., a Texas corporation, HSTX, Inc., a Texas corporation, Harold's Limited Partners, Inc., an Oklahoma corporation, Harold's Stores of Texas, L.P., a Texas limited partnership, Harold's DBO, Inc., a Texas corporation, Harold's of White Flint, Inc., a Maryland corporation, Harold's of Jackson, Inc., a Mississippi corporation, Harold's Direct, Inc., an Oklahoma corporation, Harold's Air Trans, Inc., an Oklahoma corporation, and Corner Properties, Inc., an Oklahoma corporation.

           "Instruments" shall mean a negotiable instrument, as defined in 12A O.S. 3-104, or a security, as defined in 12A O.S. 8-102, or any other writing which evidences a right to the payment of money and is not itself a security agreement or lease and is of a type which is in ordinary course of business transferred by delivery with any necessary endorse ment or assignment.

           "Inventory" shall mean any and all Goods, wheresoever located, whether now owned or hereafter acquired by Borrower or any of the Harold's Subsidiaries, which are held for sale.

           "Landlords"  shall mean the Lessors  under  the  Lease
     Agreements  and  "Landlord"  shall  mean  any  one  of   the
     Landlords under any of the Lease Agreements.

           "Lease Agreements" shall mean those lease agreements entered into by Borrower or a Harold's Subsidiary and any of the Landlords for present or future Premises.

           "Letter of Credit Agreements" shall mean the written agreements with the Lender executed or hereafter executed in connection with the issuance by the Lender of the Letters of Credit, such agreements to be on the Lender's customary form for commercial or standby letters of credit of comparable amount and purpose, as from time to time in effect.

           "Letter of Credit Facility" shall have the meaning assigned to that term in Section 2.3.

           "Letter  of  Credit  Note"  shall  mean  that  certain
     Revolving Note executed by Borrower substantially in the form of attached Exhibit "C".

           "Letters of Credit" shall mean the commercial letters of credit hereafter issued under the terms of the Letter of Credit Facility by Lender pursuant to Section 2.3 and all reimbursement obligations pertaining to such letters of credit, and "Letter of Credit" shall mean any one of the Letters of Credit and the reimbursement obligations pertaining thereto.

           "Liabilities" shall mean all liabilities, obligations, and indebtedness to Lender of Borrower or any Harold's Subsidiary which is a party to a Security Agreement of any and every kind and nature, whether heretofore, now or hereafter owing, arising, due or payable and howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, indirect, contingent, fixed or otherwise (including obligations of performance) and whether arising or existing under written agreement, oral agreement or operation of law, including without limitation, all of Borrower's indebtedness and obligations to Lender under this Agreement, the other Loan Documents, the Revolving Note, the Tenant Improvement Note, the Letter of Credit Note and the Term Note.

           "LIBOR Rate" shall mean the London Interbank Offered Rate for either (i) one (1) month or (ii) three (3) months, as published in The Wall Street Journal indicating the average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks, as elected by Borrower on the 15th day of each month, such election to be effective until the 15th day of the following month. If the 15th day of a month falls on a date when The Wall Street Journal is not published, then the one
     (1) month or three (3) month LIBOR Rate published in the following issue of The Wall Street Journal shall be the basis of the applicable LIBOR Rate to be elected by Borrower.

          "Loan Documents" shall mean all agreements, instruments and documents, including, without limitation, this Agreement, the Notes, the Security Agreements, the Negative Pledge Agreement, the CMT Loan Assignments, the Letters of Credit and all other security agreements, loan agreements, notes, guarantees, mortgages, deeds of trust, subordination agreements, pledges, powers of attorney, consents, assignments, contracts, notices, financing statements and all other written matters whether heretofore, now, or hereafter executed by or on behalf of Borrower in favor of Lender, together with all agreements and documents referred to therein or contemplated thereby.

          "Loans" shall have the meaning assigned to that term in
     Section 2.

           "Monthly Report" shall have the meaning assigned to that term in Section 3.1.

           "Negative Pledge Agreement" shall mean that certain Negative Pledge Agreement executed by Borrower substantially in the form of Exhibit "G" attached to this Agreement, of even date herewith, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

           "Notes" shall mean collectively Revolving Note, the Tenant Improvement Note, the Letter of Credit Note and the Term Note and any other notes entered into under the Loan Documents and any extensions, renewals, amendments, replacements or modifications of the foregoing.

           "Pension Plan" shall have the meaning assigned to that term in Section 6.15.

             "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party, or government (whether national, federal, state, provincial, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

           "Premises" shall mean any premises leased by Borrower or a Harold's Subsidiary pursuant to a Lease Agreement.
           "Quarterly Report" shall have the meaning assigned to that term in Section 3.2.

           "Revolving Loan" shall have the meaning assigned to that term in Section 2.1.

           "Revolving Loan Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, and (ii) sixty percent (60%) of Eligible Inventory. This amount shall not exceed $21,500,000.00 through and including November 30, 1997 and, beginning December 1, 1997, shall not exceed $19,000,000.00, as reflected in the most current Monthly Report.

           "Revolving Loan Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of the Revolving Loan to be made to Borrower. The Revolving Loan Maximum Revolving Facility shall be $21,500,000.00 through and including November 30, 1997 and $19,000,000.00 beginning December 1, 1997.

           "Revolving Note" shall mean that certain Fourteenth Amended and Restated Revolving Note executed by Borrower substantially in the form of Exhibit "A" attached to this Agreement, of even date herewith, in the original principal amount of $21,500,000.00 through and including November 30, 1997 and $19,000,000.00 beginning December 1, 1997 as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

           "Security Agreements" shall collectively mean the respective Security Agreement and Assignment of even date herewith executed by each of Borrower in favor of Lender substantially in the form of Exhibit "I-1" attached to this Agreement and by Harold's Stores of Texas, L.P. and other Harold's Subsidiaries in the future, if applicable, in favor of Lender substantially in the form of Exhibit "I-2" attached to this Agreement, and any amendments or restatements of any such agreements.

           "Subsidiary" shall mean any corporation of which more than fifty percent (50%) of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by Borrower.

          "Tangible Net Worth" shall mean stockholder's equity in Borrower, plus debt expressly subordinated to Lender, determined in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Section 7.1, less: (i) General Intangibles, (ii) receivables from any shareholders of Borrower or any of the Harold's
     Subsidiaries, and (iii) notes or amounts received or receivable from any other Affiliate or Subsidiary.

            "Tenant Improvement Agreements" shall mean those agreements contained in the Lease Agreements or related agreements between Borrower or a Harold's Subsidiary and a Landlord pursuant to which Borrower is entitled to Tenant Improvement Reimbursement.

           "Tenant Improvement Loan" shall have the meaning assigned to that term in Section 2.2.

           "Tenant Improvement Loan Borrowing Base" shall mean an amount equal to the sum of outstanding Tenant Improvement Reimbursements under Tenant Improvement Agreements approved by Lender. This amount shall not exceed $3,000,000.00.

           "Tenant Improvement Loan Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of the Tenant Improvement Loan to be made to Borrower. The Tenant Improvement Loan Maximum Revolving Facility shall be $3,000,000.00.

           "Tenant Improvement Note" shall mean that certain Revolving Note executed by Borrower substantially in the form of Exhibit "B" attached to this Agreement, of even date herewith, in the original principal amount of $3,000,000.00 as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

           "Tenant Improvement Reimbursement" shall mean the entitlement of Borrower or a Harold's Subsidiary to reimbursement from a Landlord pursuant to a Tenant Improvement Agreement for the cost of Tenant Improvements.

           "Tenant Improvements" shall mean all improvements made by Borrower or a Harold's Subsidiary to any of the Premises for which Borrower or such Harold's Subsidiary is entitled to Tenant Improvement Reimbursement.

           "Term Loan" shall have the meaning assigned to that term in Section 2.4.

           "Term Note" shall mean that certain Term Note of even date herewith in the original principal amount of $2,340,792.00 executed by Borrower in favor of Lender attached hereto as Exhibit "D", as the same may be extended, renewed or modified from time to time pursuant to the terms of this Agreement.

           "Total Liabilities" shall mean with respect to any Person (i) all obligations of such Person which, in accordance with generally accepted accounting principles, would be shown on the balance sheet of such Person as a liability (including, without limitation, obligations for borrowed money and for the deferred purchase price of property or services, and obligations evidenced by bonds, debentures, notes or other similar instruments); (ii) all rental obligations under leases required to be capitalized under generally accepted accounting principles; (iii) all guarantees (direct or indirect) and other contingent obligations of such Person in respect of, or obligations to purchase or otherwise acquire or to assure payment of, liabilities of others; and (iv) liabilities of others secured by a lien, security interest or other encumbrance upon property owned by such Person, whether or not assumed;
     (v) less debt expressly subordinated to Lender.

           "UCC-1"  shall mean a Uniform Commercial Code  Form  1
     financing statement.

           1.2   Accounting Terms.  Any accounting terms used  in
this                      Agreement  which are  not  specifically
defined  herein  shall  have the            meanings  customarily
given  them in accordance with generally                 accepted
accounting principles.

           1.3   Others  Defined in Oklahoma  Uniform  Commercial
Code.   All               other terms contained in this Agreement
(and which are not                 otherwise specifically defined
herein)  shall  have the meanings               provided  by  the
Uniform Commercial Code of the State of Oklahoma             (the
"Code") to the extent the same are used or defined therein.

      2. THE LOANS. Subject to the terms and conditions, and relying upon the representations and conditions hereinafter set forth, Lender agrees to lend and Borrower agrees to borrow as follows:


          2.1  Revolving Loan.

                2.1.1     Borrowing Base.  Borrower may, as  long
as  otherwise in               compliance with the terms of  this
Agreement,  borrow, repay                     without penalty  or
premium and reborrow hereunder, the                    lesser  of
(i) the Revolving Loan Maximum Revolving Facility, or (ii) the Revolving Loan Borrowing Base.

                2.1.2      Advances.   Each request  for  advance
under the                          Revolving Loan may be made  by
telephone  by  the authorized                  representative  of
Borrower no later than 2:00 p.m. on the                      date
on which an advance is requested to be made. Each advance to Borrower shall be in immediately available funds and deposited in Borrower's demand deposit accounts with Lender.

                2.1.3      Maximum  Principal Balance.   Borrower
agrees  that if at             any time the aggregate outstanding
principal  balance  of  the                Revolving  Loan  shall
exceed  an amount equal to the lesser of                 (i)  the
Revolving Loan Maximum Revolving Facility or (ii) the Revolving Loan Borrowing Base, Borrower shall promptly pay to Lender the amount necessary to eliminate such excess.

                2.1.4      Interest.  Prior to Default,  Borrower
shall  pay  to                   Lender interest on  the  average
daily outstanding balance of            the Liabilities under the
Revolving  Loan at a rate per annum                equal  to  the
LIBOR    Rate    plus    one    and    five-eighths    of     one
percent (1.625%).

                2.1.5      Payment.  The unpaid principal balance
of  the                         Revolving Loan shall be  due  and
payable  on  the earlier of                    June 30,  1999  or
upon  the  occurrence of a Default.  Accrued             interest
shall     be     payable    monthly    in    arrears    beginning
November 30, 1997 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent
(5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Revolving Loan.

               2.1.6     Term.  The Revolving Loan will mature on
June  30,                  1999, at which time all principal  and
accrued   interest  shall              be  immediately  due   and
payable.  All of Lender's rights and              remedies  under
this Agreement shall survive such maturity                  until
all   of   the   Liabilities  under  this   Agreement   and   the
other Loan Documents have been paid in full. In addition, this Agreement may be terminated as set forth in Section 8.

          2.2  Tenant Improvement Loan.

                2.2.1     Borrowing Base.  Borrower may, as  long
as  otherwise in               compliance with the terms of  this
Agreement,  borrow, repay                     without penalty  or
premium and reborrow hereunder, the                    lesser  of
(i) the Tenant Improvement Loan Maximum Revolving Facility, or (ii) the Tenant Improvement Loan Borrowing Base.

                2.2.2      Advances.   Each request  for  advance
hereunder  may  be                    made by  either  H.  Rainey
Powell  or  Linda  L. Daugherty  on                    behalf  of
Borrower   in   writing  no  later  than   2:00   p.m.   on   the
date on which an advance is requested to be made, such request to be made utilizing the form attached as Exhibit
"J". Each advance to Borrower shall be in immediately available funds and deposited in Borrower's demand deposit accounts with Lender.

               2.2.3     UCC-1 Forms.  For the Tenant Improvement
Agreements                     pursuant to each of the  following
Lease Agreements,                       Borrower, Harold's Stores
of   Texas,  L.P.  or  other  applicable                 Harold's
Subsidiary   shall   execute   such   UCC-1   forms   as   Lender
may reasonably require:

                     2.2.3.1    Lease  Agreement by  and  between
Smokestack   Partners,  Inc.,  as  Landlord,  and  Borrower,   as
tenant,  dated  September 13, 1996 for Premises  located  in  San
Antonio, Bexar County, Texas;

                     2.2.3.2    Lease  Agreement by  and  between
Third                     Horizon  Group Limited Partnership,  as
Landlord,  Harold's                  Stores of  Texas,  L.P.,  as
tenant,   and  Borrower,  as                           guarantor,
dated    October    2,    1997   for    Premises    located    in
Sealy, Austin County, Texas;

                    2.2.3.3 Lease Agreement by and among Dallas Galleria Limited, as Landlord, Harold's Stores of Texas, L.P., as tenant, and Borrower, as guarantor, dated September 25, 1997 for Premises located in Addison, Dallas County, Texas; and

                     2.2.3.4    any  other  Lease  Agreement  for
Premises  I                    into which Borrower or a  Harold's
Subsidiary  enters during                     the  term  of  this
Agreement     for     which    there     may     exist     Tenant
Improvement Reimbursement Agreements.

                 2.2.4      New  Tenant  Improvement  Agreements.
Borrower  agrees                    to continue  to  perform  the
same  level  of  due diligence in                     negotiating
with Landlords for future Tenant Improvement Agreement as contemplated by Section 2.2.3.4 as Borrower has performed in connection with existing Tenant Improvement Agreements, including but not limited to evaluation of the financial capacity of each such Landlord and the associated credit risk. At the request of Lender, Borrower agrees to provide Lender with copies of any financial statements received from a Landlord.

                2.2.5      Assignment of Security from Landlords.
To the extent            Borrower obtains security in any form to
collateralize or                   otherwise ensure a  Landlord's
obligation    to   pay   Tenant                       Improvement
Reimbursements,       Borrower      or       the       applicable
Harold's Subsidiary shall execute such additional pledges, assignments or other instruments to provide Lender with a perfected security interest and assignment in such security provided by a Landlord.

                   2.2.6        Doubtful    Tenant    Improvement
Reimbursements.  In the                 event Borrower determines
that  payment  of  a Tenant                           Improvement
Reimbursement is doubtful for any reason, Borrower shall immediately notify Lender of such determination and shall make no further requests for advances against remaining unpaid Tenant Improvement Reimbursements from the applicable Landlord.

                2.2.7      Maximum  Principal Balance.   Borrower
agrees  that if at             any time the aggregate outstanding
principal  balance of the                Tenant Improvement  Loan
shall  exceed an amount equal to the               lesser of  (i)
the Tenant Improvement Loan Maximum Revolving Facility or (ii) the Tenant Improvement Loan Borrowing Base, Borrower shall promptly pay to Lender the amount necessary to eliminate such excess.

                2.2.8      Interest.  Prior to Default,  Borrower
shall  pay  to                   Lender interest on  the  average
daily outstanding balance of            the liabilities under the
Tenant  Improvement Loan at a rate            per annum equal  to
the LIBOR Rate plus the following amount,              determined
according  to the current calculation of Tangible             Net
Worth under Section 7.9(B):

                  Minimum   Tangible   Net   Worth           Rate
Differential

                    $35,800,000.00              plus 1.625%

                    $35,000,000.00              plus 1.875%

                    $34,000,000.00              plus 2.125%.

                2.2.9      Payment.  The unpaid principal balance
of  the Tenant                 Improvement Loan shall be due  and
payable on the earlier of               June 30, 1999 or upon the
occurrence  of a Default.  Accrued            interest  shall  be
payable         monthly        in        arrears        beginning
November 30, 1997 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent
(5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Tenant Improvement Loan.

                2.2.10    Term.  The Tenant Improvement Loan will
mature                    on  June  30, 1999, at which  time  all
principal   and  accrued                    interest   shall   be
immediately  due and payable.  All of                    Lender's
rights    and    remedies    under    this    Agreement     shall
survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

          2.3  Letter of Credit Note.

                2.3.1     Principal Amount.  The Letter of Credit
Facility            shall be in the original principal amount  of
$2,000,000.00.

                2.3.2      Interest.  Prior to Default,  Borrower
shall  pay  to                   Lender interest on  the  average
daily outstanding balance of            the liabilities under the
Letter of Credit Facility at a                    rate per  annum
equal     to     the    LIBOR    Rate    plus     two     percent
(2.00%).

               2.3.3     Letters of Credit.  (i) Lender agrees to
extend credit            to Borrower at any time and from time to
time  by  issuing,                    extending,  re-issuing   or
amending   Letters of Credit.  (ii)                 Each  of  the
Letters of Credit shall (a) be issued by Lender pursuant to separate agreements with Borrower, (b) contain such terms and provisions as required by Lender, including payment of customary fees, (c) be for the account of
Borrower in favor of a beneficiary reasonably acceptable to Lender, (d) expire not later than the expiration date set forth respectively in each Letter of Credit, which shall not be more than one hundred eighty (180) days from the date of issuance, unless prior approval of Lender is obtained for a longer period, but in no event shall any Letter of Credit have an expiration date beyond June 30, 1998.

                2.3.4      Payment.  The unpaid principal balance
of  the Letter                of Credit Facility shall be due and
payable  on  the earlier                  of demand or  June  30,
1998.  Accrued interest shall be                  payable monthly
in  arrears beginning November 30, 1997  and                   on
the  last  day  of  each  month  thereafter,  upon  the  date  of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent (5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Letter of Credit Facility.

                2.3.5      Term.   The Letter of Credit  Facility
will  mature on                     the earlier of demand or June
30,  1998,  at  which  time  all                   principal  and
accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

          2.4  Term Note.

                2.4.1     Principal Amount.  The Term Note  shall
be   in   the                  original   principal   amount   of
$2,340,792.00.

                 2.4.2    Repayment  of  Principal  and  Interest
Monthly                    payments  of  principal  and  interest
(subject to acceleration                upon the occurrence of an
Event   of  Default  under  this                   Agreement   or
termination of this Agreement)shall be due and payable on the last day of each calendar month beginning November 30, 1997 as follows:

                     2.4.2.1  Principal  and  interest  shall  be
payable  in                    monthly installments of  principal
as  due that month from CMT              pursuant to the CMT Loan
plus  accrued interest at the rate                 set  forth  in
Section 2.4.4, Borrower being entitled to retain the difference, if any, between any interest collected by Borrower from CMT and the interest payable to Lender hereunder.

                     2.4.2.2   All  monthly installment  payments
made                          pursuant to Section 2.4.2 shall  be
applied  first to the                    unpaid interest  accrued
on  the  Term  Note  and then to  the                   principal
balance thereof.

                2.4.3      Interest.  Prior to Default,  Borrower
shall  pay                     to Lender interest on the  average
daily  outstanding balance               of the liabilities under
the  Term Loan at a rate per annum                 equal  to  the
LIBOR       Rate       plus      the      following       amount,
determined according to the current calculation of Tangible Net Worth under Section 7.9(B):

                  Minimum   Tangible   Net   Worth           Rate
Differential

                    $35,800,000.00              plus 1.625%

                    $35,000,000.00              plus 1.875%

                    $34,000,000.00              plus 2.125%.

                2.4.4  Conditions of Closing.  The obligation  of
Lender  to                      fund the Term Loan is subject  to
the satisfaction of the                 following:

                     2.4.4.1   CMT  Loan  Assignments.   Borrower
shall  execute            the CMT Loan Assignments and make  such
deliveries   of                        original  instruments   as
required  in  order  to collaterally                  assign  and
endorse to Lender, and grant and perfect a security interest in favor of Lender, in and to all of
Borrower's rights and interest in the originals of each of the following CMT Loan documents:

                     (i)   Amended  and Restated  Term  Loan  and
Security                 Agreement dated as of November  6,  1996
by and among CMT,                  Bober and Borrower;

                    (ii)      Term Note in the original amount of
$2,750,000.00 dated as of November 6, 1996 executed by CMT in favor of Borrower;

                      (iii)       Second  Amended  and   Restated
Guaranty dated                as of November 6, 1996 executed  by
Bober in favor of                       Borrower;

                     (iv)      Stock Pledge Agreement dated as of
November 6,                   1996 executed by Bober in favor  of
Borrower;

                    (v)  Real Estate Mortgage on real property in
Dutchess   County,  New  York  owned  by  Bober   dated   as   of
November 6, 1996 executed by Bober in favor of Borrower;

                    (vi)      Common Stock Purchase Warrant dated
as  of                    November 6, 1996 by and between CMT and
Borrower;

                     (vii)     Forbearance Agreement dated as  of
November            6, 1996 by and between Bober and Borrower;

                    (viii)    UCC-1 Financing Statements executed
by                   CMT,  as  debtor, and Borrower,  as  secured
party, and filed                   with the New York Secretary of
State,  the County Clerk of                   Bergen County,  New
Jersey  and any other state clerk,                      registrar
or recording entity;

                      (ix)   CMT   Stock   Certificate   No.    1
representing  ten                   (10) shares  of  the  Capital
Stock of CMT in Bober's name;

                     (x)   Assignment  Separate from  Certificate
dated as of              November 6, 1996 from Bober to Borrower;

                     (xi)       Cash Collateral Account Agreement
dated  as  of                    November 6, 1996 by and  between
Bober and Borrower;

                     (xii)     Consent to Default - Assignment of
Lease                    dated as of November 6, 1996 executed by
Bober in favor of                  Borrower;

                      (xiii)      First  Amendment  to  Trademark
Collateral                     Security  Agreement  dated  as  of
November 6, 1996 by and                 between CMT and Borrower;

                     (xiv)      Trademark Assignment of  Security
dated as            of November 6, 1996 from CMT to Borrower;

                       (xv)    Agreement    between    The    CIT
Group/Commercial                   Services, Inc.   and  Assignor
dated November 7, 1996;

                     (xvi)      Life Insurance Policy  issued  by
Equitable                Life Insurance Company as Policy No. 96-
021-968 insuring the               life of Bober;

                     (xvii)     Life Insurance Policy  issued  by
First                     Transamerica Life Insurance Company  as
Policy  No.  75017613                     insuring  the  life  of
Bober;

                     (xviii)   Disability Insurance Policy issued
by                   Reliance Insurance Company as Policy No.  RN
HLD 0545                      providing for a payment of a single
benefit in the event of            the disability of Bober; and

                     (xix)      any other document evidencing  or
securing            the CMT Loan.

                2.4.5        Chase Letter of Credit.   Upon  full
payment  and                   satisfaction of a judgment entered
against CMT and in favor                of Shinyei Corporation of
America,  which  judgment  is  being                   paid   and
satisfied by the Chase Letter of Credit, Borrower shall have a priority lien and security interest in and to the Cash Collateral, to be assigned to Lender immediately thereafter.

                2.4.6      Term.   The Term Loan will  mature  on
     June  30,  1999,  at         which time  all  principal  and
     accrued interest shall be               immediately due  and
     payable.  All of Lender's rights and                remedies
     under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

           2.5 Repayment. Unless otherwise agreed in writing from time to time hereafter, all payments which Borrower is required to make to Lender under this Agreement or under any of the other Loan Documents shall be made without defense, set-off and counterclaim and in same day funds and delivered to Lender not later than 2:30 p.m. (Oklahoma City, Oklahoma time) on the date due at Lender's offices located at 211 North Robinson, Oklahoma City, Oklahoma, 73102, for the account of
Lender; funds received by Lender after that time shall be deemed to have been paid by Borrower on the next succeeding Business Day. Borrower hereby authorizes Lender to charge its account with Lender in order to cause timely payment to be made to Lender of all principal, interest and fees due hereunder (subject to sufficient funds being available in
Borrower's     accounts for that purpose).

           2.6 Termination of Agreement. This Agreement may be terminated as set forth in Section 8. Upon the effective date of maturity or termination of the Loans, all of the respective liabilities under the Loans shall become immediately due and payable without notice or demand; provided, however, that if termination is by reason of an event specified in
Section 9, all such liabilities shall become immediately due and payable at such time without notice or demand.

      3. REPORTING AND ELIGIBILITY REQUIREMENTS. The following are reporting and eligibility requirements:

          3.1 Monthly Reports. Borrower shall submit to Lender, not later than the twenty-fifth (25th) day following the end of each month, a monthly report ("Monthly Report"), accompanied by a Borrowing Base certificate in the form attached hereto as Exhibit "E" which shall be signed by the President, chief financial officer or other authorized officer of Borrower. Each Monthly Report shall include, as of the closing day for the preceding month: (i) a summary aged trial balance of Accounts for Borrower ("Accounts Trial Balance"); (ii) calculation of the current Borrowing Base;
     (iii) the amount of the outstanding principal balance of the Liabilities; and (iv) a representation by Borrower that no Default or Event of Default occurred during such month or, if a Default or Event of Default has occurred during such month, a description of such Default or Event of Default and of the actions Borrower has taken or intends to take to cure the same. Upon Lender's request therefor, Borrower shall furnish with such specificity as is satisfactory to Lender, concerning matters included, described or referred to in the Monthly Report and any other documents in connection therewith requested by Lender including, without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with the Accounts. The Monthly Report shall contain such additional information as Lender may reasonably require.

           3.2 Quarterly Reports. Borrower shall submit to Lender not later than the forty-fifth (45th) day following the end of each fiscal quarter a Quarterly Report which shall be accompanied by a Quarterly Borrowing Base and Compliance Certificate (the "Quarterly Reports") in the form attached hereto as Exhibit "F". Each Quarterly Report shall include, as of the closing day of the preceding fiscal quarter: (i) calculations of the current Borrowing Bases;
     (ii)  the  quarterly itemization of Inventory  described  in
     Section 3.7; and (iii) evidence satisfactory to Lender that each of the covenants set forth in Section 7.9 has been complied with during such quarter.

           3.3 Account Representations and Warranties. With respect to Accounts scheduled, listed or referred to on the initial Accounts Trial Balance or on any subsequent Accounts Trial Balance, Borrower warrants and represents to Lender that: (i) they are genuine, are in all respects what they purport to be, and are not evidenced by a judgment;
     (ii) they represent undisputed, bona fide transactions completed in accordance with the terms and provisions contained in the documents entered into between Borrower and its respective Account Debtors with respect thereto; (iii) the amounts shown on the respective Accounts Trial Balance, Borrower's books and records and all invoices and statements which may be delivered to Lender with respect thereto are actually and absolutely owing to Borrower and are not in any way contingent; (iv) no payments have been or shall be made thereon to any person other than Borrower to Lender; (v) there are no set-offs, counterclaims or disputes existing or asserted with respect thereto and Borrower has not made any agreement with any of the Account Debtors for any deduction therefrom except a purchase discount for prompt payment or return allowance allowed by Borrower in the ordinary course of their businesses; (vi) there are no facts, events or occurrences which in any way impair the validity or enforcement thereof or tend to reduce the amount payable thereunder as shown on the respective Accounts Trial Balance, Borrower's books and records and all invoices and statements delivered to Lender with respect thereto; (vii) to the best of Borrower's knowledge, all Account Debtors have the capacity to contract and are solvent; (viii) the services furnished and/or goods sold giving rise thereto are not subject to any lien, claim, encumbrance or security interest except that of Lender and except as specifically permitted below; (ix) Borrower has no knowledge of any fact or circumstance which would impair the validity or collectibility thereof; and (x) to the best of Borrower's knowledge, there are no proceedings or actions which are threatened or pending against any of its respective Account Debtors which might result in any material adverse change in such Account Debtor's financial condition, results of operations or business.

           3.4 Verification of Accounts. Lender shall have the right, at any time or times hereafter, within its reason able judgment with respect to the frequency thereof, after prior notice to Borrower, to verify by mail, telephone, telegraph  or  otherwise the validity, amount or  any  other
     matter relating to any   Accounts.

           3.5 Collections and Payments. Borrower hereby agrees that in the event any payments are received by Lender whether from Borrower or from any other Person, all such payments will be the sole and exclusive property of Lender. All payments received by Lender will be applied on account of the liabilities of the respective Loans as follows: (i) after allowing two (2) Business Days for collection of checks and other instruments received by Lender at its offices in Oklahoma City, Oklahoma, Lender will credit (conditional upon final collection) all such payments against Borrower's outstanding loan balance, with the exception of checks drawn on accounts with Lender with immediately available funds for which Borrower shall receive immediate credit upon receipt, (ii) all cash payments received by Lender prior to 2:30 p.m. (Oklahoma City, Oklahoma time) at its offices in Oklahoma City, Oklahoma including, without limitation, payments made by wire transfer of immediately available funds, will be credited against Borrower's outstanding loan balance immediately upon receipt and (iii) all cash payments received by Lender at a time later than that specified in clause (ii) of this Section 3.5 will be credited against Borrower's outstanding loan balance on the first
     Business Day following Lender's receipt      thereof.

           3.6 Inventory Representations and Warranties. With respect to Inventory, Borrower represents and warrants to Lender that (i) it is not subject to any lien or security interest whatsoever except for the security interest granted to Lender hereunder and except as specifi cally permitted herein and (ii) it is of good and merchantable quality, free from any defects which would
     affect    the market value of such Inventory.

                3.7   Inventory Records.  Borrower shall  at  all
     times   hereafter           maintain  correct  and  accurate
     records with respect to Inventory, in reasonably sufficient detail as may be satisfactory to Lender including, without limitation, the quarterly itemization of raw materials, work-in-process and finished goods, all of which records shall be available during Borrower's usual business hours at the request of any of Lender's officers, employees or agents. As soon as Borrower has installed the computer capability of generating detailed reports on a monthly basis, Borrower will provide a monthly itemization or raw
     materials,     work-in-process and finished goods.

      4. CONDITIONS OF ADVANCES. Notwithstanding any other provision contained in this Agreement or in any of the other Loan Documents to the contrary, the obligation of Lender to make advances hereunder is subject to the satisfaction of all the following:

            4.1 Insurance programs and coverage thereunder determined by Lender to be adequate shall have been instituted by Borrower;

           4.2   Borrower  shall have implemented  reporting  and
     monitoring           systems satisfactory to Lender  capable
     of providing Borrower with the information necessary to compile and deliver the reports required under this Agreement, including without limitation, the Monthly Reports
     and the Quarterly   Reports;

           4.3   No  Default  or  Event  of  Default  under  this
     Agreement shall exist or be continuing as of the date of the advance;

           4.4 Good standing certificates, as of the most recent date practicable, for Borrower from the Secretaries of State or other appropriate governmental authority, of each state in which Borrower is qualified to do business, if
     any,      shall have been delivered to Lender;

           4.5  A copy of the Bylaws of Borrower certified as  of
     the  Execution   Date  by  the  corporate  secretary  or  an
     assistant  secretary of Borrower shall have   been delivered
     to Lender;

          4.6  A resolution of the Board of Directors of Borrower
     approving       and authorizing the execution, delivery  and
     performance of each of the Loan Documents, certified as of the Execution Date by the corporate secretary or an assistant secretary of Borrower shall have been delivered to Lender;

           4.7   A  signature and incumbency certificate  of  the
officers of    Borrower;

            4.8    Certificates   of  public  officials,   bonded
     abstracters or title search companies satisfactory to Lender relating to the nonexistence of UCC financing statement filings, liens, charges and other encumbrances on the Accounts and Inventory of Borrower, except as may exist in favor of Lender or as described on Schedule "1";

           4.9 Financial statements for Borrower and such other financial information as required by this Agreement and the other Loan Documents or as otherwise reasonably may be
     required by Lender, all in form satisfactory to   Lender;

           4.10  Duly executed initial Monthly Report  dated  the
Execution      Date;

           4.11  Borrower shall have executed, or  caused  to  be
executed, and delivered to Lender on or before the Execution Date, the Loan Documents, including, without limitation, this
Agreement,  together with such      consents,       certificates,
endorsements, opinions, guarantees and assurances as Lender and Lender's counsel may reasonably request;

          4.12 Lender shall have received (a) with respect to any advance under the Revolving Loan or the Tenant Improvement Loan a request for an advance in a specific amount, in the manner described in Sections 2.1.2 and 2.2.2, from the appropriate officer of Borrower, (b) a Monthly Report from Borrower dated no more than thirty-one (31) days prior to the date of such advance, provided that with respect to the initial advance hereunder, Lender shall have received a pro forma Monthly Report dated the date of such advance, and
     (c) copies of all other documents required to be delivered to Lender under Section 7.1;

           4.13 No material adverse change, as determined by Lender in its sole discretion, in the financial condition or operation of Borrower shall have occurred at any time or times subsequent to the most recent annual financial statement provided pursuant to Section 7.1;

           4.14 Lender shall have received, in form and substance satisfactory to Lender, all additional certificates, orders, authorities, consents, affidavits, schedules, instruments, security agreements, financing statements, mortgages and other
documents which     Lender may at any time reasonably  request;

           4.15 Lender shall have received an originally executed copy of a favorable written opinion of counsel for Borrower
confirming   (a)  that       Borrower   is  a  validly   existing
corporation, (b) that Borrower is duly authorized to execute this Agreement and all other Loan Documents, (c) that Borrower's
execution of   this Agreement and other Loan Documents       does
not  violate any other lending      agreement, and (d) as to  any
other     matters as Lender may reasonably request;

           4.16  The representations and warranties contained  in
this       Agreement      shall be true, correct and complete  in
all  material  respects    as of the date of a       request  for
advance; and

          4.17 There shall not be pending or, to the knowledge of
Borrower,        threatened,   any  action,   suit,   proceeding,
governmental   investigation  or       arbitration   against   or
affecting Borrower or any Harold's Subsidiary or any property of Borrower or any Harold's Subsidiary which has not been disclosed by Borrower to Lender prior to the making of the
last       preceding advance and    there shall have occurred  no
development  not  so   disclosed in any such  action,       suit,
proceeding, governmental investigation or arbitration so disclosed, which, in either event, in the opinion of Lender, would reasonably be expected to materially and adversely affect the business, operations, properties, assets or condition (financial or otherwise) of Borrower or to impair the ability of Borrower to perform its obligations under the Loan Documents.

      5. COLLATERAL SECURITY AND CROSS-COLLATERALIZATION. The performance of all covenants and agreements contained in this Agreement and the other Loan Documents and the payment of the Liabilities shall all be secured and cross-collateralized by the Collateral. The payment or release of any of the Liabilities shall not release any of the Collateral until all of the Liabilities have been paid in full.

      6. REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants that as of the Execution Date, and continuing so long as any Liabilities remain outstanding, and (even if there shall be no Liabilities outstanding) so long as this Agreement remains in effect:

           6.1 Corporate Existence. Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Oklahoma and is duly qualified as a foreign corporation and in good standing in all states where the nature and extent of the business transacted by it or the ownership of its assets makes such qualification necessary, except for those jurisdictions in which the failure so to qualify would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or business. Each Harold's Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation and is duly qualified as a foreign corporation and in good standing in all states where the nature and extent of the business transacted by it or the ownership of its assets makes such qualification necessary, except for those jurisdictions in which the failure so to qualify would not, in the aggregate, have a material adverse effect on such Harold's Subsidiary's
     financial condition, results of    operations or business.

           6.2 Corporate Authority. The execution and delivery by Borrower of this Agreement and all of the other Loan Documents, and the performance of Borrower's obligations hereunder and thereunder: (i) are within Borrower's corporate powers; (ii) are duly authorized by Borrower's Board of Directors and, if necessary, Borrower's stock holders; (iii) are not in contravention of the terms of Borrower's Certificate of Incorporation or Bylaws, or of any or governmental restriction binding upon Borrower; and (vi) will not, except as contemplated herein, result in the imposition of any lien, claim, charge, security interest or other encumbrance upon any property of Borrower under any existing indenture, mortgage, deed of trust, loan or credit agreement or other material agreement or instrument to which Borrower is a party or by which it or any of its property may be bound or affected.

           6.3   Binding Effect.  This Agreement and all  of  the
other  Loan          Documents are the legal, valid and  binding,
obligation  of Borrower and    are  enforceable against  Borrower
in accordance with their respective     terms.

           6.4 Financial Data. Borrower has delivered to Lender those certain consolidated financial statements dated _____________. Such statements were prepared in accordance with generally accepted accounting principles and fairly present the financial position of Borrower as of the date thereof. Borrower does not have any material contingent liability, or contingent liability or liability for taxes, long-term lease or long-term commitment, which is not reflected in the foregoing financial statements, the
     notes thereto or otherwise in writing to     Lender.

          6.5 Solvency. Borrower is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business as the same is now being conducted and all businesses in which it is about to engage, and now owns property having a value both at fair valuation and at present fair saleable value greater than the amount required to pay Borrower's debts. Borrower will not be rendered insolvent by the execution and delivery of this Agreement or any of the other Loan Documents or by the
     transactions contemplated hereunder     or thereunder.

           6.6 Chief Place of Business. As of the Execution Date, the principal offices of Borrower are located at 765 Asp, Norman, Oklahoma 73069. If any change is to occur, Borrower shall notify Lender thereof at least sixty
     (60)  days       prior to such change.  As of the  Execution
     Date, the books and records of Borrower and all chattel paper and all records of account are located at the principal offices of Borrower.

           6.7 Books and Records. The books and records of Borrower properly reflect Borrower's financial condition.

           6.8 Tax Liabilities. Borrower has filed all federal, state and local tax reports and returns required by any law, rule, or regulation to be filed by these except for extensions duly obtained, and has either duly paid all taxes, duties and charges indicated due on the basis of such returns and reports, or made adequate provision for the payment thereof, and the assessment of any material amount of additional taxes in excess of those paid and reported is not reasonably expected. The reserves for taxes reflected on the balance sheets of Borrower submitted to Lender in accordance with the terms of Section 7.1 will be adequate in amount for the payment of all liabilities for all taxes (whether or not disputed) of Borrower accrued through the date of each such balance sheet. There are no material unresolved questions or claims concerning any tax liability of Borrower.

           6.9 Loans. Except as disclosed on the financial statements specifically identified in Section 6.4, and except
for  trade  payables   arising in  the       ordinary  course  of
Borrower's business, there are currently no loans or other indebtedness for borrowed money.

          6.10 Margin Security. Borrower does not own any margin securities and none of the loans advanced hereunder will be used for the purpose of purchasing or carrying any margin securities or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase any margin securities or for any other purpose not permitted by Regulation G of the Board of Governors of the Federal Reserve System.

           6.11 Litigation and Proceedings. Except as disclosed on Schedule "2" attached hereto, no judgments are outstanding against Borrower or any Harold's Subsidiary, nor is there now pending or, to the best of Borrower's knowledge after diligent inquiry, threatened any litigation, contested claim or governmental proceeding by or against Borrower or any Harold's Subsidiary.

           6.12 Other Agreements. Borrower is not in default under any contract, lease, commitment or other agreement in excess of $10,000.00 which it is a party or by which it is bound. Borrower knows of no dispute regarding any contract,
lease, commitment or other    agreement.

             6.13 Employee Controversies. There are no controversies pending or, to the best of Borrower's knowledge, threatened between Borrower or any Harold's Subsidiary and any of its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material to the continued financial success and
well-     being of Borrower.

            6.14  Compliance  with  Laws  and  Regulations.   The
     execution and delivery by Borrower of this Agreement and all of the other Loan Documents and the performance of Borrower's obligations hereunder and thereunder are not, to the best of Borrower's knowledge, in contravention of any law, order, rule or regulation. Borrower is in compliance with all laws, orders, rules, regulations and ordinances of all federal, foreign, state and local governmental authorities relating to the business operations and the assets of Borrower except for laws, orders, rules, regulations and ordinances the violation of which would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or businesses.

          6.15 Pension Reform Act. No events, including, without limitation, any "Reportable Event" or "Prohibited Transac tions", as those terms are defined in the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time (herein, including any and all
     such       amendments,  called "ERISA"),  have  occurred  in
     connection  with  any      "Employee Benefit  Plan"  (herein
     called   "Pension   Plan")  of  Borrower   which       might
     reasonably be expected to constitute grounds for the termination of any such Pension Plan by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States District Court of a trustee to administer any such Pension Plan. Borrower's Pension Plan, if any, meet the minimum funding standards of Section 302 of ERISA.

           6.16 Survival of Representations and Warranties.   All
     representations       and  warranties  contained   in   this
     Agreement  or  any  of the other Loan  Documents       shall
     survive the execution and delivery of this Agreement.

      7. AFFIRMATIVE COVENANTS. Borrower covenants and agrees that, so long as any Liabilities remain outstanding, and (even if there shall be no Liabilities outstanding) so long as this Agreement remains in effect:

            7.1    Financial  Statements.   Except  as  otherwise
     expressly provided for herein, Borrower shall keep proper books of record and account in which full and true entries will be made of all dealings or transactions of or in relation to the business and affairs of Borrower, in
     accordance    with   generally   accepted         accounting
     principles consistently applied.  Borrower shall cause to be
     furnished      to Lender:

           (i) as soon as practicable and in any event within sixty (60) days after the end of each of the first three
     (3) fiscal quarters, a copy of the Form 10-Q most recently filed by Borrower with the Securities and Exchange Commission;

          (ii) as soon as practicable and in any event within one hundred twenty (120) days after the end of each fiscal year, (a) consolidated statements of income, retained earnings and changes in financial condition of Borrower for such year, and a consolidated balance sheet of Borrower as of the end of such
year,          in reasonable detail and satisfactory in scope  to
Lender and               examined by independent certified public
accountants of recognized          national standing selected  by
Borrower and satisfactory to Lender,         whose opinion  shall
be in scope and substance satisfactory to              Lender and
shall be accompanied by such accountants' "Management Letter" to Borrower, and (b) a copy of the Form 10-K filed for
the        previous  fiscal year by Borrower with the  Securities
and Exchange        Commission;

           (iii)      as  soon as practicable but  in  any  event
within  ten  (10)               days of delivery to  Borrower,  a
copy  of  any  letter issued by            Borrower's independent
certified  public  accountants  or  other              management
consultants with respect to Borrower's financial or accounting systems or controls;

           (iv) as soon as practicable but in any event not  more
than  ten             (10)  days  after the  President  or  chief
financial officer of               Borrower obtains knowledge  of
the  occurrence  of  an event or the             existence  of  a
circumstance  giving rise to an Event of  Default  or           a
Default, notice of any and all Events of Default or Defaults hereunder;

           (v)   Monthly  Reports for Borrower and  the  Harold's
Subsidiaries as required pursuant to Section 3.1;

           (vi)  Quarterly Reports for Borrower and the  Harold's
Subsidiaries as required pursuant to Section 3.2; and

            (vii)      with  reasonable  promptness,  such  other
business  or                    financial  data  as  Lender   may
request.

           All financial statements delivered to Lender pursuant to the requirements of this Section 7.1 (except where otherwise expressly indicated) shall be prepared in accordance with generally accepted accounting principles consistently applied. Together with each delivery of financial statements required by Section 7.1(i), Borrower shall deliver to Lender an officer's certificate (the
     "Compliance Certificate") stating that there exists no Default or Event of Default, or, if any Default or Event of Default exists, specifying the nature thereof, the period of existence thereof and what action Borrower proposes to take to cure the same. Together with each delivery of financial statements required by Section 7.1(ii)(b), Borrower shall deliver to Lender a certificate of the accountants who performed the audit in connection with such statements stating that in making the audit necessary to the issuance of a report on such financial statements, they have obtained no knowledge of any Default or Event of Default, or, if such accountants have obtained knowledge of a Default or Event of Default, specifying the nature and period of existence thereof. Such accountants shall not be liable by reason of any failure to obtain knowledge of any Default or Event of Default which would not be disclosed in the ordinary course of an audit. Lender shall exercise reasonable efforts to keep such information, and all information acquired by a result of any inspection conducted in accordance with
     Section 7.2, confidential, provided that Lender may communicate such information (a) to any other Person in accordance with the customary practices of commercial banks relating to routine trade inquiries, (b) to any court or regulatory authority having jurisdiction over Lender, (c) to any other Person in connection with Lender's sale of any participation in the Liabilities, or (d) to any other Person in connection with the exercise of Lender's rights hereunder or under any of the other Loan Documents. Borrower authorizes Lender to discuss the financial condition of Borrower with Borrower's independent public accountants and agrees that such discussion or communication shall be without liability to either Lender or Borrower's independent public accountants.

           7.2 Inspection. Lender, or any Person designated by Lender in writing, shall have the right, from time to time hereafter, to call at Borrower's place or places of business during reasonable business hours, and, without hindrance or delay, (i) to inspect, audit, check and make copies of and extracts from Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to Borrower's business or to any transactions between the parties hereto, (ii) to discuss the affairs, finances and business of Borrower with any officers, employees or directors of Borrower. Such inspections shall include, without limitation, a field audit of the operations of Borrower and Harold's Subsidiaries to take place within ninety (90) days of the Execution Date, such field audit to be at the cost and expense of Lender.

           7.3 Conduct of Business. Except as contemplated herein, Borrower shall maintain its corporate existence, shall maintain in full force and effect all licenses, permits, bonds, franchises, leases, patents, contracts and other rights necessary or desirable to the profitable conduct of its business, shall continue in, and limit its operations to, the same general line of business as that presently conducted by it and shall comply with all applicable laws, rules and regulations of any federal, state or local governmental authority, except for such laws, rules and regulations the violation of which would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or business.

           7.4 Claims and Taxes. Borrower agrees to indemnify and hold Lender harmless from and against any and all
     claims,    demands,   liabilities,        losses,   damages,
     penalties, costs, and expenses (including reasonable attorneys' fees) relating to or in any way arising out of the possession, use, operation or control of any of Borrower's assets. Borrower shall pay or cause to be paid all bonding premiums and related taxes and charges, and shall pay or cause to be paid all of Borrower's real and personal property taxes, assessments and charges and all of Borrower's franchise, income, unemployment, use, excise, old age benefit, withholding, sales and other taxes and other governmental charges assessed against Borrower, or payable by Borrower, at such times and in such manner as to prevent any penalty from accruing or any lien or charge from attaching to its property, provided that Borrower shall have the right to contest in good faith, by an appropriate proceeding promptly initiated and diligently conducted, the validity, amount or imposition of any such tax, assessment or charge, and upon such good faith contest to delay or refuse payment thereof, if (i) Borrower establishes adequate reserves to cover such contested taxes, assessment or charges, and (ii) such contest does not have a material adverse effect on the financial condition of Borrower, the ability of Borrower to pay any of the Liabilities.

           7.5 Borrower's Liability Insurance. Borrower shall maintain, at its expense, such public liability and third party property damage insurance in such amounts, with such deductibles and with such coverage as is consistent with the practice of other companies engaged in the same or similar industry as that of Borrower and otherwise acceptable to Lender.

           7.6   Borrower's Property Insurance.   Borrower  shall
provide the    following insurance coverage:

                (A) At its sole expense, keep and maintain its assets insured against loss or damage by fire, theft, explosion, spoilage and all other hazards and risks ordinarily insured against by other owners or users of such properties in similar businesses in an amount at least equal to the lesser of (i) the outstanding maximum revolving facility of the Liabilities or (ii) the full insurable value of all such property.

                (B) All such policies of insurance shall be in form and substance satisfactory to Lender. On or prior to the Execution Date, Borrower shall deliver to Lender a certificate evidencing each policy of insurance and evidence of payment of all premiums therefor (and, promptly thereafter, shall deliver to Lender the original (or a certified) copy of each such policy of insurance) and, thereafter, the original (or a certified) copy of each substitution therefor or renewal or amendment thereof promptly following each such substitution, renewal or amendment. If Borrower, at any time or times hereafter, shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Lender, without waiving or releasing any obligation or default by Borrower hereunder, may at any time or times thereafter (but shall be under no obligation to do so) obtain and maintain such policies of insurance and pay such premiums and take any other action with respect thereto which Lender deems advisable.

                (C) (i) in the event insurance proceeds with respect to loss of or damage to any Goods or other material assets of Borrower are received by Lender as required herein, such proceeds shall be remitted to Borrower promptly if (a) no Default of Event or Default exists at the time of receipt by Lender of such proceeds and (b) Lender shall have received from Borrower evidence satisfactory to Lender that Borrower shall apply such proceeds to the repair or replacement of the assets of Borrower, the loss of or damage to which gave rise to the proceeds, (ii) all insurance proceeds received by Lender shall, unless remitted to Borrower pursuant to clause (C)(i) of this Section 7.6, be applied to the outstanding Liabilities, in the inverse order of their maturity.

           7.7 Pension Plans. Borrower shall (i) keep in full force and effect any and all Pension Plans which are presently in existence or may, from time to time, come into existence under ERISA, unless such Pension Plans can be terminated without material liability to Borrower in connection with such termination (as distinguished from any continuing funding obligation); (ii) make contributions to all of Borrower's Pension Plan in a timely manner and in a sufficient amount to comply with the requirements of ERISA; (iii) comply with all material requirements of ERISA which relate to such plans; and (iv) notify Lender immediately upon receipt by Borrower of any notice of the institution of any proceeding or other action
     which may result in the termination of any   Pension Plan.

           7.8 Notice of Suit or Adverse Change in Business. Borrower shall, as soon as possible, and in any event within thirty (30) days after Borrower learns of the following, give written notice to Lender of (i) any proceeding in excess of $500,000.00 being instituted or threatened in writing to be instituted by or against Borrower or its respective Subsidiaries, including the Harold's Subsidiaries, if any, in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign), and (ii) any material adverse change in Borrower's financial
     condition, results of    operation or businesses.

           7.9 Financial Covenants. Borrower shall maintain the following:

                (A) Total Liabilities to Tangible Net Worth Ratio. Borrower shall maintain a Total Liabilities to Tangible Net Worth ratio of no greater than 1.25 to 1. The Total Liabilities to Tangible Net Worth Ratio shall be tested within forty-five (45) calendar days of the end of each fiscal quarter.

                (B) Minimum Tangible Net Worth. Borrower shall maintain a minimum consolidated Tangible Net Worth of $34,000,000.00. The Minimum Tangible Net Worth shall be tested within forty-five (45) calendar days of the end of each fiscal quarter.

            7.10 CMT Financial Statements. Borrower shall provide to Lender, immediately upon receipt, all monthly financial statements of CMT (including certificates of compliance) provided to Borrower by CMT or, alternatively, Borrower shall arrange for CMT to provide such financial
     statements directly to        Lender.

           7.11 Management of Borrower. There shall be no change in the management of Borrower during the term of this Agreement, except that no fewer than two of the following individuals shall hold the offices reflected in this Section 7.11: (i) Harold G. Powell, Chairman of the Board of Borrower; (ii) Rebecca Powell Casey, Chief Executive Officer of Borrower; (iii) H. Rainey Powell, President of Borrower; and (iv) Kenneth C. Row, Executive Vice President of Borrower.

           7.12 Ownership of Borrower. Harold G. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Michael T. Casey, the spouses of any of the foregoing individuals or the trustees of any trust established by one of the foregoing individuals for the benefit of family
     members   will   in   the       aggregate  maintain   either
     (i) control no less than forty percent (40%) of the voting common stock of Borrower, or (ii) control such number of shares and hold options for additional shares to be able to obtain no less than forty percent (40%) of the voting common stock of Borrower.

     8. NEGATIVE COVENANTS. Borrower covenants and agrees that so long as any Liabilities remain outstanding, and (even if there shall be no Liabilities outstanding) so long as this Agreement remains in effect (unless Lender shall give its prior written consent thereto):

          8.1 Encumbrances. Except as set forth on Schedule "3" attached hereto, or as otherwise contemplated herein, Borrower will not create, incur, grant, assume or suffer to exist any security interest, mortgage, pledge, lien or other encumbrance of any nature whatsoever on any of its Accounts or Inventory other than (i) liens securing the payment of taxes, either not yet due or the validity of which is being contested in good faith and with due diligence by appropriate proceedings, and as to which Borrower shall, if appropriate under generally accepted accounting principles, have set aside on its books and records adequate reserves; (ii) deposits under workmen's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations or surety or appeal bonds, or to secure indemnity, performance or other similar bonds in the ordinary course of business; and (iii) liens which arise by operation of law; and (iv) zoning restrictions, easements, licenses, covenants and other
     restrictions   affecting the use of real property.

           8.2   Sale  or Other Disposition of Assets.   Borrower
     will not sell, transfer or otherwise dispose of any assets except in the ordinary course of business.

            8.3   Other  Liabilities.   Borrower  will  incur  no
Liabilities  other    than as specifically contemplated  in  this
Agreement.

          8.4 Consolidations, Mergers or Acquisitions. Borrower shall not recapitalize or consolidate with, merge with, or otherwise acquire all or substantially all of the assets or properties of any other Person other than Harold's Subsidiaries.

            8.5 Basic Business. Borrower and Harold's Subsidiaries shall not discontinue or enter into businesses materially different from their basic businesses as they now exist, provided, however, that notwithstanding anything to the contrary set forth in this Agreement, Lender consents to the proposed dissolution of Harold's of Dallas, Inc., Harold's of the Galleria, Inc., Harold's of Ft. Worth, Inc., Harold's Clothing, Inc. and Harold's of Texas, Inc. as previously disclosed to Lender.

          8.6  Investments.  Borrower shall not make or permit to
exist      investments  except  investments  in  Cash  Equivalent
Investments   or   loans      to  others   as   permitted   under
Section 8.8.

          8.7  Guarantees.  Borrower shall not guarantee, endorse
or    otherwise       in  any way become or  be  responsible  for
obligations of any other Person, whether by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of
working     capital   or   other  balance  sheet   covenants   or
conditions,   or   by   way   of  stock       purchase,   capital
contribution, advance or loan for the purpose of paying or discharging any indebtedness or obligation of such other person or otherwise, except endorsements of negotiable
instruments for collection in the ordinary   course of business.

           8.8 Loans to Others. Borrower will not loan funds to any Person except: (a) temporary financing for the creation of new Harold's stores, (b)loans to employees or stockholders of Borrower which at any time are less than $450,000.00 in the aggregate, (c) loans to Corner Properties, Inc., a Harold's Subsidiary, (d) extensions of credit made to other Harold's Subsidiaries in the ordinary course of business or (e) the CMT Loan.

           8.9   Settlement or Restructure of CMT Loan.  Borrower
shall not      settle or restructure the CMT Loan.

           8.10 New Outlets or Stores. Borrower covenants and agrees that without the prior written consent of Lender, neither it nor any Harold's Subsidiary will execute a Lease Agreement for any new retail outlets or Harold's stores to open in fiscal year 1999 if Borrower reports a loss, as indicated by negative net income reflected in the Forms 10-Q provided to Lender pursuant to Section 7.1(i), for any two consecutive quarters commencing with the third quarter of fiscal quarter 1998, provided, however, that for purposes of this Section, "new" retail outlets or Harold's stores shall not include relocations of existing stores to another location within the same shopping center or elsewhere in the same retail market.

           8.11 Amendment of Certificate of Incorporation or Bylaws. Borrower shall not amend its Certificate of Incorporation or Bylaws except in such a manner as would neither (i) adversely affect the ability of Borrower to perform its obligations under this Agreement or the other Loan Documents nor (ii) violate any other provision of this Agreement or the other Loan Document.

           8.12 Transactions with Subsidiaries and Affiliates. Borrower shall not enter into any transaction including, without limitation, the purchase, sale or exchange of property or the rendering of any service to any Subsidiary, including the Harold's Subsidiaries, or Affiliate except in the ordinary course of and pursuant to the reasonable
     requirements of Borrower's business and upon       fair  and
     reasonable terms no less favorable to Borrower than would be obtained in a comparable arm's length transaction with an unaffiliated person or corporation.

     9.   DEFAULT, RIGHTS AND REMEDIES OF LENDER.

           9.1 Liabilities. In the event a Default described in clause (g) of the definition of "Default" shall exist or occur, all of the Liabilities shall automatically, without notice of any kind, be immediately due and payable; and in the event any other Default shall exist or occur, any or all of the Liabilities may, at the option of Lender, and after applicable grace period and without demand or notice of any kind, be declared, and thereupon shall become, immediately due and payable.

           9.2 Rights and Remedies Generally. In the event of a Default, Lender shall have, in addition to any other rights and remedies contained in this Agreement or in any of the other Loan Documents, all of the rights and remedies of a secured party under the Code or other applicable laws, all of which rights and remedies shall be cumulative, and none exclusive, to the extent permitted by law.

           9.3   Waiver of Demand.  Demand, presentment, protest,
notice  of       protest,  and notice of  nonpayment  are  hereby
waived by Borrower.

     10.  MISCELLANEOUS.

           10.1 Waiver. Lender's failure, at any time or times hereafter, to require strict performance by Borrower of any provision of this Agreement shall not constitute a waiver, or affect or diminish any right of Lender thereafter to demand strict compliance and performance therewith. Any suspension or waiver by Lender of a Default by Borrower on any occasion under this Agreement or any of the other Loan Documents shall not suspend, constitute a waiver or affect any other Default by Borrower under this Agreement or any of the other Loan Documents, whether the same is prior or subsequent thereto and whether of the same or of a different kind or character. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or any of the other Loan Documents and no Default by Borrower under this Agreement or any of the other Loan Documents shall be deemed to have been suspended or waived by Lender unless such suspension or waiver is in writing signed by an officer
     of  Lender,  and       directed to Borrower specifying  such
     suspension or waiver.

           10.2 Lender's Closing Costs and Expenses. Borrower shall reimburse Lender on demand for all reasonable expenses and fees paid or incurred in connection with the documentation, negotiation and closing of the financing transactions described herein, including, without limitation, filing and recording fees, including governmental, and the reasonable costs and expenses of Lender's attorneys.

           10.3 Other Costs and Attorneys' Fees. If at any time or times after the Execution Date, Lender employs counsel in connection with collecting the Liabilities or in connection with any matters contemplated by or arising out of this Agreement or any of the Loan Documents, then Borrower shall pay all of the reasonable attorneys' fees, expenses, charges and costs arising pursuant thereto and such fees, expenses, charges and costs, together with interest, depending upon the Loan or Loans at issue, at the respective rates prescribed in Sections 2.1.4, 2.2.8, 2.3.2 or 2.4.3, as applicable, shall be part of the Liabilities, payable on demand.

           10.4 Expenditures by Lender. In the event Borrower shall fail to pay taxes, insurance, assessments, costs or expenses which Borrower is are, under any of the terms hereof, required to pay Lender may, in its sole discretion, make expenditures for any or all of such purposes, and the amount so expended, together with interest thereon at the Default rate prescribed in Section 2.3.4, shall be part of the Liabilities, payable on demand.

           10.5 Reliance by Lender. All covenants, agreements, representations and warranties made herein by Borrower shall, notwithstanding any investigation by Lender, be deemed to be material to and to have been relied upon by Lender.

           10.6 Parties. Whenever in this Agreement there is reference made to any of the parties hereto, such reference shall be deemed to include, wherever applicable, a reference to the successors and assigns of Borrower and the successors and assigns of Lender. Borrower shall not, without the prior written consent of Lender, assign or delegate any of its rights or obligations hereunder or any part of the Liabilities to any other Person.

           10.7 Applicable Law; Severability. This Agreement shall be construed in all respects in accordance with, and governed by, all of the provisions of the Code and by the other internal laws (as opposed to conflicts of law provisions) of the State of Oklahoma. Wherever possible, each provision of this Agreement shall be interpreted in
     such   manner  as  to  be  effective  and  valid       under
     applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the
     remainder        of   such  provisions  or   the   remaining
     provisions of this Agreement.

           10.8 Submission to Jurisdiction. Borrower hereby consents to the jurisdiction of any local, state or federal court located within the Western District of the State of Oklahoma and waives any objection which Borrower may have based on improper venue or forum non conveniens to the
     conduct of     any proceeding in any such court.

          10.9 Application of Payments. From and after the occur rence of a Default, notwithstanding any contrary provision contained in this Agreement or in any of the other Loan Documents, Borrower irrevocably waives the right to direct the application of any and all payments at any
     time  or  times  thereafter       received  by  Lender  from
     Borrower and Borrower hereby irrevocably agrees that Lender shall have the continuing exclusive right to apply and reapply any and all payments received at any time or times hereafter against the Liabilities in such manner as Lender may deem advisable, notwithstanding any entry by Lender upon any of its books and records.

           10.10 Marshalling; Payments Set Aside. Lender shall be under no obligation to marshall any assets in favor of Borrower or any other party or against or in payment of any or all of the Liabilities. To the extent that
     Borrower makes a payment or payments to Lender and such payment or payments or set-off or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred.

          10.11     Section Titles.  The section titles contained
in  this    Agreement  shall be without  substantive  meaning  or
content  of  any kind      whatsoever and are not a part  of  the
agreement between the parties.

          10.12 Continuing Effect. This Agreement and all of the other Loan Documents shall continue in full force and effect so long as any Liabilities shall be owed to Lender, and (even if there shall be no Liabilities outstanding) so long as this Agreement has not been terminated as provided in Section 2.6.

           10.13 Notices. Except as otherwise expressly provided herein, any notice required or desired to be served, given or delivered hereunder shall be in writing, shall be addressed to the Person to be notified as follows (or to such other address or addresses as may hereafter
     be furnished in writing by the     Person to be notified):

          (i)  If to Lender at:

               NationsBank, N.A.
               211 North Robinson Avenue
               P. O. Box 25189
               Oklahoma City, Oklahoma  73102-0189
               Attention:  Kelly H. Sachs, Vice President
               Fax: (405) 230-4089

               with a copy to:

               Phillips McFall McCaffrey McVay & Murrah
               12th Floor, One Leadership Square
               211 North Robinson
               Oklahoma City, Oklahoma  73102
               Attention:  J. Mark Lovelace, Esq.
               Fax: (405) 235-4133

          (ii) If to Borrower at:

               Harold's Stores, Inc.
               765 Asp
               P. O. Box 2970
               Norman, Oklahoma   73069
               Attention:  H. Rainey Powell, President
                           and Chief Operating Officer
               Fax: (405) 366-2588

               with a copy to:

               Crowe & Dunlevy, Luttrell, Pendarvis & Rawlinson
               104 E. Eufaula Street
               P. O. Box 1286
               Norman, Oklahoma  73070-1286
               Attention:  Gary C. Rawlinson, Esq.
               Fax: (405) 272-5292

     and notice shall be deemed to have been validly served, given or delivered on (i) the date of delivery, if delivered in person. (ii) the third Business Day after deposit in the United States mails, if delivered by certified mail, return receipt requested, (iii) the first Business Day after delivery to the courier, if delivered by private overnight courier service, or (iv) upon actual receipt thereof, if delivered by facsimile or in any other manner.

             10.14        Participations.    Lender   may    sell
     participations in all or in part of any Loan or Note or any part thereof, to another bank or other entity. All amounts payable by Borrower hereunder shall be made as if Lender had not sold such participation. Lender may furnish any information in possession of Lender and concerning Borrower from time to time to participants or prospective participants.

          10.15 Entire Agreement. This Agreement constitutes the entire agreement and understanding among the parties with respect to the matters contained in this Agreement, and supersedes all other agreements among and representations by the parties with respect to such matters.

           10.16 Effect of Amendment. This Agreement is, in part, a renewal, extension and restatement of, and an amendment to, the Original Agreement. The Liabilities of Borrower originally evidenced by the Original Agreement and the other Loan Documents are continuing and nothing contained herein shall be construed to be paid any portion of the outstanding balance of the Liabilities or the releasing or terminating of any mortgage, lien, pledge, assignment, security interest or encumbrances securing payment of the Liabilities.

          10.17     Counterparts.  This Agreement may be executed
     in any number of counterparts, each of which shall be deemed
     to   be  an  original,  but  all  of  which  together  shall
     constitute but one and the same instrument.

     IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first above written.

     "LENDER":                NATIONSBANK, N.A.


                              By:
                                   Kelly H. Sachs, Vice President


     "BORROWER":              HAROLD'S STORES, INC.


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer
                            Exhibits

Exhibit   "A"                Fourteenth  Amended   and   Restated
Revolving Note
Exhibit "B"              Tenant Improvement Note
Exhibit "C"              Letter of Credit Note
Exhibit "D"              Term Note
Exhibit "E"              Borrower's Monthly Report
Exhibit "F"              Borrower's Quarterly Report
Exhibit "G"              Negative Pledge Agreement
Exhibit   "H"               Collateral  Assignment  and  Security
Agreement
Exhibit "I-1"       Security Agreement and Assignment of Borrower
Exhibit "I-2"       Security Agreement and Assignment of Harold's
Subsidiaries
Exhibit "J"              Borrower's Request for Advance



                           Exhibit "A"



     FOURTEENTH AMENDED AND RESTATED REDUCING REVOLVING NOTE
                        (Revolving Loan)


$21,500,000.00                               November 10, 1997
                                          Oklahoma City, Oklahoma

      For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 1999, the principal sum of Twenty-One Million Five Hundred Thousand and No/100 Dollars ($21,500,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

            The unpaid principal amount from time to time outstanding under this Note shall bear interest from the date hereof at the following rates per annum: (a) prior to maturity, at a rate equal to one and five-eighths of one percent (1.625%) plus either the one (1) month or three (3) month LIBOR Rate, as hereinafter defined, from time to time in effect; and (b) after maturity of any installment, whether by acceleration or otherwise, until paid at a rate equal to the sum of (i) five percent (5%) plus (ii) the then applicable annual rate then in effect.

           "LIBOR Rate" shall mean the London Interbank Offered Rate for either (i) one (1) month or (ii) three (3) months, as published in The Wall Street Journal indicating the average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks, as elected by Borrower on the 15th day of each month, such election to be effective until the 15th day of the following month. If the 15th day of a month falls on a date when The Wall Street Journal is not published, then the one
     (1) month or three (3) month LIBOR Rate published in the following issue of The Wall Street Journal shall be the basis of the applicable LIBOR Rate to be elected by Borrower.

           Accrued  interest  shall be payable monthly  beginning
     November 30, 1997 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.
      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including those under which the indebtedness evidenced by this Note may be declared to be immediately due and payable. Additionally, the availability under this Note shall be reduced to a maximum of Nineteen Million Dollars ($19,000,000.00) immediately after the close of business on November 30, 1997, as more fully set forth in the Credit Agreement. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement.

     This Note is an amendment and restatement of, and substitute and replacement for, that certain Thirteenth Amended and Restated Reducing Revolving Note dated September 30, 1997 in the original principal amount of $21,500,000.00 payable to the order of Lender (the "Prior Note"). The indebtedness of Maker originally evidenced by the Prior Note is a continuing indebtedness all of which is now evidenced by this Note and nothing herein contained shall be construed to deem paid the Prior Note.

      Maker shall have the right to prepay this Note in whole or in part at any time and from time to time without premium or penalty, but with interest to the date of payment on the amount prepaid. All payments under this Note shall be applied first to any accrued interest and then to principal.

      Maker agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, Maker shall pay to the holder hereof its reasonable attorney's fees, together with all court costs and other expenses incurred and paid by such holder.

      Maker, endorsers, sureties and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

      The failure of the holder of this Note to exercise any of the remedies or options set forth in this Note or in any instrument securing payment hereof, upon the occurrence of one or more events of default, shall not constitute a waiver of the right to exercise the same or any other remedy at any subsequent time in respect to the same or any other event of default. The acceptance of the holder hereof of any payment which is less than the total of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing remedies or options at that time or any subsequent time, or nullify any prior exercise of any such remedy or option, without the express consent of the holder hereof, except as and to the extent otherwise provided by law.

      It is the intention of Maker and Lender to comply strictly with all applicable usury laws; accordingly, it is agreed that notwithstanding any provisions to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Note or other documents require the payment or permit the collection of an aggregate amount of interest in excess of the maximum amount permitted by any laws which may apply to this transaction, including the laws of the State of Oklahoma.

     If any such excess of interest is contracted for, charged or received under this Note or under the terms of any of the documents securing payment hereof or otherwise relating hereto, or if the maturity of the indebtedness evidenced by this Note is accelerated in whole or in part, or if all or part of the principal or interest of this Note shall be prepaid, so that under any of such circumstances the amount of interest (including all amounts payable hereunder or in connection with the loan evidenced hereby which are not denominated as interest but which constitute interest under applicable laws) contracted for, charged or received under this Note shall exceed the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, then in any such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker hereof nor any other person or entity now or hereafter liable for the payment hereof shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, (c) any such excess interest which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or, if this Note shall have been paid in full, refunded to Maker, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or under such other documents which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable usury laws, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by the holder or holders hereof in connection with such loan.

      Maker and Lender intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Maker and Lender under the remainder of this Note shall continue in full force and effect.

      The records of the holder of this Note shall be prima facie evidence of the amount owing on this Note. This Note may be assigned by holder without the prior consent of Maker.

      This Note is made under and governed by the laws of the State of Oklahoma.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date indicated above.

                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer


STATE OF OKLAHOMA        )
                         )  SS.
COUNTY OF CLEVELAND )

      This instrument was acknowledged before me this 10th day of
November,  1997  by  H.  Rainey Powell, as  President  and  Chief
Operating   Officer  of  Harold's  Stores,  Inc.,   an   Oklahoma
corporation.



                                   Notary Public
My Commission Expires:


     [SEAL]


                           Exhibit "B"



                         REVOLVING NOTE
                    (Tenant Improvement Loan)


$3,000,000.00                                November 10, 1997
                                          Oklahoma City, Oklahoma

      For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 1999, the principal sum of Three Million and No/100 Dollars ($3,000,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

            The unpaid principal amount from time to time outstanding under this Note shall bear interest from the date hereof at the following rates per annum: (a) prior to maturity at a rate per annum equal to the LIBOR Rate plus the following amount, determined according to the current calculation of Tangible Net Worth under Section 7.9(B) of the Credit Agreement as hereinafter defined:

                  Minimum   Tangible   Net   Worth           Rate
Differential

                    $35,800,000.00              plus 1.625%

                    $35,000,000.00              plus 1.875%

                    $34,000,000.00              plus 2.125%;

     and (b) after maturity of any installment, whether by acceleration or otherwise, until paid at a rate of (i) five percent (5%) plus (ii) the then applicable annual rate then in effect.

           "LIBOR Rate" shall mean the London Interbank Offered Rate for either (i) one (1) month or (ii) three (3) months, as published in The Wall Street Journal indicating the average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks, as elected by Borrower on the 15th day of each month, such election to be effective until the 15th day of the following month. If the 15th day of a month falls on a date when The Wall Street Journal is not published, then the one
     (1) month or three (3) month LIBOR Rate published in the following issue of The Wall Street Journal shall be the basis of the applicable LIBOR Rate to be elected by Borrower.

           Accrued  interest  shall be payable monthly  beginning
     November 30, 1997 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including those under which the indebtedness evidenced by this Note may be declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement.

      Maker shall have the right to prepay this Note in whole or in part at any time and from time to time without premium or penalty, but with interest to the date of payment on the amount prepaid. All payments under this Note shall be applied first to any accrued interest and then to principal.

      Maker agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, Maker shall pay to the holder hereof its reasonable attorney's fees, together with all court costs and other expenses incurred and paid by such holder.

      Maker, endorsers, sureties and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

      The failure of the holder of this Note to exercise any of the remedies or options set forth in this Note or in any instrument securing payment hereof, upon the occurrence of one or more events of default, shall not constitute a waiver of the right to exercise the same or any other remedy at any subsequent time in respect to the same or any other event of default. The acceptance of the holder hereof of any payment which is less than the total of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing remedies or options at that time or any subsequent time, or nullify any prior exercise of any such remedy or option, without the express consent of the holder hereof, except as and to the extent otherwise provided by law.

      It is the intention of Maker and Lender to comply strictly with all applicable usury laws; accordingly, it is agreed that notwithstanding any provisions to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Note or other documents require the payment or permit the collection of an aggregate amount of interest in excess of the maximum amount permitted by any laws which may apply to this transaction, including the laws of the State of Oklahoma.

     If any such excess of interest is contracted for, charged or received under this Note or under the terms of any of the documents securing payment hereof or otherwise relating hereto, or if the maturity of the indebtedness evidenced by this Note is accelerated in whole or in part, or if all or part of the principal or interest of this Note shall be prepaid, so that under any of such circumstances the amount of interest (including all amounts payable hereunder or in connection with the loan evidenced hereby which are not denominated as interest but which constitute interest under applicable laws) contracted for, charged or received under this Note shall exceed the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, then in any such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker hereof nor any other person or entity now or hereafter liable for the payment hereof shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, (c) any such excess interest which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or, if this Note shall have been paid in full, refunded to Maker, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or under such other documents which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable usury laws, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by the holder or holders hereof in connection with such loan.

      Maker and Lender intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Maker and Lender under the remainder of this Note shall continue in full force and effect.

      The records of the holder of this Note shall be prima facie evidence of the amount owing on this Note. This Note may be assigned by holder without the prior consent of Maker.

      This Note is made under and governed by the laws of the State of Oklahoma.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date indicated above.

                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer


STATE OF OKLAHOMA        )
                         )  SS.
COUNTY OF CLEVELAND )

      This instrument was acknowledged before me this 10th day of
November,  1997  by  H.  Rainey Powell, as  President  and  Chief
Operating   Officer  of  Harold's  Stores,  Inc.,   an   Oklahoma
corporation.



                                   Notary Public
My Commission Expires:


     [SEAL]


                           Exhibit "C"



                         REVOLVING NOTE
                   (Letter of Credit Facility)


$2,000,000.00                                November 10, 1997
                                          Oklahoma City, Oklahoma

      For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 1998, the principal sum of Three Million and No/100 Dollars ($3,000,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

            The unpaid principal amount from time to time outstanding under this Note shall bear interest from the date hereof at the following rates per annum: (a) prior to maturity on the average daily outstanding balance of the liabilities under the Letter of Credit Facility at a rate per annum equal to the LIBOR Rate plus two percent (2.00%); and (b) after maturity of any installment, whether by acceleration or otherwise, until paid at a rate of (i) five percent (5%) plus (ii) the then applicable annual rate then in effect.

           "LIBOR Rate" shall mean the London Interbank Offered Rate for either (i) one (1) month or (ii) three (3) months, as published in The Wall Street Journal indicating the average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks, as elected by Borrower on the 15th day of each month, such election to be effective until the 15th day of the following month. If the 15th day of a month falls on a date when The Wall Street Journal is not published, then the one
     (1) month or three (3) month LIBOR Rate published in the following issue of The Wall Street Journal shall be the basis of the applicable LIBOR Rate to be elected by Borrower.

           Accrued  interest  shall be payable monthly  beginning
     November 30, 1997 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including those under which the indebtedness evidenced by this Note may be declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement.

      Maker shall have the right to prepay this Note in whole or in part at any time and from time to time without premium or penalty, but with interest to the date of payment on the amount prepaid. All payments under this Note shall be applied first to any accrued interest and then to principal.

      Maker agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, Maker shall pay to the holder hereof its reasonable attorney's fees, together with all court costs and other expenses incurred and paid by such holder.

      Maker, endorsers, sureties and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

      The failure of the holder of this Note to exercise any of the remedies or options set forth in this Note or in any instrument securing payment hereof, upon the occurrence of one or more events of default, shall not constitute a waiver of the right to exercise the same or any other remedy at any subsequent time in respect to the same or any other event of default. The acceptance of the holder hereof of any payment which is less than the total of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing remedies or options at that time or any subsequent time, or nullify any prior exercise of any such remedy or option, without the express consent of the holder hereof, except as and to the extent otherwise provided by law.

      It is the intention of Maker and Lender to comply strictly with all applicable usury laws; accordingly, it is agreed that notwithstanding any provisions to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Note or other documents require the payment or permit the collection of an aggregate amount of interest in excess of the maximum amount permitted by any laws which may apply to this transaction, including the laws of the State of Oklahoma.

     If any such excess of interest is contracted for, charged or received under this Note or under the terms of any of the documents securing payment hereof or otherwise relating hereto, or if the maturity of the indebtedness evidenced by this Note is accelerated in whole or in part, or if all or part of the principal or interest of this Note shall be prepaid, so that under any of such circumstances the amount of interest (including all amounts payable hereunder or in connection with the loan evidenced hereby which are not denominated as interest but which constitute interest under applicable laws) contracted for, charged or received under this Note shall exceed the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, then in any such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker hereof nor any other person or entity now or hereafter liable for the payment hereof shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, (c) any such excess interest which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or, if this Note shall have been paid in full, refunded to Maker, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or under such other documents which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable usury laws, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by the holder or holders hereof in connection with such loan.

      Maker and Lender intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Maker and Lender under the remainder of this Note shall continue in full force and effect.

      The records of the holder of this Note shall be prima facie evidence of the amount owing on this Note. This Note may be assigned by holder without the prior consent of Maker.

      This Note is made under and governed by the laws of the State of Oklahoma.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date indicated above.

                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer


STATE OF OKLAHOMA        )
                         )  SS.
COUNTY OF CLEVELAND )

      This instrument was acknowledged before me this 10th day of
November,  1997  by  H.  Rainey Powell, as  President  and  Chief
Operating   Officer  of  Harold's  Stores,  Inc.,   an   Oklahoma
corporation.



                                   Notary Public
My Commission Expires:


     [SEAL]

                           Exhibit "D"



                            TERM NOTE



$2,340,792.00                                November 10, 1997
                                          Oklahoma City, Oklahoma

           For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before
June  30,  1999  the principal sum of Two Million  Three  Hundred
Forty Thousand Seven Hundred Ninety-Two and No/100 Dollars ($2,340,792.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

            The unpaid principal amount from time to time outstanding under this Note shall bear interest from the date hereof at the following rates per annum: (a) prior to maturity at a rate per annum equal to the LIBOR Rate plus the following amount, determined according to the current calculation of Tangible Net Worth under Section 7.9(B) of the Credit Agreement, as hereinafter defined:

                  Minimum   Tangible   Net   Worth           Rate
Differential

                    $35,800,000.00              plus 1.625%

                    $35,000,000.00              plus 1.875%

                    $34,000,000.00              plus 2.125%;

     and (b) after maturity of any installment, whether by acceleration or otherwise, until paid at a rate of (i) five percent (5%) plus (ii) the then applicable annual rate then in effect.

           "LIBOR Rate" shall mean the London Interbank Offered Rate for either (i) one (1) month or (ii) three (3) months, as published in The Wall Street Journal indicating the average of interbank offered rates for dollar deposits in the London market based on the quotation at five major banks, as elected by Maker on the 15th day of each month, such election to be effective until the 15th day of the following month. If the 15th day of a month falls on a date when The Wall Street Journal is not published, then the one
     (1) month or three (3) month LIBOR Rate published in the following issue of The Wall Street Journal shall be the basis of the applicable LIBOR Rate to be elected by Maker.

          Principal in an amount equal to the amount of principal due to Maker from CMT pursuant to the CMT Loan, plus accrued interest, shall be payable monthly beginning November 30, 1997 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable. Each monthly installment payment made under this Note shall be applied first to the unpaid interest accrued and then to the principal balance thereof.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including those under which the indebtedness evidenced by this Note may be declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement.

      Maker shall have the right to prepay this Note in whole or in part at any time and from time to time without premium or penalty, but with interest to the date of payment on the amount prepaid. All payments under this Note shall be applied first to any accrued interest and then to principal.

      Maker agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, Maker shall pay to the holder hereof its reasonable attorney's fees, together with all court costs and other expenses incurred and paid by such holder.

      Maker, endorsers, sureties and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

      The failure of the holder of this Note to exercise any of the remedies or options set forth in this Note or in any instrument securing payment hereof, upon the occurrence of one or more events of default, shall not constitute a waiver of the right to exercise the same or any other remedy at any subsequent time in respect to the same or any other event of default. The acceptance of the holder hereof of any payment which is less than the total of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing remedies or options at that time or any subsequent time, or nullify any prior exercise of any such remedy or option, without the express consent of the holder hereof, except as and to the extent otherwise provided by law.

      It is the intention of Maker and Lender to comply strictly with all applicable usury laws; accordingly, it is agreed that notwithstanding any provisions to the contrary in this Note, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Note or other documents require the payment or permit the collection of an aggregate amount of interest in excess of the maximum amount permitted by any laws which may apply to this transaction, including the laws of the State of Oklahoma.

     If any such excess of interest is contracted for, charged or received under this Note or under the terms of any of the documents securing payment hereof or otherwise relating hereto, or if the maturity of the indebtedness evidenced by this Note is accelerated in whole or in part, or if all or part of the principal or interest of this Note shall be prepaid, so that under any of such circumstances the amount of interest (including all amounts payable hereunder or in connection with the loan evidenced hereby which are not denominated as interest but which constitute interest under applicable laws) contracted for, charged or received under this Note shall exceed the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, then in any such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker hereof nor any other person or entity now or hereafter liable for the payment hereof shall be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by the applicable usury laws, as now or hereafter enacted, (c) any such excess interest which may have been collected shall be either applied as a credit against the then unpaid principal amount hereof or, if this Note shall have been paid in full, refunded to Maker, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or under such other documents which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable usury laws, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by the holder or holders hereof in connection with such loan.

      Maker and Lender intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Maker and Lender under the remainder of this Note shall continue in full force and effect.

      The records of the holder of this Note shall be prima facie evidence of the amount owing on this Note. This Note may be assigned by holder without the prior consent of Maker.

      This Note is made under and governed by the laws of the State of Oklahoma.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date indicated above.

                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer


STATE OF OKLAHOMA        )
                         )  SS.
COUNTY OF CLEVELAND )

      This instrument was acknowledged before me this 10th day of
November,  1997  by  H.  Rainey Powell, as  President  and  Chief
Operating   Officer  of  Harold's  Stores,  Inc.,   an   Oklahoma
corporation.



                                   Notary Public
My Commission Expires:


     [SEAL]


                           Exhibit "E"




        MONTHLY BORROWING BASE AND COMPLIANCE CERTIFICATE

                      HAROLD'S STORES, INC.

                    DATE:  For Period Ending



NationsBank, N.A.
P. O. Box 25189
Oklahoma City, Oklahoma  73125-0189

ATTN:  Kelly H. Sachs, Vice President

Dear Kelly:

      This certificate is hereby submitted in compliance with the requirements of that certain Third Amended and Restated Credit Agreement entered into and effective November 10, 1997 (the "Credit Agreement") by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender").

       By execution hereof, the undersigned duly authorized officer, on behalf of Borrower certifies that: (1) no Default and no Event of Default has occurred or is continuing under the terms of any of the Financing Agreements or, if a Default or Event of Default has occurred during such month, attached hereto as Schedule "2" is a description of such Default or Event of Default and of the actions Borrower has taken or intends to take to cure the same, (2) all representations and warranties contained in the Financing Agreements remain as true and correct on this date as when they were originally submitted to the Lender, and (3) the facts and information provided herein and in the case of any accompanying request for disbursement on Borrower's Revolving Note is true and correct. The following information is a true and correct summary of all eligible accounts receivable and inventory and the financial condition of the Borrower. Attached hereto as Schedule "1" is a true and correct summary of all trade accounts receivable.

A.
    The Borrowing Base is correctly computed below:

            1.   Accounts resulting from
            invoices to retail customers
            of Borrower for purchases                   $
            billed to such customers'
            accounts

            (a)     Less each Account      ($   )
            subject to setoff or other
            claim

            (b)     Less each Account      ($   )
            where collection is doubtful

            (c)     Less each Account if
            any minimum portion is         ($   )
            unpaid for more than 60 days
            under any statement

            (d)     Less any Account
            where the account debtor is    ($   )
            insolvent or in receivership

            (e)     Less any affiliate,
            intercompany or interstore     ($   )
            accounts

            (f)     Less Accounts
            subject to liens in favor of   ($   )
            Persons other than Lender

            (g)     Eligible Accounts -
            Net                                         $
                      [1 - (a) - (b) -
            (c) - (d) - (e) - (f)]

            2.     Inventory (Estimated)                $

            3.     Borrowing Base          $
            Calculation

                    (a)     multiply
            1(g) by .80

                    (b)    multiply 2 by   $
            .60

                    (c)    Enter the
            lesser of (i) $21,500,000      $
                      (commencing
            December 1, 1997,
                      $19,000,000) or
            (ii) the sum of 3(a) plus
            3(b)

                    (d)    less amount     ($   )
            funded on facility

                    (e)    less            ($   )
            Commercial L/Cs issued

                    (f)    less Standby    ($   )
            L/Cs issued



                      Borrowing Base       $


B.   The  following are correct computations of Borrower's  Total
Liabilities and Tangible Net Worth.

            1.   Borrower's Total
            Liabilities Calculation

                       (a) All
            obligations of Borrower
            which, in accordance with      $
            GAAP, would be shown on
            Borrower's balance sheet as
            a liability

                       (b)      All
            rental obligations under       $
            leases required to be
            capitalized under GAAP

                       (c)      All        $
            guarantees and other
            contingent liabilities

                       (d)
            Liabilities of others          $
            secured by lien or security
            interest in Borrower's
            property

                       (e)      Less       ($   )
            debt expressly subordinated
            to Lender

                       (f)
            Borrower's Total Liabilities                $
                      [(a) + (b) + (c) +
            (d) - (e)]

            2.   Borrower's Tangible Net
            Worth Calculation

                      (a)                  $
            Stockholders' equity in
            Borrower

                      (b)       Plus       $
            debt expressly subordinated
            to Lender

                      (c)       Less       ($   )
            General Intangibles

                      (d)       Less       ($   )
            receivables due from
            shareholders

                      (e)       Less
            receivables due from any       ($   )
            Affiliate or Subsidiary

                      (f)
            Borrower's Tangible Net                     $
            Worth
                      [(a) + (b) - (c) -
            (d) - (e)]

    The Tangible Net Worth shall be no less than $34,000,000 at all times.


C. The following ratio is correctly computed below (on a Quarterly Basis):

             1.   Total Liabilities to
             Tangible Net Worth Ratio
                  [calculated as 1(e)             :1
             divided by 2(f)]

    The Total Liabilities to Tangible Net Worth Ratio shall not exceed 1.25:1.
D. New Stores openings scheduled for this month (list by date and location):

1.

2.

3.

4.




Sincerely,

HAROLD'S STORES, INC.



By:

Title:


                           Exhibit "F"




        QUARTERLY BORROWING BASE & COMPLIANCE CERTIFICATE

                      HAROLD'S STORES, INC.

                    DATE:  For Period Ending



NationsBank, N.A.
P. O. Box 25189
Oklahoma City, Oklahoma  73125-0189

ATTN:  Kelly H. Sachs, Vice President

Dear Kelly:

      This certificate is hereby submitted in compliance with the requirements of that certain Third Amended and Restated Credit Agreement entered into and effective November 10, 1997 (the "Credit Agreement") by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower") and NATIONSBANK, N.A. ("Lender").

       By  execution  hereof,  the  undersigned  duly  authorized
officer,  on  behalf  of  Borrower  certifies  that:    (1)   all
representations and warranties contained in the Financing Agreements remain as true and correct on this date as when they were originally submitted to the Lender, and (2) the facts and information provided herein and in the case of any accompanying request for disbursement on Borrower's Revolving Note is true and correct. The following information is a true and correct summary of all eligible accounts receivable and inventory and the financial condition of Borrower. Attached hereto as Schedule "1" is a true and correct summary of all trade accounts receivable.

A.
    The Borrowing Base is correctly computed below:

            1.   Eligible Accounts - Net
            (as calculated on most                      $
            recent monthly borrowing
            base certificate)

            2.       Inventory (as
            reported on most recent 10Q
            filed with the Securities      $
            and Exchange Commission):

                      (a)       Raw
            Materials

                      (b)       Work In    $
            Process

                      (c)       Finished   $
            Goods

                      (d)  Total
            Inventory owned by Borrower
            and Harold's Subsidiaries
            and located at Borrower's                   $
            and Harold's Subsidiaries'
            principal places of business
                      [2(a) + 2(b) +
            2(c)]

                      (e)     Less
            Inventory that cannot or
            will not be held for sale to
            customers; and,                ($   )
            specifically, that Inventory
            which is damaged, obsolete,
            or not readily saleable

                      (f)       Less
            Inventory which is subject     ($   )
            to any rescission or
            reclamation right


                     (g)       Less        ($   )
            Inventory which is subject
            to any lien in favor of any
            Person other than Lender

                      (h)      Eligible
            Inventory - Net                             $
                      [2(d) - 2(e) -
            2(f) - 2(g)]

            3.      Borrowing Base
            Calculation
                                           $
                     (a)     multiply
            item 1 by .80

                      (b)    multiply      $
            item 2(h) by .60

                      (c)      Enter the
            lesser of (i) $21,500,000      $
                      (commencing
            December 1, 1997,
                      $19,000,000) or
            (ii) the sum of 3(a) plus
            3(b)

                       (d) less amount     ($   )
            funded on facility

                       (e) less            ($   )
            Commercial L/Cs issued

                       (f) less Standby    ($   )
            L/Cs issued



                      Borrowing Base       $


B.   The  following  are correct computations  of  Borrower's
Total  Liabilities  and Tangible Net Worth     to  be  tested
quarterly within 45 days of each fiscal quarter end.

            1.   Borrower's Total
            Liabilities Calculation

                       (a) All
            obligations of Borrower
            which, in accordance with      $
            GAAP, would be shown on
            Borrower's balance sheet as
            a liability

                        (b)     All
            rental obligations under       $
            leases required to be
            capitalized under GAAP

                        (c)     All        $
            guarantees and other
            contingent liabilities

                   (d)     Liabilities
            of others secured by lien or   $
            security interest in
            Borrower's property

                        (e)     Less       ($   )
            debt expressly subordinated
            to Lender

                        (f)
            Borrower's Total Liabilities                $
                      [(a) + (b) + (c) +
            (d) - (e)]

            2.   Borrower's Tangible Net
            Worth Calculation

                       (a) Stockholders'   $
            equity in Borrower

                       (b) Plus debt       $
            expressly subordinated to
            Lender

                       (c) Less General    ($   )
            Intangibles

                  (d) Less receivables     ($   )
            due from shareholders

                  (e) Less receivables
            due from any Affiliate or      ($   )
            Subsidiary

                  (f) Borrower's
            Tangible Net Worth                          $
                      [(a) + (b) - (c) -
            (d) - (e)]

    The Tangible Net Worth shall be no less than $34,000,000 at all times.


C. The following ratio is correctly computed below and is tested quarterly within forty-five (45) days of each company quarter end:

             Total Liabilities to Tangible
             Net Worth Ratio
                  [calculated as 1(e)             :1
             divided by 2(f)]

    The Total Liabilities to Tangible Net Worth Ratio shall not exceed 1.25:1.


Sincerely,

HAROLD'S STORES, INC.



By:

Title:


                           Exhibit "G"



                    NEGATIVE PLEDGE AGREEMENT

      THIS NEGATIVE PLEDGE AGREEMENT (this "Agreement") is made this 10th day of November, 1997 by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A.
("Lender").

     WHEREAS, Borrower desires to obtain loans (together with all extensions and renewals thereof hereafter referred to as the "Loans") as more fully described in Section 2 of the Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"); and

      WHEREAS,  Lender  is willing to grant  the  Loans  provided
Borrower  agrees  not  to   encumber  certain  real  or  personal
property;

     NOW, THEREFORE, for and in consideration of the Loan made or to be made by Lender to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by both Borrower and Lender, the parties hereto do agree as follows:

      1. Property Borrower hereby agrees that, for so long as any part of the Loans remain outstanding, that it will not, without first obtaining the prior written consent of Lender, create or permit any lien, encumbrance, charge, or security interest of any kind to exist on any Accounts and Inventory as more fully described in the Credit Agreement whether now owned or hereafter acquired.

      2. Recording. Lender is hereby authorized and permitted to cause this instrument to be filed or recorded at such time and at such place as Lender, at its option, may elect.

      3. Representations and Warranties of Borrower. Borrower represents and warrants to Lender as follows:

            a.     That   Borrower  owns  the  personal  property
referenced above              and there are no existing liens  or
encumbrances upon or affecting          such property.

           b.    Borrower  is  a corporation duly  organized  and
validly                  existing and in good standing under  the
laws  of Oklahoma and has                all requisite power  and
authority to enter into this Agreement.

           c.    The  execution and delivery by Borrower of  this
agreement and       the notes (the "Notes") evidencing the  Loans
and  the performance                of the respective obligations
hereunder   and   thereunder   have   been                   duly
authorized. This Agreement and the Notes constitute the legal valid and binding obligation of Borrower enforceable in
accordance          with their terms.  The execution and delivery
of   this  Agreement              and  the  compliance  with  the
provisions  thereof will not                   conflict  with  or
constitute  a  breach  of, or default  under,  any  of        the
provisions of any other agreement to which Borrower is a party.

           d.    The  continued validity in all respects  of  the
aforesaid                representations and warranties shall  be
a  condition  precedent to                Lender's obligation  to
fund the Loans.  If any of the                    representations
and  warranties shall not be correct at the time              the
same is made or at the time a request for an advance under the Loans is made, Lender will be under no obligation to make any
such           advance under the Loans.

      4. Default. Any failure by Borrower to comply with the terms of this Agreement shall constitute an event of default under the documents evidencing the Loans and Borrower agrees that in such event Lender shall have the right in addition to such other remedies as may be available to it, to injunctive relief enjoining such breach of this Agreement and neither Borrower, its officers, directors, employees, agents or representatives shall urge that such remedy is not appropriate under the circumstances, it being expressly acknowledged by Borrower that such action shall cause Lender irreparable damage for which legal remedies are inadequate to protect Lender.

     5. Termination. This Agreement shall remain in full force and effect until the Loans described above shall have been paid in full.

NOTICE OF FINAL AGREEMENT: THIS WRITTEN NEGATIVE PLEDGE AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives.


"BORROWER":              HAROLD'S STORES, INC.


                         By: ________________________________
                              H. Rainey Powell, President

STATE OF OKLAHOMA        )
                         ) SS.
COUNTY OF CLEVELAND )

     This instrument was acknowledged before me on November 10, 1997 by H. Rainey Powell, President of Harold's Stores, Inc., an
Oklahoma corporation, on behalf of said corporation.


                         ___________________________________
                         Notary Public

My commission expires:

___________________
     [SEAL]



                           Exhibit "H"



         COLLATERAL ASSIGNMENT    AND SECURITY AGREEMENT


        HAROLD'S STORES, INC., an Oklahoma corporation ("Assignor"), in consideration of Ten Dollars ($10.00) and other good and valuable consideration received from NATIONSBANK, N.A. ("Assignee"), receipt of which Assignor acknowledges, does hereby assign, transfer, pledge, deliver, hypothecate and set over to Assignee, and grant Assignee a security interest in (collectively, this "Assignment") all of the following loan and security documents by and among Assignor, CMT Enterprises Inc., a New York corporation ("CMT"), and Franklin I. Bober ("Bober") (collectively, the "Collateral"):

           A.    Amended  and  Restated Term  Loan  and  Security
Agreement dated as of November 6, 1996 by and among CMT, Bober and Assignor;

           B. Term Note in the original amount of $2,750,000.00 dated as of November 6, 1996 executed by CMT in favor of Assignor, the original of which Assignor is simultaneously herewith endorsing in blank and delivering to Assignee, including all sums due and payable, or to become due and payable, under such Note;

           C.   Second Amended and Restated Guaranty dated as  of
November 6, 1996 executed by Bober in favor of Assignor;

           D.    Stock  Pledge Agreement dated as of November  6,
1996 executed by Bober in favor of Assignor;

           E. Real Estate Mortgage on real property in Dutchess County, New York owned by Bober dated as of November 6, 1996 executed by Bober in favor of Assignor recorded in the Office of the County Clerk of Dutchess County, New York, on November 15, 1996, at Liber 2286 at Page 101 (the "Mortgage"), with respect to which Mortgage Assignor is simultaneously herewith executing and delivering to Assignee a separate recordable Collateral Assignment in favor of Assignee and a separate recordable undated assignment in blank;

          F.   Common Stock Purchase Warrant dated as of November
6, 1996 by and between CMT and Assignor;

          G. Forbearance Agreement dated as of November 6, 1996 by and between Bober and Assignor;

           H. UCC-1 Financing Statements executed by CMT, as debtor, and Assignor, as secured party, and filed with the New York Secretary of State, the County Clerk of Bergen County, New Jersey and any other state clerk, registrar or recording entity, with respect to which UCC-1 Financing Statements Assignor is simultaneously executing and delivering to Assignee executed UCC Assignment forms;


           I. CMT Stock Certificate No. 1 representing ten (10) shares of the Capital Stock of CMT in Bober's name;

           J. Assignment Separate from Certificate dated as of November 6, 1996 from Bober to Assignor, together with an Assignment Separate from Collateral executed by Assignor in blank;

           K.    Cash  Collateral Account Agreement dated  as  of
November 6, 1996 by and between Bober and Assignor;

           L. Consent to Default - Assignment of Lease dated as of November 6, 1996 executed by Bober in favor of Assignor;

           M.    First Amendment to Trademark Collateral Security
Agreement dated as of November 6, 1996 by and between CMT and Assignor;

           N. Trademark Assignment of Security dated as of November 6, 1996 from CMT to Assignor;

           O. Consolidated and Restated Nonnegotiable Note in the original amount of $721,000.00 dated as of October 15, 1996 executed by Bober in favor of CMT and endorsed to Assignor, the original of which Assignor is simultaneously endorsing in blank and delivering to Assignee, including all sums due and payable, or to be come due and payable, under such Note;

            P.     Agreement  between  The  CIT  Group/Commercial
Services, Inc. and Assignor dated November 7, 1996;

           Q.    Life  Insurance Policy issued by Equitable  Life
Insurance Company as Policy No. 96-021-968 insuring the life of Bober;

          R.   Life Insurance Policy issued by First Transamerica
Life Insurance Company as Policy No. 75017613 insuring the life of Bober;

           S.    Disability Insurance Policy issued  by  Reliance
Insurance Company as Policy No. RN HLD 0545 providing for a payment of a single benefit in the event of the disability of Bober;

           T. Any and all assignments of rents, security agreements, financing statements, escrow deposits, reserve accounts, letters of credit, guaranties, indemnity agreements, estoppel certificates, certificates, affidavits, nondisturbance agreements, title insurance policies, other insurance policies, and other documents or agreements otherwise securing, evidencing, or relating to the obligations of CMT or Bober under, or delivered to Assignor in connection with, the foregoing Collateral;

           U. All rights and remedies that Assignor might exercise with respect to any and all of the foregoing but for the execution of this Assignment; and

            V. Any and all proceeds and products of the foregoing, including condemnation awards and insurance proceeds.

      ALL FOR THE PURPOSES OF SECURING Assignor's payment and per formance of all obligations of Assignor (such obligations of Assignor, collectively, the "Loan") evidenced by the following documents (collectively, together with this Assignment, the "Loan Documents"): (a) that certain Third Amended and Restated Credit Agreement dated ____________, 1997 between Assignor and Assignee (together with any and all amendments thereof, the "Loan Agreement") and all other Financing Agreements described therein;
(b) this Assignment; and (c) all such other present and future agreements and obligations of Assignor as may by their terms state they are secured by this Assignment.

      PROVIDED, HOWEVER, that upon Assignor's payment in full of the Loan and performance of all obligations under the Loan Documents, all rights of Assignee hereby created shall cease, terminate, and become void and Assignee, at Assignor's expense, shall execute and deliver such instruments, in recordable form, as Assignor shall reasonably request to cancel the lien hereof on, and the security interest created hereby in, all of the Collateral, shall re-assign and endorse such Collateral as shall be required by Assignor and shall return to Assignor the original documents evidencing the Collateral or, as to any document that Assignee cannot locate, a lost document affidavit and indemnity in Assignee's standard form.

     AND Assignor hereby agrees with Assignee as follows:

      1. Representations. Assignor represents and warrants to Assignee as follows:

           1.1 Ownership. Assignor owns the Collateral and all sums now or hereafter due thereunder, free and clear of all liens, claims, security interests, encumbrances, setoffs, defenses and counterclaims, except for the security interest granted to Assignee by this instrument.

            1.2 Outstanding Balance. There is unpaid and unconditionally owing to Assignor with respect to the Collateral the principal sum of $ , with all interest thereon paid and current through the date hereof and through a date
no later than thirty days after the date     hereof.

           1.3 Status of Collateral. CMT is not entitled to assert any offset or defense against any of its obligations under the Collateral, nor has CMT asserted any such offset or defense. Assignor has no knowledge of any facts that would impair the validity of the Collateral or result in a diminution of the value or collectibility of the Collateral or CMT's obligations thereunder. Each instrument or document constituting the Collateral is genuine and in all respects what it purports to be. The Collateral has not been altered in any way. All obligations of CMT under the Collateral are valid, binding, and enforceable against CMT in accordance with their terms. CMT is solvent and is not in default in any of its
     obligations    under the Collateral.

           1.4 No Breach. Neither the execution and delivery of this Assignment by Assignor nor the consummation of the transactions contemplated hereby nor the fulfillment of the terms hereof will result in a breach of any of the terms or provisions of, or constitute a default under, or constitute an event that with notice or lapse of time or both will result in a breach of or constitute a default under, any agreement, indenture, mortgage, deed of trust, equipment lease, instrument, or other document to which Assignor is a party or conflict with any law, order, rule, or regulation applicable to Assignor of any court or any fed eral or state government, regulatory body or administrative agency, or any other governmental body having jurisdiction over Assignor or Assignor's properties.

     2.   Assignor's Covenants.

           2.1 Right to Collect. Except as provided in the Loan Agreement, so long as no Event of Default (as defined below) shall have occurred: (i) Assignee shall not take any action with respect to the Collateral assigned hereby or the sums payable pursuant to the Collateral, and (ii)
     Assignor shall receive and collect directly all sums payable to Assignor pursuant to the terms of the Collateral, and may take such action as Assignor may deem necessary or desirable for the enforcement of any right or privilege Assignor may have in respect of the Collateral and, at
     Assignee's direction, shall take such action as Assignee deems appropriate to maintain the validity of, or to perfect, the security interest granted to Assignee hereby. Upon the occurrence of any Event of Default, Assignor authorizes Assignee, and its employees and agents, at Assignee's option, exercised in the name of Assignor or in the name of Assignee as assignee, to collect any amounts due at any time under any of the Collateral. Assignor shall send to Assignee a copy of any written payment notice given to any CMT concurrently with sending
     such      notice to such CMT.

           2.2 Statements of Collateral. Assignor shall at any time, and from time to time, upon request of Assignee, deliver to Assignee a certificate executed by an authorized representative of Assignor setting forth with respect to the Collateral the principal amount of debt outstanding and the total amount of accrued and unpaid interest and such other matters as Assignee shall reasonably request.

           2.3 Performance. Assignor shall perform all its obligations with respect to the Collateral, whether such obligations arise pursuant to the express terms of the Collateral or pursuant to governing law. If Assignor fails to perform any obligation with respect to the Collateral, then Assignee may do so, and Assignor shall immediately upon demand reimburse Assignor for any cost and expense, including reasonable attorneys' fees, incurred by Assignor in connection with such performance.

           2.4 No Transfers. Without the prior written consent of Assignee, which Assignee may withhold for any reason or no reason, and except as otherwise expressly provided in the Loan Documents: (i) Assignor shall not further assign, transfer, pledge, or otherwise dispose of, in whole or in part, any Collateral or any of its rights under any Collateral; (ii) no owner of any direct or indirect interest in Assignor shall sell, transfer, convey or assign (by
     operation  of law or otherwise) any direct or       indirect
     interest in Assignor or any part thereof; and (iii) no other transaction shall occur that may result in or produce a change in the ultimate ownership of Assignor. If the Collateral, or any part thereof, is sold, transferred, assigned, exchanged, or otherwise disposed of in violation of these provisions, Assignee's security interest shall continue in such Collateral or part thereof notwithstanding such sale, transfer, assignment, exchange or other disposition, and Assignor shall hold the proceeds thereof in trust in a separate account for Assignee's benefit. Assignor shall, at Assignee's request, transfer such proceeds to Assignee in kind.

           2.5 Consents. To the extent that, pursuant to the terms of the Collateral, Assignor's consent is required as to any matter, Assignor shall not grant such consent without Assignee's consent, which consent by Assignee shall be subject to the same reasonableness requirements and restrictions (if any) that apply to Assignor pursuant to the Collateral. Assignor shall not consent or agree to any subordination of the Collateral to any other estate or interest (other than routine utility easements) without Assignee's prior written consent, which may be withheld for any reason or no reason.

           2.6   Defense and Maintenance of Collateral.  Assignor
     shall  defend  the Collateral against  all       claims  and
     demands of all persons at any time claiming the same or any interest therein except as expressly provided in the Loan Documents. The Collateral shall not be modified or amended in any respect without the prior written consent of Assignee, nor shall any rights or remedies of Assignor, or obligations of CMT, under any Collateral be waived without the prior written Consent of Assignee, which consent Assignee may withhold for any reason or no reason.

           2.7 Further Assurances. Assignor shall do, execute, acknowledge and deliver, at Assignor's sole cost and expense, all such further acts, conveyances, assignments, estoppel certificates, notices of assignment, transfers and assurances as Assignee may require from time to time to better assure, convey, assign, transfer, and confirm to Assignee, the rights now or hereafter intended to be granted to Assignee under this Assignment, or under any other instrument under which Assignor may be or may hereafter become bound to convey or assign to Assignee for carrying out the intention or facilitating this Assignment.

           2.8 Protection of Security. Assignee shall have the right at any time, but shall not be obligated, to make any payments and perform any other acts that Assignee may deem necessary to protect its security interest in the Collateral, including, without limitation, (a) the rights to cure any default or breach by Assignor; (b) the right to pay, purchase, contest or compromise any encumbrance, charge or lien that, in Assignee's judgment, appears to be prior to or superior to the security interest granted hereunder, and to appear in and defend any action or proceeding purporting to affect its security interest in and/or the value of the Collateral, and (c) in exercising any such powers or authority, to pay all expenses incurred in connection therewith, including attorneys' fees. Assignor shall promptly repay all amounts advanced by Assignee in connection with the foregoing. Assignor shall be bound by any such payment made or action taken by Assignee hereunder. Assignee shall have no obligation to make any of the foregoing payments or perform any of the foregoing acts.

     3.   Collateral Enforcement by Assignor.

          3.1 Assignee's Joinder. Assignor may not exercise any rights or remedies under any Collateral, or accept a conveyance in lieu of the exercise of such remedies (all, collectively, "Collateral Enforcement") unless such Collateral Enforcement is consented to by Assignee. As between Assignor and Assignee, Assignee agrees to consent to any Collateral Enforcement if Assignor has provided such assurances as Assignee shall require to the effect that all Enforcement Proceeds shall be applied as required by this Assignment. Any Collateral Enforcement shall in all cases be subject to the rights and interests of Assignee hereunder.

            3.2   Enforcement  Proceeds.   Without  limiting  the
     generality  of  the  foregoing,  if,  pursuant  to       any
     Collateral Enforcement, Assignor receives any funds, prop erty, or other assets (including ownership of any real property previously encumbered by any mortgage constituting part of the Collateral) (the "Enforcement Proceeds"), then such Enforcement Proceeds shall not be the property of Assignor and shall instead be delivered, immediately and directly, to Assignee and not Assignor to be applied as if
     they      were proceeds from the sale of the Collateral.

           3.3 Release of Enforcement Proceeds. Notwithstanding the foregoing, Assignee agrees that any real property that constitutes Enforcement Proceeds may be delivered to, and shall become the property of Assignor, if and only if simultaneously with receipt thereof, Assignor executes and delivers to and in favor of Assignee a mortgage encumbering such real property, which mortgage shall be in
     form       and substance satisfactory to Assignee and  shall
     secure the Loan.

     4.   Events of Default; Remedies.

           4.1  Definition: "Event of  Default."   If a "Default"
     exists  under  the  Loan Agreement, then  an      "Event  of
     Default" shall be deemed to have occurred under this Assignment.

           4.2 Rights and Remedies. If any Event of Default shall occur, then Assignee may exercise any right or remedy it may have by law or under any of the Loan Documents. In connection therewith:

                A. Assignee may declare the entire principal of and interest on the Loan and all other sums required to be paid by Assignor pursuant to the Loan Documents to be immediately due and payable.

                B. Assignee may, without being required to give any notice except as hereinafter provided, apply the cash, if any, then held, or thereafter acquired, by it on account of the Collateral hereunder to the payment of the Loan and to the payment of any other obligations of Assignor under the Loan Documents, in such order of priority as Assignee shall determine in its sole and absolute discretion.

               C. Assignee may sell the Collateral, or any part thereof, at public or private sale for cash, upon credit or for future delivery, and Assignee may be the purchaser or purchasers of any and all of the Collateral so sold and thereafter hold the same, absolutely, free from any right or claim of whatsoever kind. Upon any such sale, Assignee shall have the right to deliver, assign and transfer to the purchaser thereof the Collateral so sold, all without recourse to Assignor.

                D. Each purchaser at any such sale shall hold the property sold absolutely, free from any claim or right of whatsoever kind, including any equity or right of redemption of Assignor, which hereby specifically waives all rights of redemption, stay, appraisal or marshaling of assets which it has or may have under any rule of law or statute now existing or hereafter adopted. Assignee shall give Assignor 10 days' notice of intention to make any such public or private sale. Any such public sale made by Assignee shall be held at such time or times within ordinary business hours and at such place or places in Oklahoma City, Oklahoma County, Oklahoma, or at Assignee's option, in the county seat of the county where the real property affected by the Collateral is located, as Assignee may fix in the notice of such sale. At any such sale the Collateral may be sold as an entirety or in separate parcels, as Assignee may determine. Assignee shall not be obligated to make any sale pursuant to any such notice. Assignee may without notice or publication, adjourn any public or private sale made by Assignee or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale, and such sale may without further notice be made at any time or place to which the same may be so adjourned.

               E. In case of any sale of all or any part of the Collateral made by Assignee on credit or for future delivery, the Collateral so sold may be retained by Assignee until the selling price is paid by the purchaser thereof, but Assignee shall not incur any liability in case of the failure of such purchase to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may again be sold upon like notice.

                F. Instead of exercising the foregoing power of sale, Assignee may, at its option (with no obligation to do so), proceed by a suit or suits at law or in equity to foreclose this Assignment and sell the Collateral, or any portion thereof, under a judgment or decree of a court or courts of competent jurisdiction.

                G.    Assignor hereby appoints Assignee (or  such
          person(s) as Assignee shall designate in writing) as Assignor's attorney in fact, which agency is coupled with an interest, to execute in Assignor's name any and all documents that may be necessary or appropriate to consummate any transfer of any Collateral pursuant to any exercise of remedies by Assignee under this Assignment. In addition to the foregoing, Assignor hereby authorizes Assignee, in Assignee's own name, to execute, deliver and record any assignments of any Collateral that may be necessary or appropriate to implement any transfer thereof pursuant to any exercise of remedies by Assignee under this Assignment. Any such assignment(s) shall be fully effective to divest and convey to the assignee(s) named therein full title to the Collateral, free of any right, title, claim or interest of Assignor.

                H.    Assignee may hold the Collateral and  apply
all pro             ceeds thereof against the Loan.

          4.3 Application of Proceeds. The proceeds of any sale of all or any part of the Collateral made by Assignee in exercising its remedies for an Event of Default shall be applied by Assignee as follows in the following order:

                A.   To payment of the costs and expenses of such
sale,               including reasonable compensation to Assignee
and its agents and            counsel;

                B. To payment of the principal of and interest and prepayment premium, if any, on the Loan and to the payment of any other obligations of Assignor under any documents relating to such Loan, under any instrument or document executed in connection therewith, and under this Assignment, all in such order as Assignee shall see fit; and

                C.   To payment to Assignor, or its successor  or
          assigns,  or  as a court of competent jurisdiction  may
          direct,  of  any  surplus  then  remaining  from   such
          proceeds.

          4.4 Delivery of Books and Records. If Assignee holds a foreclosure or other sale with respect to any Collateral, or otherwise exercises any rights or remedies under the Loan Documents or applicable law pursuant to which Assignor is divested of title to any Collateral, then Assignor shall within 10 days thereafter deliver to the transferee of such Collateral any and all correspondence, books, records and documentation in Assignor's possession, or in the possession of any affiliate of Assignor, relating to such Collateral.

           4.5 No Duty of Care. Assignee shall have no duty or obligation to care for the Collateral or to take any actions to protect the value of the Collateral or any rights or privileges the Assignor might have with respect thereto, except that Assignee shall exercise the same degree of care in the physical preservation of items of Collateral in Assignee's possession as it exercises with respect to any other original security instruments in its possession.
     Assignee shall have no obligation to take any actions to preserve any rights that Assignor or any other party may have against any third party with respect to any item of Collateral.

          4.6 Waivers. Assignor waives all rights of notice and hearing of any kind prior to Assignee's exercise of its rights from and after the occurrence of an Event of Default to repossess the Collateral with or without judicial process or to replevy, attach or levy upon the Collateral. Assignor waives the posting of any bond otherwise required of Assignee in connection with any judicial or nonjudicial process or proceeding to obtain possession of, replevy, attach or levy upon Collateral or other security for the Obligations, to enforce any judgment or other court order entered in favor of Assignee, or to enforce by specific performance, temporary restraining order or preliminary or permanent injunction this Assignment or any other Loan Document.

           4.7 Remedies Not Exclusive. The remedies set forth above shall not be exclusive. Assignee shall have available to it any and all other remedies with respect to the Collateral that may be available to a secured party pursuant to the Uniform Commercial Code. Assignee may exercise its rights under this Assignment independently of any other collateral or guaranty that Assignor may have granted or provided to Assignee in order to secure payment and performance of the Loan. Assignee shall be under no obligation or duty to foreclose or levy upon any other collateral given by Assignor to secure the Loan or to proceed against any guarantor before enforcing its rights under this Assignment. The remedies granted herein shall be cumulative and the exercise of any one remedy shall not preclude the exercise of any other, and any repossession or retaking or sale of the Collateral pursuant to this Assignment shall not operate to release Assignor or any other collateral or security held by Assignee with respect to the Loan until full payment of any deficiency has been made in cash

     5.   Miscellaneous.

           5.1 Attorney in Fact. Assignor hereby irrevocably appoints Assignee its attorney in fact, coupled with an interest  and  therefore irrevocable,  to  give  notices  or payment instructions to CMT in accordance with this Assignment; to take any actions necessary or desirable, in Assignee's sole discretion, to collect the amounts due under the Collateral, including compromising any amounts due under any item of Collateral and acknowledging satisfaction of CMT's liability thereunder; to execute and deliver any documents that this Assignment requires Assignor to execute and deliver to Assignee; to take any other actions that this Assignment requires Assignor to take; to endorse and cash checks and other instruments representing proceeds of
     Collateral; and to perform any and all other acts as Assignee in its sole judgment reasonably exercised shall deem necessary or desirable with respect to this Assignment, including the signing and filing of any financing statements necessary or appropriate for the Collateral.

          5.2 Waivers. Assignor waives all rights of notice and hearing to Assignee's exercise of its rights from and after the occurrence of an Event of Default to repossess the Collateral with or without judicial process or to plevy, attach or levy upon the Collateral. Assignor waives the posting of any bond otherwise required of Assignee in connection with any judicial or non-judicial process or proceeding to obtain possession of, replevy, attach or levy upon Collateral or other security for the Obligations, to enforce any judgment or other court order entered in favor of Assignee, or to enforce by specific performance, temporary restraining order or preliminary or permanent injunction this Assignment or any other Loan Document.

           5.3 Notices. All notices hereunder shall be in writing and shall be defined to have been sufficiently given or saved for all purposes when delivered in person or sent by nationally recognized overnight delivery service to any party hereto at its address above stated or at such other address of which it shall have notified the party giving such notice in writing as aforesaid.

           5.4 Amendment. This Assignment may not be amended or modified orally.

           5.5 Assignee's Costs and Expenses. Assignor shall within five days after demand reimburse Assignee for any costs and expenses, including reasonable attorneys' fees, incurred by Assignee in exercising its rights, and enforcing its rights and remedies, under this Assignment or with respect to the Collateral.

           5.6 Governing Law. This Assignment shall be governed by and construed in accordance with the laws of the State of Oklahoma, except to the extent that the laws of the State of New York require that the laws of that state govern the assignment of mortgage described in this Assignment and the exercise of rights and remedies thereunder.

      IN WITNESS WHEREOF, Assignor has caused this Assignment to be duly executed as of November 10, 1997.

     "ASSIGNOR":              HAROLD'S STORES, INC.


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer

     "ASSIGNEE":              NATIONSBANK, N.A.


                              By:
                                   Kelly H. Sachs, Vice President


                          Exhibit "I-1"



                SECURITY AGREEMENT AND ASSIGNMENT


      This SECURITY AGREEMENT AND ASSIGNMENT (the "Security Agreement") is entered into and effective as of the 10th day of November, 1997, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Debtor"), and NATIONSBANK, N.A. ("Secured Party").

                      W I T N E S S E T H:

     WHEREAS, pursuant to that certain Third Amended and Restated
Credit Agreement (the "Credit Agreement") of even date herewith by and between Debtor and Secured Party, Secured Party has agreed to make, from time to time, the Loans to Debtor;

      WHEREAS, Debtor has agreed to grant to Secured Party a security interest in certain of its assets to secure its obligations under the Secured Indebtedness, as hereinafter defined, and Debtor has also agreed to assign to Secured Party all of Debtor's interest in all existing and future Tenant Improvement Reimbursement Agreements; and

      WHEREAS, unless otherwise defined herein, all terms used herein shall have the same meaning as used in the Credit
Agreement, the terms, conditions and provisions of which are incorporated herein by reference.

      NOW, THEREFORE, in consideration of the foregoing, the mutual covenants and agreements contained herein, and other fair and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Debtor and Secured Party hereby agree as follows:

      1. Security Interest. For value received Debtor hereby grants a security interest in and assigns to Secured Party to secure the payment of the Secured Indebtedness all of the following, which shall be referred to herein collectively as the "Collateral":

     a. all Debtor's right, title and interest in and to the Tenant Reimbursement Agreements, whether now existing or hereafter arising; and

     b. all Accounts, Documents, Chattel Paper and Instruments, now owned or hereafter acquired or created, arising from the Tenant Improvement Agreements including all of the proceeds, renewals and replacements of the foregoing.

     2. Secured Indebtedness. This Security Agreement is given to secure the payment of the Liabilities including, without limitation, the following (the "Secured Indebtedness"):

     a.   the Notes;

     b.    all other obligations and liabilities of Debtor  under
     this  Security Agreement, the Credit Agreement      and  the
     other Loan Documents, including, without limitation, any foreign exchange obligations or liabilities;

       c. all obligations taken in substitution of the indebtedness evidenced by the Notes and all renewals,
amendments,  modifications, or       extensions  of,  or  further
advances  under,  the  Notes, together  with  all       interest,
attorneys' fees, costs of collection and enforcement and other charges thereof, incurred in connection therewith;

      d.    all  fees and expenses incurred by Secured  Party  in
connection with     amending, supplementing and   continuing this
Security Agreement; and

      e.    any  and all other obligations of whatsoever kind  or
nature  and     howsoever evidenced, now or   hereafter  owed  by
Debtor  to  Secured  Party,      whether  matured  or  unmatured,
direct, indirect or contingent.

      3. Term. This Security Agreement shall remain in full force and effect until the full amount of the Secured Indebtedness has been received by Secured Party as provided above. When all such amounts have been received by Secured Party, then this Security Agreement and all the rights, title, interests and powers and privileges assigned or conveyed hereunder to Secured Party in or to the Collateral shall forthwith terminate and vest in Debtor, and upon the happening of that event, Secured Party agrees upon the request and at the
expense  of           Debtor  to  execute and  deliver  all  such
acquittances, documents, releases or instruments as may be necessary to vest the Collateral in Debtor.

       4.     Covenants   of   Debtor.   In   addition   to   the
representations, warranties and covenants contained in the Credit
Agreement and the other Loan Documents, Debtor hereby represents and expressly warrants and covenants that:

     a. Collection. Prior to the occurrence of an Event of Default, as hereinafter defined, proceeds from the Tenant Reimbursement Agreements shall be paid jointly to Debtor and Secured Party pursuant to the Credit Agreement to be applied to reduce the outstanding balance under the Tenant Improvement Note. Upon the occurrence of an Event of Default, Debtor hereby authorizes Secured Party to collect all sums of money derived from and attributable to Debtor's interest in the Collateral and apply the same against the Secured Indebtedness. Debtor hereby absolves Secured Party and its successors and assigns of any liability for failure to enforce collection of funds, proceeds or products derived from the Collateral and all other responsibility in connection therewith, except the responsibility to account to Debtor for the funds actually received.

     b. Ownership. Except for the security interest granted hereby Debtor now owns the Collateral free from all prior liens, security agreements or encumbrances, and Debtor will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein.

     c. Rights Cumulative. Nothing herein contained shall detract from or limit the absolute obligation of Debtor to make prompt payments of all indebtedness of Debtor to Secured Party when and as the same becomes due, regardless of whether the proceeds of the Collateral herein assigned are sufficient to pay the same, and all rights of Secured Party under this Security Agreement, Credit Agreement, and other Loan Documents shall be cumulative of all other security in every character now or hereafter existing to secure the payment of the Secured Indebtedness.

     d. Authority. No authorization, consent, approval, filing or registration of any court or governmental department, commission, board, bureau or agency, instrumentality or contracting party is or will be necessary to the valid execution, delivery or performance by Debtor of this Security Agreement.

     e. Indemnity. Debtor shall indemnify and exonerate Secured Party against all liabilities, expenses (including attorney's fees and court costs incurred by Secured Party) and losses incurred by Secured Party as a result of: (i) failure of Debtor to perform any covenant required to be performed by Debtor hereunder or in collecting on the Collateral by reason of Debtor's default; and (ii) failure
     to  comply  with       any requirement of  any  governmental
     authority.

     f.    Debtor's Place of Business.  The address set forth  on
     the  signature page hereto is and will remain       Debtor's
     principal place of business and the location of its chief executive offices. Debtor will advise Secured Party of each location where any Collateral is located and will not remove said Collateral from such location unless and until Secured Party's security interest hereunder is perfected in such a manner as to assure the continued priority of the security interest created hereby. Debtor will not change the principal or any other place of business or its name without at least 60 days prior written notice to Secured Party.

     g. Financing Statements. Debtor will execute and deliver to Secured Party such financing statements, continuation statements, certificates and other documents or instruments as may be necessary to enable Secured Party to perfect, or from time to time renew, the security interest created hereby including, without limitation, such financing statements, certificates and other documents as may be necessary to perfect the security interest created hereby and any Collateral hereafter acquired by Debtor or any replacements or proceeds of Collateral. This Security Agreement or a photocopy or facsimile hereof may be filed as a financing statement by Secured Party.

     h. Taxes. Debtor shall pay, before any delinquency, any tax or governmental charge which is or may become through assessment, distraint, or otherwise a lien or charge on the Collateral, or any portion thereof, or any interest thereon, and will pay any tax which may be levied on any obligation secured hereby.

     i. Insurance. Debtor shall insure the Collateral against loss, theft, damage, fire, and such other casualties, hazards, public liabilities and risks, and such other hazards as Secured Party shall specify, in amounts, under policies and by insurers acceptable to Secured Party.
     Debtor shall cause Secured Party to be named in such policies as secured party or mortgagee and loss payee or additional insured, in a manner acceptable to Secured Party. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days prior written notice to Secured Party in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of Secured Party shall not be impaired or invalidated by any act or neglect of Debtor or the owner of any premises where Collateral is located nor by the use of such premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by Debtor when due, and certificates of insurance and, if requested, photocopies of the policies shall be delivered to Secured Party. If Debtor fails to procure such insurance or to pay the premiums therefor when due, Secured Party may (but shall not be required to) do so and charge the costs thereof to Debtor's loan account. Debtor shall promptly notify Secured Party of any loss, damage, or destruction to the Collateral or arising from its use, whether or not covered by insurance. Secured Party is hereby authorized to collect all insurance proceeds directly. After deducting from such proceeds the expenses, if any, incurred by Secured Party in the collection or handling thereof, Secured Party may apply such proceeds to the reduction of the Liabilities, in such order as Secured Party determines, or at Secured Party's option may permit or require Debtor to use such money, or any part thereof, to replace, repair, restore or rebuild the Collateral in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction.

      5. Waiver. No waiver or modification by Secured Party of any of the terms and conditions hereof shall be effective unless reduced to writing and signed by Secured Party. No waiver or indulgence by Secured Party as to any required performance by Debtor hereunder shall constitute a waiver as to any subsequent required performance or any other obligation of Debtor hereunder.

      6. Performance by Secured Party. In the event Debtor at any time fails to perform any obligation for which it is obligated hereunder or under the Credit Agreement, including, without limitation, any payment of taxes, insurance premiums, or other sums of money required to be paid hereunder or under the Credit Agreement, Secured Party may, but shall be under no obligation to do so, pay such amount as is required to be paid, in which event Secured Party shall be immediately reimbursed therefore by Debtor. Such amounts paid by Secured Party shall be deemed a portion of the Secured Indebtedness and such items shall bear interest at the rate applicable under the Credit Agreement until paid by Debtor. Provided, however, the accrual of interest hereunder shall not prejudice any other remedies which may be available to Secured Party hereunder.

      7. Default. Debtor shall be in default hereunder in the event of any default by Debtor under the Credit Agreement, the Notes, this Security Agreement and the other Loan Documents or any other instrument or agreement executed pursuant to or in connection with the transaction described in the Credit Agreement. The occurrence of any such events shall herein be referred to as an "Event of Default."

     8. Remedies. If an Event of Default occurs, Secured Party shall have the following rights and remedies without notice to
Debtor:

     a. All Legal Remedies. Secured Party may proceed to selectively and successfully enforce and exercise any and all rights and remedies which Secured Party may have hereunder, under the Credit Agreement, the Notes or any other instrument or agreement executed pursuant to or in connection with the transaction described in the Credit Agreement, or under applicable law.

     b.    Assembly  of  Collateral.  At the request  of  Secured
     Party,  Debtor will assemble the Collateral and     make  it
     available to Secured Party at a place designated by  Secured
     Party reasonably convenient to both parties.

     c.    Cash Equivalent.  With respect to any portion  of  the
     Collateral  which  consists of  cash  equivalent       items
     (e.g., drafts, checks or other items convertible at face value), Secured Party may immediately apply such items against the amounts owed Secured Party, and Debtor agrees
     that  such  items  will  be  considered       identical   in
     character to cash proceeds.

     d. Costs and Expenses. Debtor agrees to pay, on demand, the amount of all expenses reasonably incurred by Secured Party in protecting, preserving, storing, and selling the Collateral, and Debtor further agrees that if this Security Agreement, or any obligation secured by it, is referred to an attorney for protecting or defending the provisions thereof, Debtor shall pay a reasonable attorneys' fee, expenses of title search, and all court costs and costs of public officials and all costs incurred by Secured Party in the taking possession of, preservation, maintenance, and sale of the Collateral, which amounts shall be deemed a portion of the indebtedness secured hereby, and any and all such items shall bear interest from the date incurred at the applicable rate under the Credit Agreement.

     e. Disposition. Secured Party may, without any notice except as herein provided, sell any of the Collateral at public or private sales, for cash, upon credit or for future delivery, and Secured Party may be the purchaser of any and all of the Collateral so sold and may apply the purchase price thereon against the Secured Indebtedness and thereafter hold the Collateral so purchased absolutely free from any right or claim of whatsoever kind. Every purchaser at any such sale shall hold the property sold absolutely free of any claim or right whatsoever, including any equity or right of redemption of Debtor, who specifically waives all right of redemption, stay or appraisal which it has or may have under any rule, law or statute now existing or hereafter adopted. Debtor agrees that a period of ten (10) days from the time the notice is sent shall be a reasonable period for notification of any sale or other disposition of Collateral by or for Secured Party. At any sale, the Collateral may be sold in one lot or in separate parcels as Secured Party may determine. Secured Party shall not be obligated to make any
     sale  pursuant to any such notice.       Secured Party  may,
     without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at any time and place fixed for the sale, and such sale shall be made at any time or place to which the same may be so adjourned. In the case of any sale of any or all of the Collateral on credit or for future delivery, the Collateral so sold may be retained by Secured Party until the sales price is paid by the purchaser thereof, but Secured Party shall incur no liability in the case of the failure of the purchaser to take up and pay for the Collateral so sold, and in each case of any such failure, the Collateral may be again sold upon like notice.

     f. Selective Enforcement. In the event Secured Party elects to selectively and successively enforce its right and remedies in respect to any of the Collateral, pursuant to any applicable agreement or otherwise, such action shall not be deemed a waiver or discharge of any other right, remedy, lien or encumbrance until such time as Secured Party shall have been paid in full all indebtedness or obligations secured hereby.

     g. Waiver of Default. Secured Party may, in writing, waive an event of default and, in such event, Secured Party and Debtor shall be restored to their respective positions, rights and obligations as if such event of default had not occurred. No such wavier shall cure or extend any other event of default or any subsequent action of Debtor or any of the Companies.

     h. Application of Proceeds. Any amounts held, realized or received by Secured Party from any sale of the Collateral, or any part thereof, shall be applied by Secured Party to the following, in such order and in such respective amounts as Secured Party shall elect:

                 (i)    all   costs,  expenses  and   liabilities
          (including attorneys' fees and expenses referred to herein);

                (ii) the payment of principal and interest owing as evidenced by the Notes; and

               (iii) all other amounts owing to Secured Party by Debtor hereunder, under the Credit Agreement, the Notes or any other instrument or agreement executed pursuant to or in connection with the transactions described in the Credit Agreement.

     9.   Notices.  All notices, requests, demands, instructions,
     and   other   communications   called   for   hereunder   or
     contemplated hereby shall be given in the manner set forth in the Credit Agreement.

     10. Severability. The agreements and covenants of this Security Agreement are severable, and in the event any of them shall be held to be invalid by a court of competent jurisdiction, this Security Agreement shall be interpreted as if such invalid agreements or covenants were not contained in this Security Agreement.

     11.   Captions.   All captions contained  in  this  Security
     Agreement are for convenience of reference only and shall not affect the meaning, substance or construction of any of the provisions or terms of this Security Agreement.

     12. Counterparts. This Security Agreement may be executed in one or more counterparts, each of which shall, for all purposes of this Security Agreement, be deemed an original, but all of which shall constitute one and the same agreement.

     13. Binding Effect. This Security Agreement shall be binding upon, and shall inure to the benefit of, the respective parties hereto their successors, legal representatives, and, to the extent herein permitted, assigns.

     14.    Governing  Law.   This  Security  Agreement  and  any
     performance   under   this  Security  Agreement   shall   be
     construed, and enforced in accordance with, and governed by, the laws of the State of Oklahoma.

     15. Time of the Essence. Time is of the essence of this Security Agreement.

      IN WITNESS WHEREOF, the parties have executed and delivered or caused their duly authorized representatives or officers to have executed and delivered this Security Agreement to be effective the day and year first above written.

                                   "DEBTOR":
                                   HAROLD'S STORES, INC.,
                                   an Oklahoma corporation


                                   By:
                                           H.    Rainey   Powell,
President
                                        765 Asp
                                        Norman, Oklahoma  73069


                                   "SECURED               PARTY":
                                   NATIONSBANK, N.A.

                                   By:
                                          Kelly  H.  Sachs,  Vice
President
                                        211 North Robinson
                                        P. O. Box 25189
                                         Oklahoma City, OK 73125-
0189


                          Exhibit "I-2"


                SECURITY AGREEMENT AND ASSIGNMENT


      This  SECURITY  AGREEMENT  AND  ASSIGNMENT  (the  "Security
Agreement") is entered into and effective as of the 10th day of November, 1997, by and between _______________________________,
("Debtor"), and NATIONSBANK, N.A. ("Secured Party").

                      W I T N E S S E T H:

     WHEREAS, pursuant to that certain Third Amended and Restated Credit Agreement (the "Credit Agreement") of even date herewith by and between Harold's Stores, Inc. ("Borrower") and Secured Party, Secured Party has agreed to make, from time to time, the Loans to Borrower;

      WHEREAS, Debtor has agreed to grant to Secured Party a security interest in certain of its assets to secure the obligations of Borrower and Debtor under the Secured Indebtedness, as hereinafter defined, and Debtor has also agreed to assign to Secured Party all of Debtor's interest in all existing and future Tenant Improvement Reimbursement Agreements; and

      WHEREAS, unless otherwise defined herein, all terms used herein shall have the same meaning as used in the Credit
Agreement, the terms, conditions and provisions of which are incorporated herein by reference.

      NOW, THEREFORE, in consideration of the foregoing, the mutual covenants and agreements contained herein, and other fair and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Debtor and Secured Party hereby agree as follows:

      1. Security Interest. For value received Debtor hereby grants a security interest in and assigns to Secured Party to secure the payment of the Secured Indebtedness all of the following, which shall be referred to herein collectively as the "Collateral":

     a. all Debtor's right, title and interest in and to the Tenant Reimbursement Agreements, whether now existing or hereafter arising; and

     b. all Accounts, Documents, Chattel Paper and Instruments, now owned or hereafter acquired or created, arising from the Tenant Improvement Agreements including all of the proceeds, renewals and replacements of the foregoing.

     2. Secured Indebtedness. This Security Agreement is given to secure the payment of the Liabilities including, without limitation, the following (the "Secured Indebtedness"):

     a.        the Notes;

     b. all other obligations and liabilities of Borrower under a Security Agreement and Assignment executed by Borrower in favor of Secured Party of even date herewith (the "Borrower's Security Agreement"), the Credit Agreement and the other Loan Documents, including, without limitation, any foreign exchange obligations or liabilities;

     c. all obligations and liabilities of Debtor under this Security Agreement;

     d. all obligations taken in substitution of the indebtedness evidenced by the Notes and all renewals, amendments, modifications, or extensions of, or further advances under, the Notes, together with all interest, attorneys' fees, costs of collection and enforcement and other charges thereof, incurred in connection therewith;

     e. all fees and expenses incurred by Secured Party in connection with amending, supplementing and continuing this Security Agreement; and

     f. any and all other obligations of whatsoever kind or nature and howsoever evidenced, now or hereafter owed by Debtor to Secured Party, whether matured or unmatured, direct, indirect or contingent.

      3. Term. This Security Agreement shall remain in full force and effect until the full amount of the Secured Indebtedness has been received by Secured Party as provided above. When all such amounts have been received by Secured Party, then this Security Agreement and all the rights, title, interests and powers and privileges assigned or conveyed hereunder to Secured Party in or to the Collateral shall forthwith terminate and vest in Debtor, and upon the happening of that event, Secured Party agrees upon the request and at the expense of Debtor to execute and deliver all such acquittances, documents, releases or instruments as may be necessary to vest the Collateral in Debtor.

       4.     Covenants   of   Debtor.   In   addition   to   the
representations, warranties and covenants contained in the Credit
Agreement and the other Loan Documents, Debtor hereby represents and expressly warrants and covenants that:

     a. Collection. Prior to the occurrence of an Event of Default, as hereinafter defined, proceeds from the Tenant Reimbursement Agreements shall be paid jointly to Debtor and Secured Party pursuant to the Credit Agreement to be applied to reduce the outstanding balance under the Tenant Improvement Note. Upon the occurrence of an Event of Default, Debtor hereby authorizes Secured Party to collect all sums of money derived from and attributable to Debtor's interest in the Collateral and apply the same against the Secured Indebtedness. Debtor hereby absolves Secured Party and its successors and assigns of any liability for failure to enforce collection of funds, proceeds or products derived from the Collateral and all other responsibility in connection therewith, except the responsibility to account to Debtor for the funds actually received.

     b. Ownership. Except for the security interest granted hereby Debtor now owns the Collateral free from all prior liens, security agreements or encumbrances, and Debtor will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein.

     c. Rights Cumulative. Nothing herein contained shall detract from or limit the absolute obligation of Debtor to make prompt payments of all indebtedness of Debtor to Secured Party when and as the same becomes due, regardless of whether the proceeds of the Collateral herein assigned are sufficient to pay the same, and all rights of Secured Party under this Security Agreement, Credit Agreement, and other Loan Documents shall be cumulative of all other security in every character now or hereafter existing to secure the payment of the Secured Indebtedness.

     d. Authority. No authorization, consent, approval, filing or registration of any court or governmental department, commission, board, bureau or agency, instrumentality or contracting party is or will be necessary to the valid execution, delivery or performance by Debtor of this Security Agreement.

     e. Indemnity. Debtor shall indemnify and exonerate Secured Party against all liabilities, expenses (including attorney's fees and court costs incurred by Secured Party) and losses incurred by Secured Party as a result of: (i) failure of Debtor to perform any covenant required to be performed by Debtor hereunder or in collecting on the Collateral by reason of Debtor's default; and (ii) failure to comply with any requirement of any governmental authority.

     f. Debtor's Place of Business. The address set forth on the signature page hereto is and will remain Debtor's principal place of business and the location of its chief executive offices. Debtor will advise Secured Party of each location where any Collateral is located and will not remove said Collateral from such location unless and until Secured Party's security interest hereunder is perfected in such a manner as to assure the continued priority of the security interest created hereby. Debtor will not change the principal or any other place of business or its name without at least 60 days prior written notice to Secured Party.

     g. Financing Statements. Debtor will execute and deliver to Secured Party such financing statements, continuation statements, certificates and other documents or instruments as may be necessary to enable Secured Party to perfect, or from time to time renew, the security interest created hereby including, without limitation, such financing statements, certificates and other documents as may be necessary to perfect the security interest created hereby and any Collateral hereafter acquired by Debtor or any replacements or proceeds of Collateral. This Security Agreement or a photocopy or facsimile hereof may be filed as a financing statement by Secured Party.

     h. Taxes. Debtor shall pay, before any delinquency, any tax or governmental charge which is or may become through assessment, distraint, or otherwise a lien or charge on the Collateral, or any portion thereof, or any interest thereon, and will pay any tax which may be levied on any obligation secured hereby.

     i. Insurance. Debtor shall insure the Collateral against loss, theft, damage, fire, and such other casualties, hazards, public liabilities and risks, and such other hazards as Secured Party shall specify, in amounts, under policies and by insurers acceptable to Secured Party.
     Debtor shall cause Secured Party to be named in such policies as secured party or mortgagee and loss payee or additional insured, in a manner acceptable to Secured Party. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days prior written notice to Secured Party in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of Secured Party shall not be impaired or invalidated by any act or neglect of Debtor or the owner of any premises where Collateral is located nor by the use of such premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by Debtor when due, and certificates of insurance and, if requested, photocopies of the policies shall be delivered to Secured Party. If Debtor fails to procure such insurance or to pay the premiums therefor when due, Secured Party may (but shall not be required to) do so and charge the costs thereof to Debtor's loan account. Debtor shall promptly notify Secured Party of any loss, damage, or destruction to the Collateral or arising from its use, whether or not covered by insurance. Secured Party is hereby authorized to collect all insurance proceeds directly. After deducting from such proceeds the expenses, if any, incurred by Secured Party in the collection or handling thereof, Secured Party may apply such proceeds to the reduction of the Liabilities, in such order as Secured Party determines, or at Secured Party's option may permit or require Debtor to use such money, or any part thereof, to replace, repair, restore or rebuild the Collateral in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction.

      5. Waiver. No waiver or modification by Secured Party of any of the terms and conditions hereof shall be effective unless reduced to writing and signed by Secured Party. No waiver or indulgence by Secured Party as to any required performance by Debtor hereunder shall constitute a waiver as to any subsequent required performance or any other obligation of Debtor hereunder.

      6.   Performance by Secured Party.  In the event Debtor  at
any time fails to perform any obligation for which it is obligated hereunder or Borrower at any time fails to perform any obligation for which it is obligated under the Borrower's Security Agreement or the Credit Agreement, including, without limitation, any payment of taxes, insurance premiums, or other sums of money required to be paid hereunder or under the Credit Agreement, Secured Party may, but shall be under no obligation to do so, pay such amount as is required to be paid, in which event Secured Party shall be immediately reimbursed therefore by Debtor. Such amounts paid by Secured Party shall be deemed a portion of the Secured Indebtedness and such items shall bear interest at the rate applicable under the Credit Agreement until paid by Debtor. Provided, however, the accrual of interest hereunder shall not prejudice any other remedies which may be available to Secured Party hereunder.

      7. Default. Debtor shall be in default hereunder in the event of any default by Debtor under this Security Agreement or any default by Borrower under the Credit Agreement, the Notes, the Borrower's Security Agreement and the other Loan Documents or any other instrument or agreement executed pursuant to or in connection with the transaction described in the Credit Agreement. The occurrence of any such events shall herein be referred to as an "Event of Default."

     8. Remedies. If an Event of Default occurs, Secured Party shall have the following rights and remedies without notice to
Debtor:

     a. All Legal Remedies. Secured Party may proceed to selectively and successfully enforce and exercise any and all rights and remedies which Secured Party may have hereunder, under the Credit Agreement, the Notes or any other instrument or agreement executed pursuant to or in connection with the transaction described in the Credit Agreement, or under applicable law.

     b.    Assembly  of  Collateral.  At the request  of  Secured
     Party, Debtor will assemble the Collateral and make it available to Secured Party at a place designated by Secured
     Party reasonably convenient to both parties.

     c. Cash Equivalent. With respect to any portion of the Collateral which consists of cash equivalent items (e.g., drafts, checks or other items convertible at face value), Secured Party may immediately apply such items against the amounts owed Secured Party, and Debtor agrees that such items will be considered identical in character to cash proceeds.

     d. Costs and Expenses. Debtor agrees to pay, on demand, the amount of all expenses reasonably incurred by Secured Party in protecting, preserving, storing, and selling the Collateral, and Debtor further agrees that if this Security Agreement, or any obligation secured by it, is referred to an attorney for protecting or defending the provisions thereof, Debtor shall pay a reasonable attorneys' fee, expenses of title search, and all court costs and costs of public officials and all costs incurred by Secured Party in the taking possession of, preservation, maintenance, and sale of the Collateral, which amounts shall be deemed a portion of the indebtedness secured hereby, and any and all such items shall bear interest from the date incurred at the applicable rate under the Credit Agreement.

     e. Disposition. Secured Party may, without any notice except as herein provided, sell any of the Collateral at public or private sales, for cash, upon credit or for future delivery, and Secured Party may be the purchaser of any and all of the Collateral so sold and may apply the purchase price thereon against the Secured Indebtedness and thereafter hold the Collateral so purchased absolutely free from any right or claim of whatsoever kind. Every purchaser at any such sale shall hold the property sold absolutely free of any claim or right whatsoever, including any equity or right of redemption of Debtor, who specifically waives all right of redemption, stay or appraisal which it has or may have under any rule, law or statute now existing or hereafter adopted. Debtor agrees that a period of ten (10) days from the time the notice is sent shall be a reasonable period for notification of any sale or other disposition of Collateral by or for Secured Party. At any sale, the Collateral may be sold in one lot or in separate parcels as Secured Party may determine. Secured Party shall not be obligated to make any sale pursuant to any such notice. Secured Party may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at any time and place fixed for the sale, and such sale shall be made at any time or place to which the same may be so adjourned. In the case of any sale of any or all of the Collateral on credit or for future delivery, the Collateral so sold may be retained by Secured Party until the sales price is paid by the purchaser thereof, but Secured Party shall incur no liability in the case of the failure of the purchaser to take up and pay for the Collateral so sold, and in each case of any such failure, the Collateral may be again sold upon like notice.

     f. Selective Enforcement. In the event Secured Party elects to selectively and successively enforce its right and remedies in respect to any of the Collateral, pursuant to any applicable agreement or otherwise, such action shall not be deemed a waiver or discharge of any other right, remedy, lien or encumbrance until such time as Secured Party shall have been paid in full all indebtedness or obligations secured hereby.

     g. Waiver of Default. Secured Party may, in writing, waive an event of default and, in such event, Secured Party and Debtor shall be restored to their respective positions, rights and obligations as if such event of default had not occurred. No such wavier shall cure or extend any other event of default or any subsequent action of Debtor or any of the Companies.

     h. Application of Proceeds. Any amounts held, realized or received by Secured Party from any sale of the Collateral, or any part thereof, shall be applied by Secured Party to the following, in such order and in such respective amounts as Secured Party shall elect:

                 (i)    all   costs,  expenses  and   liabilities
          (including attorneys' fees and expenses referred to herein);

                (ii) the payment of principal and interest owing as evidenced by the Notes; and

               (iii) all other amounts owing to Secured Party by Debtor hereunder, owing to Secured Party by Borrower under the Credit Agreement, the Borrower's Security Agreement, the Notes or any other instrument or agreement executed pursuant to or in connection with the transactions described in the Credit Agreement.

     9. Notices. All notices, requests, demands, instructions, and other communications called for hereunder or contemplated hereby shall be given in the manner set forth in the Credit
Agreement.

      10. Severability. The agreements and covenants of this Security Agreement are severable, and in the event any of them shall be held to be invalid by a court of competent jurisdiction, this Security Agreement shall be interpreted as if such invalid agreements or covenants were not contained in this Security Agreement.

      11.   Captions.   All captions contained in  this  Security
Agreement are for convenience of reference only and shall not affect the meaning, substance or construction of any of the provisions or terms of this Security Agreement.

      12. Counterparts. This Security Agreement may be executed in one or more counterparts, each of which shall, for all purposes of this Security Agreement, be deemed an original, but all of which shall constitute one and the same agreement.

      13. Binding Effect. This Security Agreement shall be binding upon, and shall inure to the benefit of, the respective parties hereto their successors, legal representatives, and, to the extent herein permitted, assigns.

      14.   Governing  Law.   This  Security  Agreement  and  any
performance under this Security Agreement shall be construed, and enforced in accordance with, and governed by, the laws of the State of Oklahoma.

      15. Time of the Essence. Time is of the essence of this Security Agreement.

      IN WITNESS WHEREOF, the parties have executed and delivered or caused their duly authorized representatives or officers to have executed and delivered this Security Agreement to be effective the day and year first above written.


                         "DEBTOR":



                                             "SECURED     PARTY":
                                   NATIONSBANK, N.A.

                                   By:
                                          Kelly  H.  Sachs,  Vice
President
                                        211 North Robinson
                                        P. O. Box 25189
                                         Oklahoma City, OK 73125-
0189

                           Exhibit "J"


        REQUEST FOR ADVANCE UNDER TENANT IMPROVEMENT LOAN
                     (Harold's Stores, Inc.)


     Reference is made to that certain Third Amended and Restated Credit Agreement (the "Credit Agreement") between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender") dated November 10, 1997. Terms which are defined in the Credit Agreement and which are used but not defined in this Certificate shall have the meanings given them in the Credit Agreement.

      Pursuant to the terms of the Credit Agreement, Borrower hereby requests Lender to advance funds to Borrower in the principal amount of $_____________ under the Tenant Improvement Loan, to which amount Borrower is entitled pursuant to the terms of the Credit Agreement.

     Borrower hereby certifies as follows:

1.        The amount requested represents advances against Tenant
Reimbursements from the following Landlord(s) in the indicated amount(s):

                                 $


          TOTAL                  $

2. The advance requested against each Tenant Reimbursement represents an amount for which Borrower or the applicable
Harold's Subsidiary as "tenant" has not previously received an advance from Lender.

3. To the best of Borrower's knowledge, Borrower or the applicable Harold's Subsidiary as "tenant" has performed and complied with all agreements and conditions in each Lease Agreement for which advances against Tenant Reimbursements have been made by Lender to Borrower in order for Borrower or the applicable Harold's Subsidiary to be entitled to payment of Tenant Reimbursements by the applicable Landlord and that each Landlord has no claims, rights, setoff or defense to the timely payment of Tenant Reimbursements.

4. To the best of Borrower's knowledge, there is no action, suit or administrative proceeding pending or threatened, affecting Borrower or the applicable Harold's Subsidiary or any Tenant Improvement project, at law or in equity, before any federal, state, municipal or other governmental agency or authority which involves the likelihood of any liability which would result in any material adverse change in the business operations, properties or condition (financial or otherwise) of Borrower or the applicable Harold's Subsidiary or such Tenant Improvement project.

     The foregoing certifications, representations and warranties shall survive the execution of this Certificate.

      IN  WITNESS WHEREOF, Borrower has executed this Certificate
this ______ day of ____________, 199   .


                         "BORROWER":                     HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                              Name:
                              Title:

                                                            (this
                              Certificate  is  to  be  signed  by
                              either  H. Rainey Powell  or  Linda
                              Daugherty on behalf of Borrower)