Form 10-K
period 1998-01-31
HAROLDS STORES INC
filed 1998-05-01
CIK 818682

59
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   __________________________


                              FORM 10-K
        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended January                Commission File No. 1-
              31, 1998                                      10892

                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

     765 Asp Norman, Oklahoma  73069                  (405) 329-4045
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

      At  March 27, 1998 the aggregate market value of the
Registrant's  Common  Stock  held  by  non-affiliates  was
$24,363,115  based  on a value of $7.00   per  share,  the
closing  price of Common Stock as quoted by  the  American
Stock Exchange on that date.

      On March 27, 1998 the registrant had 6,054,226 shares of Common Stock outstanding.

               DOCUMENT INCORPORATED BY REFERENCE:

     Information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders.
              Harold's Stores, Inc. & Subsidiaries
                            Index to
                   Annual Report on Form 10-K
           For the Fiscal Year Ended January 31, 1998

Part I.                                                                Page

     Item  1     Business                                                 3

     Item  2.  Properties                                                 9

     Item  3.  Legal Proceedings                                         11

      Item   4.   Submission of Matters to  a  Vote  of  Security
      Holders                                                            11

Part II.

      Item    5.  Market  for the Registrant's Common  Stock  and
      Related Stockholder Matters                                        11

     Item   6. Selected Consolidated Financial Data                      12

     Item   7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 13

     Item   8.   Consolidated   Financial   Statements   and
     Supplementary Data                                                  17

      Item   9. Changes in and Disagreements with Accountants  on
Accounting and Consolidated Financial Disclosure                         33

Part III.

     Item 10.  Directors and Executive Officers of the Registrant        33

     Item 11.  Executive Compensation                                    33

     Item  12.  Security Ownership of Certain Beneficial  Owners
     and Management                                                      33

     Item 13.  Certain Relationships and Related Transactions            33

Part IV.

       Item   14.   Exhibits,  Consolidated  Financial  Statement
Schedule and Reports on Form 8-K                                         34

Signatures                                                               35

                             PART I.

ITEM 1.  BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries collectively ("Harold's" or the "Company"), through a 42-store location chain of women's and men's specialty apparel stores in 17 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 20 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the
Company's distinctive women's and men's apparel and accessories. More than 90% of sales consists of the Company's designs controlled by Harold's own stylists and designers and resourced by Harold's buyers from domestic, European and Asian manufacturers. The remainder consists of branded merchandise selected to complement Harold's merchandise presentation. See "Business- Product Development and Sourcing Programs."

      The Company's 42 stores are comprised of 27 full-line women's and men's apparel stores, two stores which have a product line principally of ladies' apparel with a limited presentation of men's sportswear featuring the Company's Old School Clothing brand, nine stores featuring women's apparel only and four outlet stores to clear markdowns and slow-moving merchandise, in addition to some merchandise produced specifically for the outlets. In addition to the stores, the Company has a direct response "mail order" catalog business. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

      There was a decline in comparable store sales of 5.4% for fiscal 1998, compared to a decline of 0.5% for fiscal 1997. The Company believes that the decrease in comparable store sales for comparable periods is primarily attributable to the opening of second stores in several key markets, including:
Birmingham, Alabama; Norman, Oklahoma; Memphis, Tennessee; Dallas and Houston, Texas; and Washington, DC, as well as the selection of fashion trends that did not sell as well as anticipated. The Company's average sales per square foot for stores open during the entire fiscal year were $529 and $615 for fiscal 1998 and fiscal 1997, respectively. The Company believes its sales per square foot are higher than industry averages for similar stores.

      The Company believes that its future success will be achieved by expanding the number of its women's and men's apparel stores, increasing sales momentum at existing stores and increasing circulation of its direct response catalog. The Company recently embarked on an aggressive expansion program, adding in the aggregate 13 retail stores during fiscal 1997 and fiscal 1998 and thereby increasing the chain store count by approximately 30%.

      The Company's expansion plan will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. Thus far during fiscal 1999, the Company has opened a second store in San Antonio, Texas. With the opening of the new San Antonio store, the original San Antonio location is currently scheduled to be closed and consolidated with the new location during fiscal 1999. Three additional stores are planned for opening during the balance of fiscal 1999 in regional shopping malls.

      The Company operates on a 52-53 week fiscal year which ends on the Saturday closest to January 31. References herein to fiscal 1999, fiscal 1998, fiscal 1997, and fiscal 1996 refer to the fiscal years ended January 30, 1999, January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

Retail Merchandising

      The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, coats, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive and semi-exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In fiscal 1998, women's apparel accounted for approximately 77% of sales.

     The men's apparel product line includes tailored clothing, suits, sportcoats, furnishings, sportswear, and shoes. The style is principally what is known in the apparel trade as "updated traditional," classic styling with a contemporary influence. The young executive and college markets account for a substantial portion of the Company's men's store sales. In fiscal 1998, the Company's proprietary label apparel accounted for more than 90% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In fiscal 1998, men's apparel accounted for approximately 23% of sales.

      The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three fiscal years:

                        Fiscal 1998     Fiscal 1997      Fiscal 1996
                             (Dollar amounts in thousands)


Women's Merchandise
     Sportswear        $81,408  67.9%    $72,808  67.3%    $65,009  69.0%
     Shoes               4,827  4.0       5,422    5.0       5,196  5.5
     Handbags, Belts     5,899  4.9       5,777    5.3       4,962  5.3
     and Accessories

Men's Merchandise
     Suits,
Sportcoats, Slacks      10,762  9.0       8,815    8.1       6,493   6.9
and Furnishings

     Shoes               1,218  1.0       1,067    1.0         991   1.0
     Sportswear and     14,894  12.4      13,547  12.5     11,256   11.9
Accessories

Other
                           911  0.8         821 0.8         357  0.4

          Total:       $119,91  100.0    $108,2 100.0    $94,26  100.0
                             9  %            57 %             4  %

  Company Stores

      The Company's 42 stores range in size from 2,100 to 15,000 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The following table lists Harold's store locations as of March 27, 1998, with selected information for each location. Product lines in the table are defined as follows:

     W/M Stores with the Company's full-line women's and men's apparel.
     W/OS Stores with the Company's full-line women's apparel and also featuring the Company's "Old School Clothing Company" concept.

     W    Stores featuring women's apparel only.

Metropolitan Location        Type of          Product   Square
   Area                      Location         Lines     Footage

Atlanta, GA Lenox Square     Regional           W/M     6,861
                             Shopping Center
Atlanta, GA Park Place       Specialty           W      3,413
                             Center
Austin, TX  Arboretum        Specialty           W      3,300
            Market Place     Center
Austin, TX  8611 N. Mopac    Free Standing*     W/M    13,200
            Expressway
Baton       Citiplace        Specialty          W/M     5,200
Rouge, LA   Market Center    Center
Birmingham, Riverchase       Regional            W      2,713
AL          Galleria         Shopping Center
Birmingham, The Summit       Specialty          W/M     5,500
AL          Shopping Center  Center
Charlotte,  Shops on the     Specialty           W      4,000
NC          Park             Center
Columbus,   The Mall at      Regional           W/M     6,000
OH          Tuttle Crossing  Shopping Center
Cordova, TN Wolfchase        Regional           W/M     6,302
            Galleria         Shopping Center
Dallas, TX  Dallas Galleria  Regional            W      4,974
                             Shopping Center
Dallas, TX  Highland Park    Specialty          W/M     7,503
            Village          Center
Ft. Worth,  University Park  Specialty          W/M     6,000
TX          Village          Center
Germantown, Saddle Creek     Specialty         W/OS     3,909
TN          South            Center
 (Memphis
metro)
Greenville, Greenville Mall  Regional          W/OS     5,076
SC                           Shopping Center
Hillsboro,  Hillsboro        Outlet Mall*       W/M     5,160
TX          Outlet Mall

Houston, TX      Highland Village   Specialty    W/M     6,189
                                    Center
Houston, TX      Town and Country   Specialty    W/M     5,883
                 Village            Center
Jackson, MS      The Rogue          Free          W      2,100
                 Compound           Standing
Kansas City, MO  Country Club       Regional      W      4,155
                 Plaza              Shopping
                                    Center
Leawood, KS      Town Center        Regional     W/M     5,000
   (Kansas City  Plaza              Shopping
metro)                              Center
Littleton, CO    Park Meadows       Regional     W/M     5,465
   (Denver       Mall               Shopping
metro)                              Center
Louisville, KY   Mall St.           Regional     W/M     4,292
                 Matthews           Shopping
                                    Center
Lubbock, TX      8201 Quaker        Specialty    W/M     3,897
                 Avenue             Center
McLean, VA       Tyson's Galleria   Regional     W/M     5,083
                                    Shopping
                                    Center
Nashville, TN    The Mall at        Regional     W/M     5,975
                 Greenhills         Shopping
                                    Center
Norman, OK       Campus Corner      Specialty    W/M     9,050
                 Center             Center
Norman, OK       575 S.             Free         W/M    15,421
                 University Blvd.   Standing*
Oklahoma City,   106 Park Avenue    Street       W/M     3,760
OK                                  Location
Oklahoma City,   50 Penn Place      Specialty    W/M    14,240
OK                                  Center
Omaha, NE        One Pacific        Specialty     W      3,272
                 Place              Center
Phoenix, AZ      Biltmore Fashion   Regional     W/M     5,033
                 Park               Shopping
                                    Center
Plano, TX        Park and Preston   Free         W/M     5,525
   (Dallas                          Standing
metro)
Raleigh, NC      Crabtree Valley    Regional     W/M     5,205
                 Mall               Shopping
                                    Center
Richmond, VA     River Road         Specialty    W/M     5,000
                 Shopping Center    Center
San Antonio, TX  Broadway and       Free          W      3,312
                 Austin Highway     standing
San Antonio, TX  Alamo Quarry       Specialty    W/M     5,000
                 Market             Center
Sealy, TX        Sealy Outlet       Outlet       W/M     9,000
                 Center             Mall*
St. Louis, MO    Plaza Frontenac    Regional     W/M     4,221
                                    Shopping
                                    Center
Tulsa, OK        Farm Shopping      Specialty    W/M     3,888
                 Center             Center
Tulsa, OK        Utica Square       Regional     W/M     4,625
                                    Shopping
                                    Center
Wichita, KS      The Bradley Fair   Specialty    W/M     5,500
                 Center             Center

  *Outlet Store

      The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). Sales associates are paid a commission against a draw. Commissions range from 7% to 10% based on the type of product sold and the scale of the associate. Store managers are paid on a salary plus a performance bonus based on attainment of sales goals and expense control.

      The Company's stores generally are open seven days per week and evenings. In addition to the Company's own "Harold's" credit card, the Company accepts VISA, Mastercard and American
Express.
Product Development and Sourcing Programs

      The Company's product development and sourcing programs enable it to offer exclusive and semi-exclusive items not available in competing stores or catalogs. More than 90% of sales is merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes that this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to improve its initial mark up. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company and items developed by the Company and manufactured on a semi-exclusive basis for the Company.

       An important component of the Company's product development programs is market research of styles and fabrics. The Company's buyers shop European and domestic markets for emerging fashion trends, for new vendors, and for fabric, artwork and samples for new garment designs. Through sophisticated, computer-aided design technologies, the product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is complemented by association with independent buying offices in New York and Florence, Italy.

      The Company's product development programs enable it to offer new styles, often before similar merchandise is available at other specialty or department stores or catalogs. The Company imports a significant portion of its merchandise directly from the United Kingdom, Italy, and through domestic importers from the Far East.

      The Company's merchandisers travel to Europe, including popular fashion meccas such as Paris and Milan, six to eight times each year, searching out new styles and collecting vintage fabrics and antique wallpaper, and original art for pattern development. In addition to purchasing original art work created for pattern development, merchandisers have ongoing contact with several art studios in Europe where artists hand paint intricate patterns and prints exclusively for the Company. The European development work helps the Company spot emerging trends among fashion forward Europeans for development into the Company's classically-inspired merchandise.

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

       During fiscal 1995, the Company entered into a new arrangement with its largest apparel vendor, CMT Enterprises, Inc. ("CMT"). Previously, Harold's controlled the design process and paid CMT for finished goods when produced and manufactured. Under the new arrangement, the process has become more verticalized. CMT acts as the Company's agent in the purchase of raw materials (i.e. fabrics, linings, buttons, etc.) and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. The Company purchases raw materials directly from suppliers and pays for the manufacturing process as costs are incurred. CMT is paid a commission based on actual cutting, sewing and trim costs of the finished goods. The Company believes this relationship with CMT permits the Company to control the quality and cost of the Company's inventory purchases. A substantial portion of the Company's merchandise purchases are concentrated among a small number of vendors. The Company believes that fewer vendor relationships advance the Company's product development objectives by increasing control over the design and manufacturing process. In the event of the termination of the CMT relationship or other of the Company's vendors, management believes that in most instances more than one
new        vendor        would       be        required        to
replace the loss of a principal vendor. Although management believes that replacement vendors could be located, if any buying relationship is terminated and until replacement vendors are located, the operating results of the Company could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and - Capital Resources, Capital Expenditures and Liquidity and note 11 to Consolidated Financial Statements."

Catalog Publication and Order Fulfillment

      In March 1990, using an in-house data base, the Company mailed its first direct response catalog to over 100,000 addresses. In addition to contributing to sales, the catalog has become an increasingly important market research and new store promotion tool. During fiscal 1998, the Company used its mail order buyer list (currently containing approximately 170,000 names), its retail customer list (currently containing approximately 200,000 names) and a variety of rental lists to mail six issues with an average of 91 pages, and an aggregate circulation of approximately 7.8 million copies (including abridged issues). The catalogs are designed and produced in-house with photography, prepress and printing services being outsourced. On-line computerized inventory systems and order processing programs offer control of fulfillment and shipping times and record the purchase history of catalog buyers and the performance of each individual mailing list. Orders are processed daily and inventory adjustments are managed accordingly.

       The direct response catalog has experienced sales increases from $620,000 in fiscal 1992 to $9,039,000 in fiscal 1998. As a stand-alone venture and as costs are currently accounted, the catalog has recorded a loss from operations each year. The principal reasons for the losses include: (i) in addition to its primary merchandising role, the catalog is employed as an advertising vehicle to stimulate customer traffic in the existing Harold's stores, and also as a market research and development tool in connection with expanding the chain into new markets; and (ii) at the end of a specific catalog's run the unsold merchandise is reacquired from the catalog operation at marked down cost prices to allow such merchandise to be sold with a customary profit margin in the Company's retail stores, and profit is recorded in the store and is not a component in calculating the catalog's profitability. In addition, the Company does not account for the advertising and traffic-building benefits of mailing the catalog to its known retail customers, for any profits earned from catalog close-outs sold in the outlet stores, or for the catalog's contribution to developing potential new store locations.

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

      The Company continually reviews its inventory level in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its four outlet stores to dispose of slow moving merchandise. In addition, slow moving merchandise is periodically cleared through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

      The Company operates an 85,000 square foot distribution facility capable of processing merchandise for 74 stores, in Norman, Oklahoma. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise will route through the distribution center from various manufacturers. Each item is examined, sorted, tagged with bar coded tickets which track the merchandise for analysis by multiple parameters, including, vendor lot number, color and size. The merchandise is then boxed for shipment by company trucks or common carrier to the Company's 42 stores and catalog operation. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.
Seasonality

     The Company's business follows a seasonal pattern, peaking twice a year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 1998, approximately 54% of the Company's sales occurred and substantially all of the Company's net income was earned during the third and fourth quarters.

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

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, Mastercard, and the American Express credit cards. The Company's catalog operation accepts VISA, Mastercard and the Company's credit card. Credit card sales were 73% in fiscal 1996, 74% in fiscal 1997, and 76% in fiscal 1998. In fiscal 1998, 17% of sales were made with the Harold's credit card and 59% were made with third party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 31, 1998, the allowance for bad debts from Company credit card sales was approximately 0.9% of Harold's proprietary credit card sales for fiscal 1998.

     Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, Mastercard and American Express). At January 31, 1998, the Company had approximately 57,000 credit accounts, 60% of which had been used at least once during the prior 12 months, and the average card holder had a line of $1,000 and an outstanding balance of $300. Charges by holders of the Company's credit card during fiscal 1998 totaled approximately $22,900,000.

Advertising

     The Company maintains an in-house advertising department, which has won numerous Addy awards at the local, district and national levels. The advertising department staff produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct response catalogs and other direct mail pieces. In fiscal 1998, the Company spent approximately $10,000,000 (8.3% of sales) on advertising as compared to $8,000,000 (7.4% of sales) in fiscal 1997. This expenditure includes the production and mailing costs associated with the Company's direct response catalog. The advertising department is also involved in the production of quarterly and annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

Management Information Systems

      The  Company  places  great  emphasis  on  upgrading  and
integrating its management information systems ("MIS"). The Company believes these upgrades will enable it to maintain more efficient control of its operations and facilitate faster and more informed responses to potential opportunities and problems. The Company maintains an MIS team to oversee these information management systems, which include credit, sales reporting, accounts payable and merchandise control, reporting and distribution.
     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The Company's POS system has been updated to allow additional functions to be programmed into the system. The POS system provides personnel scheduling and time keeping capabilities, as well as, a customer profile function to better identify and track consumer demographics.

     The Company continues to implement newer and better inventory control systems. The Company routinely conducts its own inventory using a sophisticated scanning system. POS scanning devices record and track SKU bar codes which are assigned to every piece of merchandise. This information is downloaded into the Company's IBM AS400r computer which generates a detailed report within 24 hours of the physical inventory.

     The Company has also implemented ARTHURr, a computerized merchandise planning system which interacts with the Company's AS400r and Island Pacific Systemsr software. ARTHURr facilitates seasonal planning by department and store, and provides certain data for financial planning.

     The Company plans to continue implementing upgrades and improving its management information system to keep abreast of the retail industry's increasing technological advances. The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to Year 2000. Management is in the process of working with its software vendors to assure that the Company is prepared for the Year 2000. During fiscal 1999, the Company intends to invest approximately $1,500,000 in management information system upgrades and replacements that the Company believes are Year 2000 compliant and should address Year 2000 compliance issues presently known to the Company. However, significant uncertainty exists concerning potential costs and the Company's ability to identify or address all Year 2000 compliance issues. Any Year 2000 compliance problem of either the Company or by those with whom the Company conducts business could have a material adverse effect on the Company's business, consolidated results of operations and financial condition.

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

     The Company's two Houston stores and the Sealy, Texas Outlet bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

     On  March  27,  1998  the Company  had  approximately  569 full-time and 753 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belongs to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

     At March 27, 1998, the Company owned the Austin Outlet store and leased 41 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has fixed rent with no percentage rent. Three store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Twenty-three of the leased stores open during all of fiscal 1998 operated at sales volumes above the breakpoint (the sales volume below which only rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.
     Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

                           Years Leases            Number of
                              Expire                Stores

                               1998                    2
                            1999-2000                  6
                            2001-2003                  8
                          2004 and later              25

     The Company generally has been successful in renewing its store leases as they expire.

    During fiscal 1998, the Company entered into new leases for stores in Birmingham, Alabama; Sealy, Texas; and Dallas, Texas.
Management believes the terms of these leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $32 per square foot over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs has increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

                         1998           1997           1996

 Base rent           $  3,702,000      2,806,000     2,222,000

 Additional rents
 computed as a
 percentage of
 sales                1,206,000         1,261,000    1,112,000

 Total               $_4,908,000       4,067,000     3,334,000

Corporate Headquarters and Catalog Fulfillment Center

     The Company owns a complex of contiguous buildings in Norman, Oklahoma comprised of approximately 36,500 square feet, with 22,000 square feet of this space being utilized by the Company for its executive offices, administrative functions and catalog fulfillment center. The remainder of this complex is currently leased to other parties and could be used for future expansion of the catalog fulfillment center and other Company needs.

Merchandise Buying Office, and Distribution Center

     The Company leases a 10,000 square foot building used primarily as a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office") and an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma.

    The lessor of the Dallas Buying Office and the distribution center is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders and directors of the
Company.   The  term of the Dallas Buying Office lease  expires
March  2012,  with  annual  rent  payments  of  $158,000   plus
insurance, utilities and property taxes until April, 2000, at which time the annual rent will be $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year
thereafter  until expiration of the lease.   The  term  of  the
distribution center lease expires in June 2012, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease.
     The limited partnership also owns a 50,000 square foot facility in Dallas, Texas. The Company is currently negotiating with the limited partnership to lease the facility for anticipated occupancy in the second half of fiscal 1999. The Company intends to use approximately 31,000 square feet as a new Dallas buying office with the remainder to be utilized for storage and expansion. The present Dallas Buying Office will be subleased. The Company is currently engaged in negotiations with a potential sublessee but there is no assurance that a sublease will be consummated on terms favorable to the Company.

ITEM 3.        LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM  4.         SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                            PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      At March 27, 1998, there were 683 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated. The price per share information contained in the following table is restated to reflect 5% stock dividends paid to holders of Common Stock on January 16, 1998 and on January 17, 1997.

               Quarterly Common Stock Price Ranges

                  Fiscal  1998    High            Low

                  1st Quarter     $  13.33        $  8.69
                  2nd Quarter     $   9.41        $  7.98
                  3rd Quarter     $   8.51        $  7.02
                  4th Quarter     $   8.10        $  5.95

               Quarterly Common Stock Price Ranges

                  Fiscal  1997    High            Low

                  1st Quarter     $16.21          $10.77
                  2nd Quarter     $15.42          $12.70
                  3rd Quarter     $13.27          $12.36
                  4th Quarter     $14.74          $12.38

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

                                         Fiscal Year

                             1998     1997     1996    1995    1994

                          (Dollar amounts in thousands, except per
                                        share data)

Statements  of  Earnings
Data:
Sales                     $119,919  108,257   94,264  75,795  60,940

   Percentage increase      10.8%    14.8%    24.4%   24.4%   23.7%

Gross profit on sales(1)  $38,149   38,717   33,819  26,407  20,349

   Percentage of sales      31.8%    35.8%    35.9%   34.8%   33.4%

Earnings before income        $74    5,880    4,645   3,539  2,783
taxes
   Percentage of sales       0.0%     5.4%     4.9%    4.7%    4.5%

Net earnings                  $44    3,528    2,787   2,088   1,612

   Percentage of sales       0.0%     3.3%     3.0%    2.8%    2.6%

Earnings per common
share (2):                  $0.01     0.61     0.51    0.38    0.31
     Basic                  $0.01     0.59     0.51    0.38    0.31
     Diluted

Other Operating Data:

Stores  open at  end  of       41       36       29      25      21
period
Growth   in   comparable   (5.4%)   (0.5%)     8.7%   10.7%    7.4%
store sales
     (52-53 week basis)

Balance Sheet Data:

Working capital           $35,430   28,016   21,301  12,524  12,540

Total assets               63,929   59,608   42,909  34,661  26,441

Long-term debt (3)         19,708   12,528    9,540     594    669

Stockholders' equity       36,466   36,035   25,299  22,260  19,996

Net book value per share    $6.03     6.01     4.63    4.10    3.70
(4)

      (1) In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of
goods                                                      sold
(including occupancy and central buying expenses) from sales.
      (2) Net earnings per common share are based on the weighted average number of common shares outstanding during
each             period  restated  for  the  5%  percent  stock
dividends in fiscal 1998, fiscal 1997 and fiscal 1996  and  the
10%   percent                                             stock
dividends in fiscal 1995, and fiscal 1994.
      (3) In fiscal 1996, the Company renewed its line of credit to be payable at a fixed maturity rather than on demand,
which           required the loan to be reclassified  as  long-
term debt.
      (4) Net book value per share is based on the number of shares of Common Stock outstanding at the end of each fiscal
year            restated for the 5% stock dividends  in  fiscal
1998,  fiscal  1997  and 1996 and the 10%  stock  dividends  in
fiscal  1995, and                                        fiscal
1994.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects items in the Company's statement of earnings as a percentage of sales for the periods indicated:

                                         Fiscal Year

                                     1998       1997    1996
                                       (52       (52     (53
                                    Weeks)    Weeks)  Weeks)

 Sales                               100.0%   100.0    100.0

Cost of goods sold                  (68.2)    (64.2)  (64.1)
Selling, general and                (19.9)    (20.1)  (19.9)
administrative expenses
Advertising expense                  (8.3)     (7.4)   (8.3)
Depreciation and amortization        (2.9)     (2.6)   (2.3)
Interest expense
                                     (0.7)     (0.3)   (0.5)

Earnings before income taxes          0.0        5.4     4.9
Provision for income taxes
                                      0.0     (2.1)    (1.9)

Net earnings                          0.0%      3.3     3.0


      The following table reflects the sources of the increases in Company sales for the periods indicated:

                                           Fiscal Year

                                      1998       1997      1996
                                  (52       (52       (53
                                  Weeks)    Weeks)    Weeks)

Store sales (000's)                $110,880    99,374    84,880
Catalog sales (000's)                 9,039     8,883     9,384



Sales (000's)                       $119,919   108,257    94,264

Total sales growth                    10.8%     14.8%     24.4%
Growth in comparable store sales     (5.4)                 8.7
(52-53 week basis)                             (0.5)
Growth in catalog sales               1.8      (5.3)      36.1

Store locations:
 Existing  stores  beginning  of       36         29        25
 period
  Stores closed                        (1)          -         -
 New stores opened during period        6          7        4

  Total  stores  at  end   of
  period                               41         36       29

      Total Company sales increased 10.8% in fiscal 1998 as compared to 14.8% in fiscal 1997 and 24.4% in fiscal 1996. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened five stores and one outlet during fiscal 1998 and closed one store. Stores were opened in: Cordova, Tennessee (Memphis metro); Wichita, Kansas; Columbus, Ohio; Richmond, Virginia; Birmingham, Alabama; and an outlet in Sealy, Texas. A store closed in Kensington, MD (Washington, DC metro).

     The Company opened six stores and one outlet during fiscal 1997. Stores were opened in: Greenville, South Carolina; Leawood, Kansas; Raleigh, North Carolina; McLean, Virginia; Littleton, Colorado (Denver metro); Houston, Texas (known as Harold Powell); and an outlet in Norman, Oklahoma.

      The  Company  opened three stores and one  outlet  during
fiscal  1996.   Stores  were opened in:  St.  Louis,  Missouri;
Louisville, Kentucky; Baton Rouge, Louisiana; and an outlet  in
Hillsboro, Texas.

      Comparable store sales declined 5.4% during fiscal 1998, compared to a decline of 0.5% in fiscal 1997 and an increase of 8.7% in fiscal 1996. The Company believes that the declines experienced in comparable store sales during fiscal 1998 and fiscal 1997 were primarily attributable to the opening of second stores in several key markets, including: Birmingham, Alabama; Norman, Oklahoma: Memphis, Tennessee; Dallas and
Houston, Texas; and Washington, DC, as well as lower than anticipated sales of fashion apparel merchandise. The Company believes that the increase in comparable store sales in fiscal 1996 was primarily attributable to favorable response to the Company's merchandise offerings.

      Catalog sales increased 1.8% during fiscal 1998, compared to a decline of 5.3% in fiscal 1997 and an increase of 36.1% in fiscal 1996. The increase during fiscal 1998 was due to expanded catalog circulation. Since the 1989 test market of Harold's first catalog, the Company has expanded its regular catalog to include six seasonal issues each year. For fiscal 1998, the Company's catalog averaged 91 pages per issue with an aggregate mailing (including abridged issues) of approximately
7.8 million catalogs. During fiscal 1997, the decline in catalog sales was the result of the Company shifting its focus from expanding catalog circulation to reducing catalog expenses as a percentage of sales and a disappointing response toward two of six books. The Company believes that the increase in catalog sales during fiscal 1996 was the direct result of the Company's expansion of this segment of the business.

      The Company's gross margin declined from 35.8% in fiscal 1997 to 31.8% in fiscal 1998. The Company experienced higher markdowns due to excess inventory levels, resulting from lower than anticipated sales of fashion apparel merchandise. In addition, higher occupancy costs that did not leverage due to lower sales negatively impacted the gross margin. Any increase in net earnings as a percentage of sales will be the result of increasing sales while controlling selling, general and administrative expenses and improvement in gross margin from sales. The Company's gross margin declined from 35.9% in fiscal 1996 to 35.8% in fiscal 1997. Increases in initial markups and reduced markdowns were offset by higher occupancy costs keeping the gross margin relatively flat. The increase in the Company's gross margin during fiscal 1996 to 35.9% from 34.8% in fiscal 1995 was the result of reduced markdowns related to increased store sales.

      Selling, general and administrative expenses decreased 0.2% of sales in fiscal 1998 and increased 0.2% of sales in fiscal 1997 and in fiscal 1996. The decline in selling, general and administrative expenses as a percentage of sales in fiscal 1998 was primarily due to a reduction in catalog fulfillment costs, offset by increases in sales salaries in order to maintain exceptional customer service expectations. The increases in selling, general and administrative expenses for fiscal 1997 and fiscal 1996 resulted primarily from increases in sales salaries as part of an effort to improve the quality of customer service.

      Catalog production costs increased $1,600,000 or 36% in fiscal 1998, whereas in fiscal 1997 such costs decreased by 8%. In fiscal 1998, the Company increased circulation in attempts to increase the rate of sales growth in the catalog division, resulting in an increase in catalog expenses as a percentage of sales compared to fiscal 1997, when the Company decreased the rate of sale growth in the catalog division. The increase of 31% in fiscal 1996 was due to the expansion of catalog operations. Non-catalog advertising expenditures increased 11% in fiscal 1998 compared to an increase of 20% in fiscal 1997 and 33% in fiscal 1996. Such expenses increased primarily due to new store opening expenditures, combined with promotional activity to clear excess inventory levels.

      During fiscal 1998, interest expense increased $497,000, or 0.4% of sales, compared to fiscal 1997 due to higher outstanding debt balances. The average balance on total outstanding debt was $19,448,000 in fiscal 1998, compared to $9,073,000 for fiscal 1997. The increase in average balances resulted principally from the addition of the CMT Enterprises, Inc. term loan, as well as increases related to additional working capital inventory purchase needs. As the Company's growth continues, cash flow may require additional borrowed funds, which may cause an increase in interest expense.

      Substantially all of the Company's purchases are priced in U.S. dollars. However, some European purchases are denominated in local currency and, therefore, are subject to the fluctuation in currency exchange rates. During fiscal 1998, the Company entered into three forward exchange contracts with a major financial institution to secure firm pricing related to purchase commitments to be denominated in foreign currencies. The contracts are of varying short-term duration and include a window delivery feature which provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. The amount of any gain or loss on these contracts in fiscal 1998 was immaterial. The Company has no assurance that the impact in the future will not be material.

      The Company's income tax rate was 40% in fiscal 1998, fiscal 1997 and fiscal 1996.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For fiscal 1998, net cash used in operating activities as $3,551,000 was compared to $249,000 net cash provided by operating activities for fiscal 1997. The decline can be partially attributable to (i) net earnings of $44,000 for fiscal 1998, compared to net earnings of $3,528,000 for fiscal 1997, a reduction in net earnings of $3,484.000, (ii) the timing of cash disbursements as reflected in a decrease in accounts payable of $1,879,000 for fiscal 1998, as compared to an increase in accounts payable of $2,272,000 for fiscal 1997, and (iii) amortization of deferred catalog costs as reflected in a decrease in other assets of $558,000 in fiscal 1998 compared to a $652,000 increase in fiscal 1997.

      Offsetting the decrease in net cash used in operating activities was an increase of $2,896,000 in the Company's merchandise inventories for fiscal 1998, compared to fiscal 1997 during which inventories increased by $6,897,000. Management expects the dollar amount of the Company's merchandise inventories to continue to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. Period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For fiscal 1998, net cash used in investing activities was $4,554,000, as compared to $9,705,000 for fiscal 1997. Capital expenditures totaled
$4,760,000, compared to $7,102,000 for fiscal 1997. The Company incurred significant expansion costs at the distribution center during fiscal 1997 that were not incurred to the same magnitude in fiscal 1998. Capital expenditures during such periods were invested principally in new stores, and remodeling and equipment expenditures in existing operations. On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc. ("CMT") in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit of $1,391,000 at a New York City bank and for working capital purposes. At March 27, 1998 the outstanding balance of the loan was $2,599,000. CMT is a major independent contractor whose assistance is instrumental in the Company's design process. See note 3 to Consolidated Financial Statements.

     Cash Flows From Financing Activities. During fiscal 1998, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases for the fiscal year (see "Liquidity").

      The Company has available a line of credit with its bank. This line had average balances of $16,472,000 and $7,801,000 for the fiscal years 1998 and 1997, respectively. During fiscal 1998, this line of credit had a high balance of $21,500,000 and a $15,036,000 balance as of January 31, 1998.
The  balance  at March 27, 1998, was $13,732,000. In  addition, the Company secured a term loan totaling $2,341,000 and a revolving note in the amount of $3,000,000 (of which $884,000 was outstanding at January 31, 1998) each maturing on June 30, 1999.

       Liquidity.   The  Company  considers  the  following  as
measures of liquidity and capital resources as of the dates indicated (dollars in thousands).
                                         Fiscal Year

                                   1998     1997      1996
   Working capital              $35,430  $28,016   $21,301
   Current ratio                 5.63:1   3.57:1    3.71:1
   Ratio of working capital       .55:1    .47:1     .49:1
   to total assets
   Ratio of long-term debt
   (including current             .56:1    .35:1     .38:1
      maturities) to
   stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. The Company's capital expenditures budget for fiscal 1999 is approximately $4,000,000.
Seasonality

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

Impact of New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net income. The Company will adopt SFAS No. 130 in fiscal 1999.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that a public entity report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in fiscal 1999.

      In April 1998, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Initial application of the SOP is as of the beginning of the fiscal year in which the SOP is first adopted and will be reported as the cumulative effect of a change in accounting principle. It is effective for fiscal year 2000 and earlier application is encouraged. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999. Management believes that the adoption of SOP 98-5 will not have a material impact on the financial condition or the results of operations of the Company.

ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                           18

Consolidated Financial Statements:

     Consolidated Balance Sheets
          January 31, 1998 and February 1, 1997                        19

     Consolidated Statements of Earnings
       52  Weeks  Ended January 31, 1998 and   February  1, 1997, and
       53 Weeks Ended February 3, 1996            .....................21

     Consolidated Statements of Stockholders' Equity
          52 Weeks Ended January 31, 1998 and February 1, 1997, and
          53 Weeks Ended February 3, 1996         .....................22

     Consolidated Statements of Cash Flows
          52 Weeks Ended January 31, 1998 and February 1, 1997,
and
          53 Weeks Ended February 3, 1996         .....................23

     Notes to Consolidated Financial Statements                        24
                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Harold's Stores, Inc.:



      We have audited the accompanying consolidated balance sheets of Harold's Stores, Inc. and subsidiaries (the Company) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the 52 week periods ended January 31, 1998 and February 1, 1997, and the 53 week period ended February 3, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harold's Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the 52 week periods ended January 31, 1998 and February 1, 1997, and the 53 week period ended February 3, 1996, in conformity with generally accepted accounting principles.

                                              KPMG  PEAT  MARWICK
LLP


Oklahoma City, Oklahoma
March 27, 1998
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                          (In Thousands)





                                                   January    February 1,
                                                  31, 1998           1997

          Current assets:

             Cash and cash equivalents                $130            433

             Trade accounts receivable, less
               allowance for doubtful accounts       5,822          5,476
               of $228
               in 1998 and $215 in 1997
             Other receivables                         886            673
             Merchandise inventories                31,440         28,544
             Prepaid expenses                        2,688          2,174
             Prepaid income tax                        961              -
             Deferred income taxes                   1,154          1,615


                 Total current assets               43,081         38,915

          Property and equipment, at cost           28,533         25,001
          Less accumulated depreciation and       (10,197)        (7,897)
          amortization

             Net property and equipment             18,336         17,104

          Other receivables, noncurrent              2,084          2,603

          Other assets                                 428            986



           Total assets                          $  63,929         59,608






















  See accompanying notes to consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)





                                                  January    February
                                                 31, 1998     1, 1997

        Current liabilities:

           Current maturities of long-term          $ 734        110
        debt
           Accounts payable                         4,789       6,668
           Redeemable gift certificates               916         923
           Accrued bonuses and payroll                953       1,958
              expenses
           Accrued rent expense                       259         298
            Income taxes payable                        -         942


                  Total current liabilities         7,651      10,899


        Long-term debt, net of current             19,708      12,528
        maturities
        Deferred income taxes                         104         146

        Commitments and contingent
        liabilities (notes 10 and 12)

        Stockholders' equity:

           Preferred stock of $.01 par value
              Authorized 1,000,000 shares;              -           -
              none issued
           Common stock of $.01 par value
              Authorized 25,000,000 shares;
              issued and                                60          57
              outstanding 6,044,105 in
              1998,  and  5,713,526 in 1997
           Additional paid-in capital               33,947      31,548
           Retained earnings                         2,459       4,430


                   Total stockholders' equity        36,466      36,035


        Total liabilities and stockholders'         $63,929      59,608
        equity















  See accompanying notes to consolidated financial statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)





                                        52 Weeks     52 Weeks     53 Weeks
                                           Ended        Ended        Ended
                                         January  February 1,  February 3,
                                        31, 1998         1997         1996

       Sales                          $  119,919      108,257       94,264

       Costs and expenses:
           Cost   of   goods    sold
       (including   occupancy    and
       central    buying   expenses,      81,770       69,540       60,445
       exclusive of items
       shown separately below)

       Selling,     general      and      23,723       21,712       18,730
       administrative expenses

          Advertising expense             10,002        8,001        7,807

          Depreciation and                 3,535        2,806        2,185
          amortization

          Interest expense                   815          318          452


                                         119,845       102,377      89,619


            Earnings  before  income          74        5,880        4,645
            taxes

       Provision for income taxes             30        2,352        1,858


          Net earnings                    $   44        3,528        2,787

       Net earnings per common
       share:

            Basic                         $.01          .61          .51

            Diluted                       $.01          .59          .51


       Weighted average number of      6,020,936    5,798,098    5,453,905
       common shares

















  See accompanying notes to consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)



                                             52 Weeks     52 Weeks    53 Weeks
                                                Ended        Ended       Ended

                                          January 31,     February    February
                                                 1998      1, 1997     3, 1996

     Common stock:

     Balance, beginning of year              $57               50          47


     Stock dividend  (5 percent) in
     1998 of 287,528 shares,  (5
     percent) in 1997 of 272,072                  3            3           3
     shares, and
     (5 percent) in 1996 of 235,868
     shares

     Stock bonuses, 2,306 shares in
     1998, 1,761 shares in 1997, and                -            -           -
     1,301 shares in 1996

     Employee   Stock   Purchase   Plan
     40,745   shares  in  1998,  21,512             -            -           -
     shares  in 1997, and 22,838 shares
     in 1996

     Issuance  of  460,000  shares   in
     1997                                           -            4           -

     Balance, end of year                $         60           57         50

     Additional paid-in capital:

     Balance, beginning of year             $  31,548       20,572    17,491

     Stock  dividend  (5  percent)   in         2,010        3,772     2,827
     1998, 1997 and 1996

     Stock bonuses                               22            28      13

     Issuance of 460,000 shares in
     1997, net of issuance                        -          6,860      -
     cost of $145

     Employee stock purchase plan               367          316        241


     Balance, end of year                   $  33,947     31,548      20,572

     Retained earnings:

     Balance, beginning of year            $    4,430      4,677      4,722

     Net earnings                                  44      3,528      2,787

     Stock  dividend  (5  percent)   in       (2,015)      (3,775)   (2,832)
     1998, 1997 and 1996

     Balance, end of year                  $    2,459        4,430     4,677



  See accompanying notes to consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                       52 Weeks    52 Weeks    53 Weeks
                                          Ended       Ended       Ended
                                    January 31, February 1,    February
                                           1998        1997     3, 1996

      Cash flows from operating
      activities:
      Net earnings                           $44        3,528       2,787

      Adjustments to reconcile net
      earnings to net cash
         provided by (used in)
      operating activities:
         Depreciation and                3,535        2,806       2,185
      amortization
         Deferred income tax               419         (685)      (360)
      expense (benefit)
         (Gain) loss on sale of            (44)          (2)          1
      assets
         Shares issued under               389          344         254
      employee incentive plans
         Changes in assets and
      liabilities:
             Increase in trade and        (209)        (798)      (346)
      other receivables
             Increase in                (2,896)      (6,897)    (3,800)
      merchandise inventories
             Increase in prepaid          (961)           -           -
      income taxes
             Decrease (increase)           558         (652)       (37)
      in other assets
             Increase in prepaid          (514)        (415)      (585)
      expenses
             (Decrease) increase        (1,879)       2,272         242
      in accounts payable
             (Decrease) increase          (942)         106         253
      in income taxes payable
             (Decrease) increase        (1,051)         642         642
      in accrued expenses
      Net cash provided by (used        (3,551)        249        1,236
      in)operating activities

      Cash flows from investing
      activities:
         Acquisition of property        (4,760)      (7,102)    (5,687)
      and equipment
         Proceeds from disposal of
      property and                          37           96         302
            equipment
         Term loan to others                 -       (2,750)         -

         Payment of principal from
      term loan to others                  169           51           -
      Net cash used in investing        (4,554)      (9,705)    (5,385)
      activities

      Cash flows from financing
      activities:
         Borrowings on long-term         4,364          956           -
      debt
         Payments of long-term            (411)         (97)       (75)
      debt
         Advances on revolving          46,834       44,518      32,652
      line of credit
         Payments of revolving         (42,983)     (42,354)   (28,533)
      line of credit
         Proceeds of common stock            -        6,864           -
      offering
         Payments of fractional
      shares issued with
         stock dividend                     (2)           -          (2)
      Net cash provided by               7,802        9,887       4,042
      financing activities

      Net increase (decrease) in
      cash and cash equivalents           (303)         431        (107)
      Cash and cash equivalents at
      beginning of year                    433            2         109
      Cash and cash equivalents at
      end of year                          $130          433           2

      Supplemental disclosure of
      cash flow information:
      Cash paid during the year
      for:
         Income taxes                     $756        2,239       1,965

         Interest                   $    1,487          699         678


      Interest Capitalized during
      the year                            $ 672          381         226

  See accompanying notes to consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     January 31, 1998, February 1, 1997 and February 3, 1996

1.   Summary of Significant Accounting Policies

Nature of Entity

      Harold's Stores, Inc., an Oklahoma corporation (the Company), operates a chain of "updated traditional", classic styled ladies' and men's specialty apparel stores. The Company offers its merchandise in 41 stores primarily across the South and Southwest, with 12 stores located in Texas, and through its mail order catalog. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer. In addition, the in-house advertising and catalog production capabilities create opportunities for vertical integration.

Basis of Presentation

     The consolidated financial statements include the accounts of  the  Company and its subsidiaries, all of which are  wholly
owned.   All significant intercompany accounts and transactions
have been eliminated.

Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. Fiscal years 1998, 1997, and
1996 ended January 31, 1998, February  1, 1997, and February 3,
1996, respectively.

Accounts Receivable and Finance Charges

       Trade accounts receivable primarily represent the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when billed to the customers. Minimum monthly payments are required generally equal to ten percent of the outstanding balance. The average liquidation rate at January 31, 1998 was approximately
3.5 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $985,000, $864,000, and $705,000, in fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

Derivatives

      The Company uses forward exchange contracts to reduce exposure to foreign currency fluctuations related to certain purchase commitments. Unrealized gains or losses related to hedges of firm commitments are deferred and included in the basis of the transaction when completed.

Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Inventories of raw materials are valued at the lower of cost or market, and approximate $7,121,000 and $7,612,000 in fiscal 1998, and fiscal 1997, respectively.

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

Preopening Expenses and Catalog Costs

      Costs associated with the opening of new stores are expensed over a six month period. The costs are carried as prepaid expenses prior to the store opening. Such costs included approximately $ 83,000 at January 31, 1998 and $117,000 at February 1, 1997.

       The Company expenses all non-direct advertising as incurred and defers the direct costs of producing its mail order catalogs. These costs are amortized over the estimated sales period of the catalogs, generally three to four months. At January 31, 1998 and February 1, 1997 approximately $341,000 and $909,000, of deferred catalog costs are included in other assets. The Company incurred approximately $10,002,000, $8,001,000, and $7,807,000, in advertising expenses, of which approximately $6,028,000, $4,429,000, and $4,818,000 were related to the mail order catalogs during fiscal years 1998, 1997, and 1996, respectively.

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

Net Earnings Per Common Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earning Per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1998 as required by the statement. The effect of adopting SFAS No. 128 was not material to the Company's prior period earnings per share data. The previously reported amounts for earnings per share were restated using basic earnings per share and diluted earnings per share.

      Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding were restated for the five (5%) percent stock dividends in fiscal 1998, 1997 and 1996. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

      The following table reconciles the net income applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the periods indicated:

                                                    Fiscal Year

                                             1998      1997       1996
                                           (Amounts in thousands, except
                                                  per share data)

Net earnings applicable to common           $    44     3,528       2,787
shares, basic and diluted

Weighted average number of common             6,021     5,798       5,454
shares outstanding - basic
Dilutive effect of potential common
shares issuable upon
     exercise of employee stock                  11       147          59
options
Weighted average number of common
shares outstanding - diluted                  6,032     5,945       5,513

Earnings per share:
     Basic                                    $.01       .61          .51

     Diluted                                   $.01       .59         .51

Stock Options

       The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.


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

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2.   Fair Value of Financial Instruments

      Balance Sheet: Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Other receivables and debt are at variable interest rates, therefore, fair value approximates book value.

      Off Balance sheet: The aggregate outstanding notional principal amount of forward exchange contract commitments approximates fair value at January 31, 1998. Fair values relating to the forward exchange contracts reflect the estimated amounts that the Company would pay to terminate the contracts, based on quoted market prices at January 31, 1998.

3.   Other Receivables

      On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc., ("CMT"), in the principal amount of $2,750,000 to be used by CMT to refinance its existing revolving line of credit of $1,391,000 at a New York City bank and for working capital purposes. CMT is a major independent contractor whose assistance is instrumental in the Company's design process.

      The term loan matures December 31, 2002, and bears interest at the national prime rate, plus 4.25%, with a floor interest rate of 12.5%. Principal and interest on the loan are payable in approximately equal monthly installments, subject to semi-annual adjustments based upon changes in the prime rate. The loan is governed by a loan agreement containing terms and conditions customary to financing of this type. The Company recognized $204,000 and $51,000 of interest income during fiscal 1998 and 1997, respectively.

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

4.   Property and Equipment

     Property and equipment at January 31, 1998 and February 1,
1997 consisted of the following:

                                         1998         1997
                                             (in thousands)
               Land                         $665           665

               Buildings                   2,940         2,847
               Leasehold improvements      8,516         7,052
               Furniture and              15,683        13,504
               equipment
               Construction        in        729           933
               progress
                                        $_28,533        25,001

5.        Note Payable and Long-term Debt

Long-term  debt  at   January  31,  1998  and  February  1,  1997
consisted of the following:
                                        1998        1997
                                         (in thousands)
Borrowings under line of credit with
a   maximum   $19,000,000,   bearing
interest  at a variable  rate  (7.3%
and  7.6%  at January 31,  1998  and      $15,036      11,185
February   1,   1997,  respectively)
payable monthly, principal due June,
1999.

Borrowings under line of credit with
a  maximum line of $3,000,000,  used
to  finance certain build-out costs,
secured  by assignment of reimbursed
amounts received from landlords  for
new  store  build-outs, or  existing         884           -
store   remodeling  costs,   bearing
interest at a variable rate (7.3% at
January  31, 1998), payable monthly,
principal due June, 1999.

Note     payable    to     financial
institution,    secured    by    the
assignment   of  substantially   all
assets   of  CMT,  certain  security
documents,  and promissory  note  of
CMT,  bearing interest at a variable       2,282           -
rate (7.3% at January 31, 1998), due
in monthly installments of principal
and    interest   of   approximately
$52,000,  with  final  payment   due
December, 1999.

Note     payable    to     financial
institution, secured by building and
land, bearing interest at a variable
rate, (8.0% and 7.9% at January  31,
1998    and   February   1,    1997,         444         519
respectively),   due   in    monthly
installments of principal of $6,000,
plus  accrued interest,  with  final
payment due September, 2002.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate    (8.3%),   due   in   monthly         899         934
installments   of   principal    and
interest   of  $9,000,  with   final
payment due June, 2011.

Note     payable    to     financial
institution,  secured   by   certain
equipment,  bearing  interest  at  a
fixed  rate  (8.0%), due in  monthly
installments   of   principal    and         897           -
interest  of approximately  $18,000,
with final payment due March, 2003.

Total long-term debt                      20,442      12,638


    Less current maturities of long-
term debt                                    734         110

Long-term   debt,  net  of   current
maturities                               $ 19,708      12,528

The  annual maturities of the above long-term debt as of  January
31, 1998 are as follows (in thousands):

               Fiscal year
               ending
               1999                   $734

               2000                    18,072
               2001                       292
               2002                       310
               2003                       307
               2004 and
               subsequent                 727

               Total                  $20,442


6.   Income Taxes

     Income tax expense (benefit) for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, consisted of the following (in thousands):

                                        1998      1997     1996
       Current:
          Federal                   $  (318)     2,484    1,814
          State                         (71)       553      404


                                       (389)     3,037    2,218
       Deferred:
          Federal                        349     (570)    (300)
          State                           70     (115)     (60)


                                         419     (685)    (360)

        Total                           $30      2,352     1,858

      Income  tax  expense differs from the normal  tax  rate  as follows :
                                       1998      1997     1996

       Statutory tax rate               34%       34%      34%
       Increase in income taxes
       caused by:
          State income taxes              6         6        6


       Effective tax rate               40%        40%      40%


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and February 1, 1997 are presented below (in thousands):

                                        1998      1997
       Deferred tax assets -
       current:
            Allowance for doubtful      $94         88
       accounts
            Insurance reserves            37        50
            Merchandise                  972     1,165
       inventories
            Deferred compensation         51       312

                                      $1,154     1,615

       Deferred tax liability -
       noncurrent:
           Property and equipment       $104       146

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

7.   Stockholders' Equity and Stock Options

      The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. No preferred shares were issued and outstanding at January 31, 1998 or February 1, 1997.

      The  Company has reserved 1,000,000 shares of its  common
stock for issuance to key employees under its current stock option and equity incentive plan which was adopted in April
1993  and  amended in June 1995.  The plan has a  term  of  ten
years.   The  Compensation Committee of the Board of  Directors
may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power  of all classes of the Company's stock.  Options  granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. Any unexercised portion of the options will automatically and without notice terminate upon the  applicable anniversary of the issuance date or termination of employment. A summary of the status of the Company's stock option plan, and activity for the periods indicated, is presented as follows:
                                         Options            Options
                                       Outstanding        Exercisable

                                             Weighted           Weighted
                                    Shares     Avg.    Shares     Avg.
                                             Exercise           Exercise
                                               Price              Price


         Balance of options          342,653   $  7.64  199,054     $7.62
         outstanding, fiscal 1995

         Granted                      36,463      9.50
         Exercised                     (335)      9.50
         Terminated                 (13,571)      7.36


         Balance of options          365,210      7.84  235,182      7.91
         outstanding, fiscal 1996

         Granted                      61,193     15.98
         Exercised                         -         -
         Terminated                 (11,025)      7.29


         Balance of options          415,378      9.05  266,441      8.80
         outstanding, fiscal 1997

         Granted                      94,500      8.98
         Exercised                         -         -
         Terminated                 (12,682)       7.61


         Balance of options
         outstanding, fiscal 1998   497,196      9.07   294,056     $ 8.81

      At  January  31, 1998, the range of exercise  prices  and
weighted average remaining contractual life of outstanding options was $5.71 - $16.71, and 7.83 years, respectively. The following table summarizes information about the Company's stock options which were outstanding, and those which were exercisable as of January 31, 1998:

                     Options Outstanding               Options Exercisable
Range of                   Weighted      Weighted                   Weighted
Exercise      Number       Average       Average        Number      Average
 Prices    Outstanding    Remaining      Exercise    Exercisable   Exercisab
                             Life         Price                     le Price

$5.71-       316,925         7.02          7.70        210,079        7.67
8.45
$9.05-       180,271         9.26         11.49         83,977       11.65
16.71

      The number of shares and exercise prices have been restated to reflect the five percent stock dividend in fiscal
1998, fiscal 1997 and fiscal 1996.

      Additionally, as of January 31, 1998, restricted stock awards for up to $34,700 market value of common stock were outstanding under the plan. These awards may be exercised over the remaining three-year vesting period in equal annual installments at the fair market value of common stock on such installment vesting date. After giving effect to the outstanding and exercised awards, and based upon the price of common stock on January 31, 1998, the Company may award 497,414 shares or options under the plan.

      The weighted average fair values of options granted under the non-qualified plan during fiscal 1998, 1997 and 1996 were $2.90, $4.08, and $2.78, respectively. The weighted average fair values of options granted under the incentive plan during fiscal 1997 was $4.80. No options were granted during fiscal 1998 or fiscal 1996 under the incentive plan. The fair value of each option granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions for fiscal 1998, 1997, and 1996: risk-free interest rate of 5.5% for fiscal 1998, and 5.1% for fiscal 1997 and fiscal 1996; expected dividend yield of 5% for all periods; expected lives of approximately 9 years for all periods; and volatility of the price of the underlying common stock of 43.4% for fiscal 1998, and 41.8% for fiscal 1997 and fiscal 1996.

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date, the Company's fiscal 1998, 1997, and 1996 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in fiscal 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                 Fiscal Years

                               1998   1997   1996

           Net         As
        earnings    reported  $  44   3,528  2,787
         (loss)     Pro Forma $(165)  3,475  2,642


        Earnings       As
       (loss) per   reported  $.01      .61    .50
         share -    Pro Forma $(.03)    .60    .48
          basic


8.   Retirement and Benefit Plans

      The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to contribute up to 15 percent of their compensation before income taxes. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended January 31, 1998, February 1, 1997, and February 3, 1996, the Company contributed approximately $124,000, $108,000, and $81,000, respectively, to the 401(k)
plan.

      The Company has reserved 200,000 shares of common stock for employees under its stock purchase plan which covers all employees who meet minimum age and service requirements. The
Company's management will determine from time to time the amount of any matching contribution as well as the percentage of participants' compensation that it will match as purchase contributions. The purchase price of shares covered under the plan is fair market value as of the date of purchase in the case of newly issued shares and the actual price paid in the case of open market purchases. The plan was implemented in January 1994. For the years ended January 31, 1998, February 1, 1997, and February 3, 1996, the Company's matching contributions were approximately $74,000, $66,000, and $48,000 and approximately 41,000, 22,000, and 23,000 shares were issued, respectively.

9.   Related Party Transactions

      Rent on the Norman, Oklahoma store and certain related facilities is paid to a corporation controlled by the Company's Chairman. The store lease terms in 1998, 1997, and 1996 provided for payment of percentage rent equal to four percent of sales plus certain ancillary costs. During the years ended January 31, 1998, February 1, 1997, and February 3, 1996, the total of such rent for the store and certain related facilities was approximately $131,000, $137,000, and $140,000, respectively.

     The Company leases certain office space, a distribution center facility and retail space from a limited partnership whose partners are stockholders and directors of the Company. The term of the office space lease is sixteen years commencing April 1, 1996, with annual rent payments of $158,000 plus insurance, utilities, and property taxes until April, 2000, at which time the rent will be $180,000 plus insurance, utilities and property taxes, increasing $2,500 per year until expiration of the lease. The term of the distribution center lease is sixteen years commencing July 1, 1996, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease. The term of the retail space lease is twelve years commencing June 4, 1996, and amended December 30, 1997 with a retroactive date of January 1, 1997, with annual rental payments of $84,106 plus percentage rent equal to four percent of sales plus insurance, utilities, and property taxes.

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

     Minimum rental commitments (excluding renewal options) for store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of January 31, 1998 were as follows (in thousands):

                         Fiscal year
                         ending:
                         1999          $    4,579
                         2000               4,790
                         2001               4,596
                         2002               4,433
                         2003               4,166
                         2004 and          21,293
                         subsequent

                              Total     $  43,857


Total rental expense for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, was as follows (in thousands):

                            1998       1997       1996

  Base rent             $  3,702      2,806      2,222
  Additional rents
  computed                 1,206      1,261      1,112
     as percentage of
  sales

     Total              $  4,908      4,067      3,334

11.  Business Concentrations

    More than 90% of the ladies' apparel sales were attributable to the Company's product development and private label programs during fiscal 1998, 1997 and 1996. The breakdown of total sales between ladies' and men's apparel was approximately 77% and 23% for fiscal 1998, 78% and 22% for fiscal 1997, and 80% and 20% for fiscal 1996.

    The  product  development programs result  in  a  substantial portion of the Company's purchases of raw materials being concentrated among a small group of vendors, of which some are located outside of the United States. CMT acts as the Company's agent in the purchase of the raw materials, including fabrics, linings, buttons, etc., and supervises the manufacturing process for a substantial portion of the Company's ladies merchandise with manufacturing contractors. In the event of the termination of the CMT relationship or other of the Company's vendors, management believes that in most instances more than one new vendor would be required to replace the loss of a principal vendor. Although management believes that replacement vendors could be located, if any buying relationship is terminated and until replacement vendors are located, the operating results of the Company could be materially adversely affected.

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

12.  Commitments and Contingent Liabilities

    The Company issues letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At January 31, 1998, the Company had outstanding, pursuant to such facility, approximately $1,006,000 in letters of credit to secure orders of merchandise from various domestic and international vendors.

    During fiscal 1998 the Company entered into three forward exchange contracts with a major financial institution. The aggregate notional principal amount of these contracts was approximately $1,029,000 at January 31, 1998. The forward exchange contracts require the Company to exchange US dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The amount of any gain or loss on these contracts in fiscal 1998 was immaterial. The contracts are of varying short-term duration and include a window delivery feature which provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. A swap allows the Company to sell the unused currency, at the contract's maturity, to the counterparty at the current market rate and then buy back the same amount for the time period to which the Company wants to extend. The counterparty to the derivative transactions is a major financial institution. The credit risk is generally limited to the unrealized gains or losses in such contracts should this counterparty fail to perform as contracted. The Company considers the risk of counterparty default to be minimal.

   Pursuant to an employment agreement, dated January 31, 1993, and amended January 31, 1995 the Chairman of the Board is paid an annual salary of $180,000 plus an annual performance bonus and deferred annual compensation of $25,000. The agreement expired January 31, 1998 and terms of a new agreement are currently being revised, and upon approval by the Company's Board of Directors will become effective retroactively on February 1, 1998.

    Pursuant to an employment agreement, dated January 31, 1993, and amended January 31, 1995 the Chief Executive Officer is paid an annual salary of $220,000 plus an annual performance bonus; and the President is paid an annual salary of $160,000 plus an annual performance bonus. These agreements are currently being revised, and upon approval by the Company's Board of Directors will become effective retroactively on February 1, 1998.

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

13. Quarterly Financial Data (Unaudited - in thousands, except per share data)

Summarized quarterly financial results are as follows:

                               First  Second  Third  Fourth

 52    Weeks    Ended
 January 31, 1998
 Sales                        $28,408  26,826 31,979  32,706

 Gross   profit    on          9,662   8,316  9,539  10,632
 sales
 Net earnings                    127   (577)    164     330
 Net   earnings   per
 common share:
      Basic                      .02   (.10)    .03     .05
      Diluted                    .02   (.10)    .03     .05



 52    Weeks    Ended
 February 1, 1997
 Sales                        $24,522  22,391 29,397  31,947

 Gross   profit    on          8,492   8,048 10,512  11,665
 sales
 Net earnings                    606     578  1,144   1,200
 Net   earnings   per
 common share:
      Basic                      .11     .10    .19     .20
      Diluted                    .11     .10    .19     .20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

          None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to directors and executive officers of the Company is incorporated by reference to the registrant's definitive proxy statement for its 1998 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1998 annual meeting of stockholders.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1998 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the registrant's definitive proxy statement for its 1998 annual meeting of stockholders.

                            PART IV.

ITEM  14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1)      Consolidated Financial Statements.  See  Index  to
Consolidated Financial Statements on page 16.

    (2) Consolidated Financial Statement Schedule. The following financial statement schedule for the 52 week periods ended January 31, 1998 and February 1, 1997, and the 53 week
period  ended February  3,  1996,                            is
included in this report after the signature page:

      Independent  Auditors'  Report on Consolidated  Financial
Statement
      Schedule                                                 36

     Schedule II - Valuation Account                           37

    (3)     Exhibits.   Copies of the following  documents  are
exhibits  to                                               this
report:  (see Index to Exhibits on page 38).

    Certain  of  the exhibits to this filing contain  schedules
which   have   been  omitted  in  accordance  with   applicable
regulations.
The Company undertakes to furnish supplementary a copy of any omitted schedule to the SEC upon request.

(b) Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended January 31, 1998.
                           SIGNATURES

    Pursuant  to  the  requirements  of  Section  13 or 15  (d)
of the Securities Exchange Act of 1934, the registrant has duly
caused  this   report  to  be  signed  on its behalf   by   the
undersigned, thereunto duly authorized.

                      HAROLD'S STORES, INC.

          By:/s/ H. Rainey Powell,   Date: May 1, 1998
               H. Rainey Powell, President


 Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature                           Title                         Date

/s/ Harold G. Powell ____________Chairman of the Board
May 1, 1998
Harold G. Powell                       and Director


/s/ Rebecca P. Casey                   Chief Executive Officer
May 1, 1998
Rebecca P. Casey                       and Director


/s/ H. Rainey Powell                   President and Director
May 1, 1998
H. Rainey Powell

/s/ Jodi L. Taylor  _________________  Chief Financial Officer
May 1, 1998
Jodi L. Taylor

/s/ Lisa P. Hunt                       Director
May 1, 1998
Lisa P. Hunt

/s/ Kenneth C. Row                     Executive Vice President
May 1, 1998
Kenneth C. Row                         and Director


/s/ Linda L. Daugherty                 Vice-President       May
1, 1998
Linda L. Daugherty                     and Controller
                                       (Chief Accounting
Officer)

/s/ Michael T. Casey                   Director             May
1, 1998
Michael T. Casey

/s/ Gary C. Rawlinson ________________ Director             May
1, 1998
Gary C. Rawlinson

/s/ William F. Weitzel _______________Director         May 1,
1998
William F. Weitzel

                  ____________________ Director
 James R. Agar

/s/ W. Howard Lester __________________Director   May 1, 1998
W. Howard Lester

/s/ Robert Brooks Cullum,Jr. _________ Director             May
1, 1998
Robert Brooks Cullum, Jr.               owar


INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
STATEMENT SCHEDULE


The Board of Directors and Stockholders
Harold's Stores, Inc.:


  Under date of March 27, 1998, we reported on the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 week periods ended January 31, 1998 and February 1, 1997, and the 53 week period ended February 3, 1996, which are included in the annual report on Form 10-K for the 52 week period ended January 31, 1998. In connection with
our   audits  of  the  aforementioned  consolidated   financial
statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2) of Form 10-
K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In   our  opinion,  such  consolidated  financial  statement
schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             KPMG  PEAT MARWICK
LLP
Oklahoma City, Oklahoma
March 27, 1998


Schedule II

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                        VALUATION ACCOUNT
                         (In Thousands)




                    Balance    Additions  Additions   Deductions-  Balance at
                    at         Charged    Recoveries  Write-off of  End of
    Descriptio      Beginning  to         of          Accounts      Period
                    of         Expense    Accounts
                    Period                Written
                                             Off
52 Weeks ended
January 31, 1998:    $  215     168          79           234       $228
Allowance for
doubtful receivables

52 Weeks ended
February 1, 1997:    $  200     134          49           168       $215
Allowance for
doubtful receivables

53 Weeks ended
February 3, 1996:
Allowance for        $  175      109         34            118       $200
doubtful receivables




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

10.1 Lease Agreement dated May 1, 1987 by and between Harold's of
     Norman, Inc. and Powell Properties, Inc. (Norman, Oklahoma
     Store) (Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement, Registration No. 33-15753).

10.2 Lease Agreement dated May 1, 1987 by and between Harold's of
     Norman, Inc. and Ruby K. Powell (Norman, Oklahoma Store)
     (Incorporated by Reference to Exhibit 10.2 to Form S-1
     Registration Statement, Registration No. 33-15753).

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

10.4 Lease Agreement dated November 1, 1990, by and between Registrant and Michael T. Casey, Trustee (329 Partners-I Limited Partnership). (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended February 2, 1991).

10.5 Amended and Restated Lease Agreement dated April 1, 1996, by and between Registrant and 329 Partners-II Limited
     Partnership. (Dallas Buying Office, Dallas, Texas).
     (Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended February 1, 1992).

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

10.1 Lease Agreement dated as of May 31, 1996 between Registrant 4 and 329 Partners II Limited Partnership (Outlet Store, Norman,
      Oklahoma) (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1  Amended and Restated Lease Agreement dated as of December  30,
5     1997   between   Registrant  and  329  Partners   II   Limited
      Partnership (Outlet Store, Norman, Oklahoma).

10.1 Second Amended and Restated Credit Agreement dated February 6 28, 1996 between Registrant and Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.1 Third Amended and Restated Credit Agreement dated April 24, 7 1997 between Registrant and NationsBank formerly Boatmen's
      First National Bank of Oklahoma (Incorporated by reference  to
      Exhibit  10.1  to  Form 10-Q for the quarter ended  August  2,
      1997).

10.1  Fourth  Amended and Restated Credit Agreement dated  June  25,
8 1997 between Registrant and NationsBank formerly Boatmen's First National Bank of Oklahoma (Incorporated by reference to
      Exhibit  10.2  to  Form 10-Q for the quarter ended  August  2,
      1997).

10.1  Fifth  Amended  and Restated Credit Agreement dated  July  10,
9 1997 between Registrant and NationsBank formerly Boatmen's First National Bank of Oklahoma (Incorporated by reference to
      Exhibit  10.3  to  Form 10-Q for the quarter ended  August  2,
      1997).

10.2 Sixth Amended and Restated Credit Agreement dated July 31, 0 1997 between Registrant and NationsBank (Incorporated by reference  to  Exhibit  10.4 to Form 10-Q  for  quarter  ended
      August 2, 1997).

10.2 Seventh Amendment to Second Amended and Restated Credit 1 Agreement dated September 30, 1997 between Registrant and
      NationsBank (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended November 1, 1997).

10.2 Third Amended and Restated Credit Agreement dated November 10, 2 1997 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended November 1, 1997).

10.2 Amended and Restated Term Loan and Security Agreement dated as 3 of November 6, 1996 among CMT Enterprises, Inc. (as borrower),
      Franklin I. Bober (as Guarantor) and the Company (as lender). (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended November 2, 1996).

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


The Board of Directors
Harold's Stores, Inc.:


    We consent to incorporation by reference in the registration statement (No. 33-68604) on Form S-8 of Harold's Stores, Inc. of our reports dated March 27, 1998, relating to the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of January 31, 1998, and February 1, 1997, the related consolidated statements of earnings, stockholders' equity and cash flows, and the related consolidated financial statement schedule for the 52 week periods ended January 31, 1998 and February 1, 1997, and the 53 week period ended February 3, 1996, which reports appear in the January 31, 1998, annual report on Form 10-K of Harold's Stores, Inc.




                                         KPMG PEAT MARWICK LLP

Oklahoma City, Oklahoma
May 1, 1998
                FIRST AMENDMENT TO LEASE AGREEMENT


          THIS First Amendment to Lease Agreement is made and entered into this 30th day of December, 1997, by and between 329 PARTNERS II - LIMITED PARTNERSHIP, an Oklahoma limited partnership, hereinafter referred to as "Landlord," and HAROLD'S STORES, INC., an Oklahoma corporation, hereinafter referred to as "Tenant."

W I T N E S S E T H:

          For and in consideration of the mutual covenants hereinafter contained, the parties agree as follows:

                               I.

          1. Recitations. On or about May 31, 1996, the parties entered into a Lease Agreement, a copy of which is attached hereto marked as Exhibit "A" and made a part hereof by this reference (the "Lease"). Thereafter, the parties determined that a portion of the construction on the Premises would be paid by Landlord, rather than Tenant, and, consequently, the parties have agreed to modify the Lease. This First Amendment is entered into in order to so provide.

          2. Amendments to Lease. The Lease is hereby amended in the following respects effective January 1, 1997:

               2.1   Base  Rent.   Section 3.1 of  the  Lease  is
          hereby deleted and the following is inserted in its place:

                    "3.1 Base Rent. Monthly, commencing on January 1, 1997, Tenant shall pay Landlord the sum of Seven Thousand Eight and 83/100 Dollars ($7,008.83) as Base Rent. Base Rent will be paid monthly in advance for the remainder of the term."

               2.2 Percentage Rent. The following is inserted as Section 3.2:

                    "3.2 Percentage Rent. As additional consideration for the leasing of the Premises, Tenant agrees to pay Landlord four percent (4%) of the annual gross sales from the Premises (which, together with the Base Rent, shall be sometimes referred to herein as the "Rent"). Such Percentage Rental shall be paid monthly, on or before the 20th day of each month, commencing on the month following the month when Tenant opens for business, based upon the gross sales for the previous month.

                    The term "gross sales," as used herein, shall mean the gross amount received by Tenant from all sales made from the Premises (not including sales filled from other stores). The following items shall be excluded from gross sales: (i) exchange of merchandise between stores; (ii) returned goods; (iii) cash or credit refunds to customers; (iv) sale of fixtures; (v) gift certificates until redeemed; (vi) sale of inventory not in the ordinary course of business; (vii) sales to employees at a discount (not to exceed three percent [3%] of annual gross sales); (viii) sales tax; (ix) interest on sales; (x) credit card fees; and (xi) insurance proceeds.

                    At the time Tenant makes its rental payment, it shall provide Landlord with a statement certified by an officer of Tenant to be correct, certifying the amount of gross sales from the Premises. Landlord shall be entitled to audit the records of Tenant annually, and if the gross sales of Tenant are determined to be in error, the amount of the error shall be adjusted between the parties. If the audit determines greater than a three percent (3%) shortage in reporting gross sales, Tenant shall pay for the audit."

               2.3   Continuous Operation.  Section  3.2  of  the
          Lease is renumbered as Section 3.3.

               2.4  Recapture of Leasehold Improvements.  Section
          5.3 of the Lease is hereby deleted and the following is inserted in its place:

                    5.3 Recapture of Leasehold Improvements. In consideration for the Tenant's construction of leasehold improvements on the Premises, which will not be removable trade fixtures, as defined in Section 5.1 of the Lease, Landlord agrees that if the gross sales from the Premises, in any lease year (May 1 through April 30) exceeds Two Million Five Hundred Thousand Dollars ($2,500,000.00), Tenant shall be entitled to recapture up to Four Hundred Thousand Dollars ($400,000.00) over the term of the Lease out of seventy-five percent (75%) of the Percentage Rent due on all gross sales in excess of Two Million
                    Five       Hundred      Thousand      Dollars
                    ($2,500.000.00).

          3. Other Provisions. All other provisions of the Lease, except those that have been specifically modified herein, shall remain in full force and effect. In the event of any inconsistency between the terms and provisions of the Lease, and the terms and provisions of this First Amendment to Lease Agreement, the terms and provisions of this First Amendment to Lease Agreement shall control.


               IN   WITNESS  WHEREOF,  the  parties  hereto  have
executed this Agreement as of the day and year first above written.


"LANDLORD"                        329     PARTNERS     II-LIMITED
PARTNERSHIP,
                         an Oklahoma Limited Partnership


                          By:   329  HOLDING, L.L.C., an Oklahoma
Limited
                              Liability Company, General Partner



                              By:  ___________________________
                                   H. Rainey Powell, CEO-Manager
                                   765 Asp Avenue
                                   Norman, OK   73069


"TENANT"                      HAROLD'S STORES, INC., an Oklahoma
                              Corporation


                              By:
                                   Harold G. Powell, Chairman  of
the Board
                                   P.O. Drawer 2970
                                   Norman, OK  73070-2970


     Lease Agreement dated as of May 31, 1996 between Registrant and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).