Form 10-Q
period 1998-05-02
HAROLDS STORES INC
filed 1998-06-16
CIK 818682

16

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
              May 2, 1998                                   10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

As of June 10, 1998, the registrant had 6,062,552 shares of Common Stock outstanding.

             Harold's Stores, Inc. and Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
                For the Period Ended May 2, 1998


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

           Consolidated Balance Sheets - May 2, 1998  (unaudited)
           and January 31, 1998.                                          3


          Consolidated Statements of Earnings -
               Thirteen Weeks ended May 2, 1998 (unaudited) and
               May 3, 1997 (unaudited)                                    5

          Consolidated Statements of Stockholders' Equity -
               Thirteen Weeks ended May 2, 1998 (unaudited) and
               May 3,  1997 (unaudited)                                   6

          Consolidated Statements of Cash Flows -
               Thirteen Weeks ended May 2, 1998 (unaudited) and
               May 3, 1997 (unaudited)                                    7

          Notes to Interim Consolidated Financial Statements -
                 May   2,  1998  (unaudited)  and  May  3,   1997
                 (unaudited)                                              8


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         11

     Item  6.  Exhibits and Reports on Form 8-K                          12


     Signature                                                           13
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              May 2, 1998   January 31, 1998

                                               (unaudited)

 Current assets:

    Cash                                        $      44             130
    Trade accounts receivable, less
      allowance                                     6,413           5,822
      for doubtful accounts of $231 in
      1999 and $228 in 1998
    Other accounts receivable                         726             886
    Merchandise inventories                        28,026          31,440
    Prepaid expenses                                2,316           2,688
    Prepaid income tax                                677             961
    Deferred income taxes                           1,154           1,154

    Total current assets                           39,356          43,081

 Property and equipment, at cost                   29,676          28,533
 Less accumulated depreciation and                (10,906)       (10,197)
 amortization

    Net property and equipment                     18,770          18,336

 Other receivables, non-current                     2,107           2,084
 Other assets                                         281             428


    Total assets                                $  60,514          63,929






















    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                May 2, 1998  January 31,
                                                             1998
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt         $      490            734
    Accounts payable                                  5,243          4,789
    Redeemable gift certificates                        646            916
    Accrued bonuses and payroll expenses              1,411            953
    Accrued rent expense                                103            259

           Total current liabilities                  7,893          7,651

 Long-term debt, net of current maturities           15,573         19,708
 Deferred income taxes                                  104            104


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -              -
         issued
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued and          61             60
         outstanding 6,054,226 in May;
         6,044,105 in January
     Additional paid-in capital                      34,013         33,947
     Retained earnings                                2,870          2,459

       Total stockholders' equity                    36,944         36,466


       Total liabilities and stockholders'        $  60,514         63,929
       equity

















    See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)

                                       13 Weeks    13 Weeks
                                          Ended       Ended
                                         May 2,      May 3,
                                           1998        1997

                                          (Unaudited)


 Sales                               $   33,541      28,408

 Costs and expenses:
    Cost of goods sold                   22,317      18,746
      (including occupancy and
      central  buying expenses,
      exclusive of items shown
      separately below)

   Selling,    general    and             6,868       5,634
    administrative expenses

    Advertising (includes catalog         2,444       2,818
     production costs)

    Depreciation and amortization           918         838

    Interest expense                        227         161


                                         32,774      28,197


 Earnings before income taxes  and
    cumulative effect of                    767         211
    change in accounting principle

    Provision for income taxes              306          84



 Net  earnings  before  cumulative          461         127
    effect of change in
    accounting principle

    Cumulative effect of change in
    accounting principle                     50           -

 Net earnings                           $   411         127


 Net earnings per common share
 before cumulative effect
    of change in accounting
 principle:
    Basic and diluted                    $  .08         .02


 Net earnings per common share:
    Basic and diluted                    $  .07         .02


 Weighted average number of common
 shares                               6,050,599   5,924,087








    See accompanying notes to interim consolidated financial
                           statements.

              HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            13 Weeks     13 Weeks
                                               Ended        Ended
                                         May 2, 1998  May 3, 1997
                                                (Unaudited)

 Common stock:

    Balance, beginning of period           $      60           57


    Employee Stock Purchase Plan                   1            -


    Balance, end of period                 $      61           57


 Additional paid-in capital:

    Balance, beginning of period              33,947       31,548

    Employee Stock Purchase Plan                  66           93


    Balance, end of period               $    34,013       31,641


 Retained earnings:

    Balance, beginning of period               2,459        4,430

    Net earnings                                 411          127


    Balance, end of period               $     2,870        4,557



















     See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            13 Weeks    13 Weeks
                                               Ended       Ended
                                         May 2, 1998 May 3, 1997
                                                    (Unaudited)
 Cash flows from operating activities:
 Net earnings                           $        411         127

 Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
    Depreciation and amortization                918         838
    Shares issued under employee                  67          93
 incentive plan
    Changes in assets and liabilities:
       Increase in trade and other             (585)        (720)
 accounts receivable
       Decrease (increase) in                  3,414        (803)
 merchandise inventories
       Decrease in prepaid income taxes          284           -
       Decrease in other assets                  147         367
       Decrease (increase) in prepaid            372        (384)
 expenses
       Increase (decrease) in accounts           454      (2,181)
 payable
       Increase in income taxes payable            -        (452)
       Increase (decrease) in accrued
 expenses                                         32        (978)

 Net cash provided by (used in)
 operating activities                          5,514      (4,093)

 Cash flows from investing activities:
    Acquisition of property and              (1,355)      (2,253)
 equipment
    Proceeds from disposal of property             3           -
 and equipment
    Payment of principal on term loan
 to others                                       131          46

 Net cash used in investing activities       (1,221)      (2,207)


 Cash flows from financing activities:
    Advances on revolving line of              9,316      13,807
 credit
    Payments of revolving line of           (13,423)      (8,460)
 credit
    Borrowings on long-term debt                   -       1,024
    Payments of long-term debt
                                               (272)         (50)

 Net cash provided by (used in)
 financing activities                        (4,379)       6,321

 Net increase (decrease)  in cash and           (86)          21
 cash equivalents
 Cash and cash equivalents at beginning
 of period                                       130         433
 Cash and cash equivalents at end of       $      44        454
 period











      See accompanying notes to interim consolidated financial
                           statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   May 2, 1998 and May 3, 1997
                           (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 2, 1998 and the results of its operations and cash flows for the thirteen week periods ended May 2, 1998 and May 3, 1997. The results of operations for the thirteen weeks ended May 2, 1998 and May 3, 1997 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 1,
1998  through January 30, 1999, has been designated  as  fiscal
1999.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


4.   Net Earnings Per Common Share

      Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1998. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).



                                            13 Weeks     13 Weeks
                                            ended May    ended May
                                             2, 1998      3, 1997
                                            (Amounts in thousands,
                                            except per share data)

Net earnings applicable to common          $       411          127
shares, basic and diluted

Weighted average number of common                6,051        5,924
shares outstanding - basic
Dilutive effect of potential common
shares issuable upon                                 5           113
     exercise of employee stock
options
Weighted average number of common                6,056         6,037
shares outstanding - diluted

Net earnings per common share:
     Basic and Diluted                     $      0.07         0.02



5.   Adoption of New Accounting Pronouncement

     The Company elected early adoption of The American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle. Had the Company not elected early adoption of SOP 98-5, net earnings would have increased by $12,000.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings:

                                  52 Weeks      13 Weeks        13 Weeks
                                     Ended         Ended           Ended
                               January 31,   May 2, 1998     May 3, 1997
                                      1998

 Sales                              100.0%        100.0%          100.0%

 Cost of goods sold                (68.2)         (66.5)          (66.0)
    (including occupancy
 and central buying
     expenses, exclusive of
 items shown
     separately below)

 Selling, general and              (19.9)         (20.5)          (19.8)
 administrative expenses

 Advertising expense                (8.3)          (7.3)         (9.9)
    (includes catalog
 production costs)

 Depreciation and                   (2.9)          (2.7)           (2.9)
 amortization

 Interest expense                   (0.7)          (0.7)           (0.6)


 Earnings before income               0.0           2.3            0.8
 taxes and cumulative
    effect of change in
 accounting principle

 Provision for income taxes           0.0          (0.9)         (0.3)


 Net earnings before                  0.0           1.4            0.5
 cumulative effect of
    accounting principle

 Cumulative effect of change
 in accounting                          -          (0.2)             -
    principle

 Net earnings                         0.0%          1.2%           0.5%



     The following table reflects the sources of the increases in Company sales for the periods indicated:

                                    13 Weeks      13 Weeks
                                       Ended         Ended
                                 May 2, 1998   May 3, 1997

 Store sales (000's)               $ 30,465       $25,629
 Catalog sales (000's)                3,076         2,779

 Net sales (000's)                   33,541        28,408

 Total sales growth                   18.1%         15.8%
 Growth in comparable store          (0.8)%         (3.7)%
 sales (52 week basis)
 Growth in catalog sales              10.7%          9.8%


 Store locations:
 Existing stores beginning of            41            36
 period
 New stores opened during
 period                                   1             1
    Total stores at end of
 period                                  42            37


     The opening of new stores, the expansion of existing stores, as well as an increase in catalog sales contributed to total sales growth for the first quarters of fiscal 1999 and 1998. The Company opened one store in San Antonio, Texas during the first quarter ended May 2, 1998.

      Comparable store sales declined during the thirteen week period of fiscal 1999. The Company believes that the decline experienced in comparable store sales during the period was primarily attributable to the opening of a second store in several key markets, including: Birmingham, Alabama; Memphis, Tennessee; San Antonio, Texas and Norman, Oklahoma.

      The Company's gross margin declined from 34.0% in the quarter ended May 3, 1997 to 33.5% during comparable period in the current fiscal year. The Company experienced slightly higher markdowns due to excess inventory levels, resulting from lower than anticipated sales.

      The combined total of selling, general and administrative expenses and advertising expense (including catalog production costs) declined from 29.7% of sales in the quarter ended May 3, 1997 to 27.8% in the comparable period of the current fiscal year. This decline is primarily attributable to a reduction in catalog production costs resulting from the Company's efforts to better control the expansion and profitability of the catalog operations.

       The average balance on total outstanding debt was $18,314,000 for the quarter ended May 2, 1998 compared to $15,473,000 for the comparable period in the prior fiscal year. This increase in average balances resulted principally from increases related to working capital needs. Average interest rates on the Company's line of credit were approximately the same for the quarter ended May 2, 1998 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the quarter ended May 2, 1998, net cash provided by operating activities was $5,514,000 as compared to net cash used in operating activities of $4,093,000 for the same period in fiscal 1998. The significant increase can be partially attributable to a $3,414,000 decrease in the Company's inventories for the quarter ended May 2, 1998, as compared to an increase of $803,000 during the first quarter of fiscal 1998. Management expects the dollar amount of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. Period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the difference in cash flows from operating activities is partially due to (i) the timing of cash disbursements as reflected in an increase in accounts payable of $454,000 compared to a decrease in accounts payable of $2,181,000 during the first quarter of fiscal 1998 and (ii) a decrease in prepaid expenses of $372,000 for the quarter ended May 2, 1998, as compared to an increase in prepaid expenses of $384,000 during the first quarter of fiscal 1998.

      Cash Flows From Investing Activities. For the quarter ended May 2, 1998, net cash used in investing activities was $1,221,000 as compared to $2,207,000 for the first quarter ended May 3, 1997. Capital expenditures totaled $1,355,000 for the first quarter ended May 2, 1998 compared to $2,253,000 for the quarter ended May 3, 1997. Capital expenditures during such periods were invested in new stores and remodeling and equipment expenditures in existing operations.


      Cash Flows From Financing Activities. During the quarter ended May 2, 1998, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long term line of credit with its bank. This line had an average balance of $13,162,000 and $13,403,000 for the first quarter of fiscal 1998 and 1997, respectively. During the first quarter ended May 2, 1998, this line of credit had a high balance of $15,292,000 and a high balance of $16,532,000 for the first quarter ended May 3, 1997. The balance outstanding on May 2, 1998 was $10,929,000 compared to $16,532,000 on May 3, 1997.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                               January      May 2,        May 3,
                              31, 1998        1998          1997

 Working capital (000's)       $35,430     $31,463       $33,502
 Current ratio                  5.63:1      4.98:1        5.51:1
 Ratio of working capital        .55:1       .52:1         .54:1
 to total assets
 Ratio of total debt to          .56:1       .43:1         .52:1
 stockholders' equity

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

ITEM 1.   LEGAL PROCEEDINGS


NONE




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:


No.                           Description                             Page

10.24*    Employment and Deferred Compensation Agreement dated         N/A
          February 1, 1998 between Registrant and Rebecca Powell
          Casey

10.25*    Employment and Deferred Compensation Agreement dated         N/A
          February 1, 1998 between Registrant and Harold G. Powell

10.26*    Employment and Deferred Compensation Agreement dated         N/A
          February 1, 1998 between Registrant and H. Rainey
          Powell

27.1      Financial Data Schedule                                      N/A

     (b) Reports on Form 8-K; There were no reports on Form 8-K filed by the Company during the fiscal quarter ended May 2, 1998.


____________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.





































                            SIGNATURE


   Pursuant  to  the  requirements  of  the Securities Exchange
Act  of  1934, the Registrant has duly caused this  report   to
be   signed  on its behalf  by  the  undersigned, hereunto duly authorized.



                             HAROLD'S STORES, INC.

                        By: /s/H. Rainey Powell
                               H. Rainey Powell
                               President, Chief Operating Officer


                        By: /s/Jodi L. Taylor
                               Jodi L. Taylor
                               Chief Financial Officer



Date:     June  16, 1998


                      REBECCA POWELL CASEY
                      EMPLOYMENT AGREEMENT



          THIS AGREEMENT, made and effective as of the 1st day of February, 1998, between HAROLD'S STORES, INC. ("Harold's"), and
REBECCA POWELL CASEY ("Casey").

          WHEREAS, Harold's desires to secure the services of Casey and Casey desires to accept such employment.

          NOW,   THEREFORE,  in  consideration  of   the   mutual
covenants contained herein, Harold's and Casey agree as follows:

          1.01 Employment of Casey. Casey will render full time professional services to Harold's in the capacity of Chairman of the Board and Chief Executive Officer of Harold's and such other affiliates and subsidiaries as may be designated by the Board of Directors of Harold's from time to time. She will at all times, faithfully, industriously and to the best of her ability, perform all duties that may be required of her and as set forth in the Bylaws of Harold's by virtue of her position as Chairman of the Board and Chief Executive Officer to the reasonable satisfaction of the Board of Directors of Harold's. Her duties shall specifically include supervision of personnel and financial matters, attendance at meetings of the Board and the making of reports to the Board. Casey is hereby vested with authority to act on behalf of the Board in keeping with policies adopted by the Board, as amended from time to time. In addition, she shall perform in the same manner any special duties assigned or delegated to her by the Board.

          2.01 Compensation. In consideration for the services which Casey performs as Chief Executive Officer, Harold's agrees to pay her as follows:

               2.01(a)  Base Salary. Casey shall receive  a  base
          salary   of   Two   Hundred  Twenty  Thousand   Dollars
          ($220,000.00) per year, which shall be paid to her bi-weekly.

               2.01(b)   Cash  Bonus.  Annually, Casey  shall  be
          entitled to a consideration for cash bonus in an amount approved by Harold's Compensation Committee.

               2.01(c) Stock Bonuses. Casey shall be entitled to participate in any stock bonus program adopted by the Board of Directors for the benefit of the executive officers, upon such terms as shall be established by the Board of Directors.

          3.01 Fringe Benefits. Except as specified below to indicate minimums, Casey shall receive such fringe benefits, including life, health, dental, disability and other forms of insurance, sick leave, vacation, automobile, professional dues, community, civic and country club memberships as other executive officers of Harold's receive from time to time.
               3.01(a) Vacation. Casey shall be entitled to three (3) weeks of compensated vacation time annually. Unused vacation may not be accumulated.

               3.01(b) Meetings. Casey will be permitted to be absent from Harold's during working days to attend meetings and to attend to such outside professional duties in the retailing field as she deems appropriate. Attendance at such meetings and accomplishment of such duties shall be fully compensated service time and shall not be considered vacation time. Harold's shall reimburse Casey for all expenses incurred by her incident to attendance at such meetings, and such entertainment incurred by Casey in furtherance of the interests of Harold's; provided, however, that such reimbursement shall be approved by the Board.

               3.01(c) Dues and Fees. Harold's agrees to pay dues and fees to professional associations and societies and to such community organizations, civic clubs, country clubs, service organizations and other organizations of which Casey is, or becomes, a member.

               3.01(d) Insurance and Automobile. Harold's also agrees to:

                    (i) Insure Casey under its general liability insurance policy for all acts done by her in good faith as Chief Executive Officer throughout the term of this contract;

                               (ii) Provide, throughout the  term
                         of this contract, a group life insurance policy, payable to the beneficiary of his choice;

                                 (iii)       Provide   disability
                         insurance  for  Casey  payable  to   the
                         beneficiary of her choice;

                               (iv) Provide comprehensive health,
                         major medical and dental insurance for Casey and her family; and

                    (v) Continue furnishing for Casey for the first three (3) years of the term of this Agreement, the vehicle which Harold's currently furnishes to her, and pay or reimburse her for expenses of its operation, including, but not limited to, insurance. After three (3) years, Casey shall be entitled to a new vehicle, in accordance with the Board of Directors' guidelines governing the purchase of vehicles for officers which are in effect at that time.

          4.01 Duration. This Agreement shall extend from the date first above written until January 31, 2003, unless mutually extended by Casey and Harold's.
          4.02 Termination. This Agreement shall terminate upon the death of Casey and may be terminated by either party upon the showing of "good cause." In the event there is a dispute as to the existence of good cause, the dispute shall be referred to arbitration in accordance with the rules of the American Arbitration Association. The cost of arbitration shall be divided equally between the parties.

          5.01 Entire Agreement. This contract constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof.

          5.02 Amendment. Except as otherwise specifically provided, the terms and conditions of this contract may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by an executive officer and Casey.

          5.03 Separability. The invalidity or unenforceability of any particular provision of this contract shall not affect its other provisions, and this contract shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          5.04 Successors. This Agreement shall be binding upon and inure to the benefit of Harold's, its successors and assigns, and shall be binding upon Casey, her administrators, executors, legatees, heirs and assigns.

          5.05    Applicable  Law.   This  Agreement   shall   be
construed and enforced under and in accordance with the laws of the State of Oklahoma without giving effect to its conflicts of laws provisions.

          THIS     CONTRACT    SIGNED    this          day     of
, 1998.


ATTEST:                            HAROLD'S STORES, INC.


                              By:
                                   H. RAINEY POWELL, PRESIDENT


WITNESS:


                                   REBECCA POWELL CASEY


                        HAROLD G. POWELL
         EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENT



          THIS AGREEMENT, made and effective as of the 1st day of February, 1998, between HAROLD'S STORES, INC. ("Harold's"), and
HAROLD G. POWELL ("Powell"),

          WHEREAS, Harold's desires to secure the services of Powell, and Powell desires to accept such employment.

          NOW,   THEREFORE,  in  consideration  of   the   mutual
covenants contained herein, Harold's and Powell agree as follows:

          1.01 Employment of Powell. Powell will render professional services to Harold's in the capacity of Chairman of the Board Emeritus of Harold's and such other affiliates and subsidiaries as may be designated by the Board of Directors of Harold's from time to time. He will at all times, faithfully, industriously and to the best of his ability, perform all duties that may be required of him and as established by the Board of Directors or the Bylaws of Harold's. His duties shall specifically include attendance at meetings of the Board. Powell is hereby vested with authority to act on behalf of the Board in keeping with policies adopted by the Board, as amended from time to time. In addition, he shall perform in the same manner any special duties assigned or delegated to him by the Board.

          2.01 Compensation. In consideration for the services which Powell performs as Chairman of the Board, Harold's agrees to pay him as follows:

                 2.01(a)  Base Salary.  Powell shall receive a
            base  salary of One Hundred  Twenty-Five  Thousand
            Dollars ($125,000.00) per year, which shall be paid to him bi-weekly.

                 2.01(b)  Cash Bonus.  Annually, Powell  shall
            be  entitled to consideration for  a cash bonus in
            an   amount   approved  by  Harold's  Compensation
            Committee.

                 2.01(c)   Stock  Bonuses.   Powell  shall  be
            entitled to participate in any stock bonus program adopted by the Board of Directors for the benefit of the executive officers, upon such terms as shall be established by the Board of Directors.

            2.02Deferred Compensation. In addition, Harold's agrees to deferred compensation for Powell in an amount of Twenty-Five Thousand Dollars ($25,000.00) per annum.

               2.02(a) Method of Payment. Upon the termination of the employment of Powell by Harold's for any reason, the full amount of the deferred compensation then earned shall be paid out to Powell in such of the following manners as he may select:

                                        (i)      A    lump    sum
                         distribution;
                               (ii)  Installment payments over  a
               fixed period of time;

                              (iii)     Installment payments over
               the balance of Powell's lifetime based upon the actuarial assumptions described below; or

                               (iv)  Such other method of payment
               as   mutually  agreed  upon  between  Powell   and
               Harold's.

               2.02(b) Actuarial and Interest Assumptions. In computing monthly or other installments, calculations shall be made based on an assumed rate of interest equal to the one-year Treasury Bill Rate as of the date of termination. Actuarial assumptions shall be made by an actuary chosen by the Board of Harold's in its sole discretion. Any such actuary shall use the 1997 Unisex Mortality Tables. The Board shall have the authority to give the actuary any additional instructions needed to make necessary calculations.

               2.02(c) Disability of Powell. In the event of the disability of Powell to such an extent that he should not be able to continue his employment at Harold's as determined in the sole discretion of the Board, the deferred compensation benefits payable under this Agreement shall commence with the date of the determination by the Board that Powell is so disabled.

               2.02(d) Death of Powell. In the event of the death of Powell, the amount in the deferred compensation account of Powell shall be paid to the Anna M. Powell or as otherwise arranged by Powell with Harold's in writing.

               2.02(e) Source of Funds. Harold's has no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Agreement. Powell is to be and remain simply a creditor of Harold's in the same manner as any other creditor having a claim for unpaid compensation. Harold's reserves the absolute right, at its sole and exclusive discretion, either to fund or to refrain from funding its obligations under this Agreement. If Harold's should choose to fund its obligations with life insurance or annuity contracts, or both, Harold's reserves the absolute right, in its sole discretion, to terminate such life insurance or annuity contract or contracts at any time. At no time should Powell be deemed to have any right, title or interest in or to any specified asset or assets of Harold's, including any life insurance or annuity contract. Powell does agree, however, to cooperate with Harold's in the funding of the obligation of Harold's under this Agreement in such manner as may be determined to be appropriate by it and to furnish medical information and sign appropriate forms and applications at the direction of Harold's.

          3.01 Fringe Benefits. Except as specified below to indicate minimums, Powell shall receive such fringe benefits, including life, health, dental, disability and other forms of insurance, sick leave, vacation, automobile, professional dues, community, civic and country club memberships as other executive officers of Harold's receive from time to time.

               3.01(a)   Vacation.  Powell shall be  entitled  to
          four  (4)  weeks of compensated vacation time annually.
          Unused vacation time may not be accumulated.

               3.01(b) Meetings. Powell will be permitted to be absent from Harold's during working days to attend meetings and to attend to such outside professional duties in the retailing field as he deems appropriate. Attendance at such meetings and accomplishment of such duties shall be fully compensated service time and shall not be considered vacation time. Harold's shall reimburse Powell for all expenses incurred by him incident to attendance at such meetings, and such entertainment incurred by Powell in furtherance of the interests of Harold's; provided, however, that such reimbursement shall be approved by the Board.

               3.01(c) Duties and Fees. Harold's agrees to pay dues and fees to professional associations and societies and to such community organizations, civic clubs, country clubs, service organizations and other organizations of which Powell is, or becomes, a member.

               3.01(d) Insurance and Automobile. Harold's also agrees to:

                         (i)   Insure  Powell under  its  general
                         liability insurance policy for all acts done by him in good faith as Chairman of the Board throughout the term of this contract;

                     (ii)  Provide, throughout the term  of  this
               contract, a group life insurance policy, payable to the beneficiary of his choice;

                                 (iii)       Provide   disability
               insurance for Powell, payable to the beneficiary of his choice;

                               (iv) Provide comprehensive health,
               major medical and dental insurance for Powell and his family; and

                                        (v)   Continue furnishing
                         to  Powell,  for  the term  hereof,  the
                         vehicle    which   Harold's    currently
                         furnishes to him for business purposes, and to pay or reimburse him for expenses of its operation, including, but not limited to, insurance.

          4.01 Duration. The Agreement shall extend from the date first above written until January 31, 1999, unless mutually extended by Powell and Harold's.
          4.02 Consulting by Powell. Upon the termination of this Agreement other than because of the death or disability of Powell, or as set forth in Sections 4.03 or 4.04 below, Powell shall act as a general advisor and consultant to the management of Harold's for a period of ten (10) years. Powell shall devote such time as shall be necessary to perform his consulting duties, subject to reasonable vacations compatible with his position, and with due regard for preservation of his health. Because of the goodwill attributable to Powell's association with Harold's and the desire of Harold's to prevent Powell's expertise being availed of by its competitors, Harold's agrees to pay to Powell the compensation set forth below, notwithstanding Powell's disability or other inability to render such services. Harold's shall pay to Powell the sum of Fifty Thousand Dollars ($50,000.00) per annum for such services.

          4.03 Termination. The Board may terminate Powell's duties as Chairman of the Board Emeritus only for acts involving willful malfeasance in office as determined in good faith by majority vote of the entire Board. Such termination shall become effective when such vote is taken. Written notice shall be given Powell of such termination, specifying the effective date. After such termination, all rights, duties and obligations of both parties shall cease, except that Powell shall be entitled to the payments provided for in section 2.02 of this Agreement.

          4.04 Termination by Powell. Should Powell, in his discretion, elect to terminate this contract for any other reason than as stated in Section 4.03 above, he shall give the Board ninety (90) days written notice of his decision to terminate. At the end of these ninety (90) days, all rights, duties and obligations of both parties to the contract shall cease.

          5.01 Entire Agreement. This contract constitutes the entire agreement between the parties, and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof.

          5.02 Amendment. Except as otherwise specifically provided, the terms and conditions of this contract may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by the President of Harold's and Powell.

          5.03 Separability. The invalidity or unenforceability of any particular provision of this contract shall not affect its other provisions, and this contract shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          5.04 Successors. This Agreement shall be binding upon and inure to the benefit of Harold's, its successors and assigns, and shall be binding upon Powell, his administrators, executors, legatees, heirs and assigns.



          5.05    Applicable  Law.   This  Agreement   shall   be
construed and enforced under and in accordance with the laws of the State of Oklahoma without giving effect to its conflicts of laws provisions.

          THIS CONTRACT signed this      day of            day of
, 1998.



ATTEST:                            HAROLD'S STORES, INC.


                                                              By:
                                   H. RAINEY POWELL, PRESIDENT


WITNESS:

                                   HAROLD G. POWELL



                        H. RAINEY POWELL
                      EMPLOYMENT AGREEMENT



          THIS AGREEMENT, made and effective as of the 1st day of February, 1998, between HAROLD'S STORES, INC. ("Harold's"), and
H. RAINEY POWELL ("Powell").

          WHEREAS, Harold's desires to secure the services of Powell, and Powell desires to accept such employment.

          NOW,   THEREFORE,  in  consideration  of   the   mutual
covenants contained herein, Harold's and Powell agree as follows:

          1.01 Employment of Powell. Powell will render full time professional services to Harold's in the capacity of President and Chief Operating Officer of Harold's and such other affiliates and subsidiaries as may be designated by the Board of Directors of Harold's from time to time. He will at all times, faithfully, industriously and to the best of his ability, perform all duties that may be required of him and as set forth in the Bylaws of Harold's by virtue of his position as President and Chief Operating Officer to the reasonable satisfaction of the Board of Directors of Harold's. His duties shall specifically include supervision of personnel and financial matters, attendance at meetings of the Board and the making of reports to the Board. Powell is hereby vested with authority to act on behalf of the Board in keeping with policies adopted by the Board, as amended from time to time. In addition, he shall perform in the same manner any special duties assigned or delegated to him by the Board.

          2.01 Compensation. In consideration for the services which Powell performs as President and Chief Operating Officer,
Harold's agrees to pay him as follows:

               2.01(a)  Base Salary.  Powell shall receive a base
          salary   of   One   Hundred  Eighty  Thousand   Dollars
          ($180,000.00) per year, which shall be paid to him bi-weekly.

               2.01(b)   Cash Bonus.  Annually, Powell  shall  be
          entitled to consideration for a cash bonus in an amount approved by Harold's Compensation Committee.

               2.01(c) Stock Bonuses. Powell shall be entitled to participate in any stock bonus program adopted by the Board of Directors for the benefit of the executive officers, upon such terms as shall be established by the Board of Directors.

          3.01 Fringe Benefits. Except as specified below to indicate minimums, Powell shall receive such fringe benefits, including life, health, dental, disability and other forms of insurance, sick leave, vacation, automobile, professional dues, community, civic and country club memberships as other executive officers of Harold's receive from time to time.
               3.01(a) Vacation. Powell shall be entitled to three (3) weeks of compensated vacation time annually. Unused vacation may not be accumulated.

               3.01(b) Meetings. Powell will be permitted to be absent from Harold's during working days to attend meetings and to attend to such outside professional duties in the retailing field as he deems appropriate. Attendance at such meetings and accomplishment of such duties shall be fully compensated service time and shall not be considered vacation time. Harold's shall reimburse Powell for all expenses incurred by him incident to attendance at such meetings, and such entertainment incurred by Powell in furtherance of the interests of Harold's; provided, however, that such reimbursement shall be approved by the Board.

               3.01(c) Dues and Fees. Harold's agrees to pay dues and fees to professional associations and societies and to such community organizations, civic clubs, country clubs, service organizations and other organizations of which Powell is, or becomes, a member.

               3.01(d) Insurance and Automobile. Harold's also agrees to:

                    (i) Insure Powell under its general liability insurance policy for all acts done by him in good faith as President and Chief Operating Officer throughout the term of this contract;

                               (ii) Provide, throughout the  term
                         of this contract, a group life insurance policy, payable to the beneficiary of his choice;

                                 (iii)       Provide   disability
                         insurance for Powell, payable to the beneficiary of his choice;

                               (iv) Provide comprehensive health,
                         major medical and dental insurance for Powell and his family; and

                    (v) Continue furnishing for Powell, for the first three (3) years of the term of this Agreement, the vehicle which Harold's currently furnishes to him, and pay or reimburse him for expenses of its operation, including, but not limited to, insurance. After three (3) years, Powell shall be entitled to a new vehicle, in accordance with the Board of Directors' guidelines governing the purchase of vehicles for officers which are in effect at that time.

          4.01 Duration. This Agreement shall extend from the date first above written until January 31, 2003, unless mutually extended by Powell and Harold's.
          4.02 Termination. This Agreement shall terminate upon the death of Powell, and may be terminated by either party upon the showing of "good cause." In the event there is a dispute as to the existence of good cause, the dispute shall be referred to arbitration in accordance with the rules of the American Arbitration Association. The cost of arbitration shall be divided equally between the parties.

          5.01 Entire Agreement. This contract constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written, between the parties with respect to the subject matter hereof.

          5.02 Amendment. Except as otherwise specifically provided, the terms and conditions of this contract may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by an executive officer and Powell.

          5.03 Separability. The invalidity or unenforceability of any particular provision of this contract shall not affect its other provisions, and this contract shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          5.04 Successors. This Agreement shall be binding upon and inure to the benefit of Harold's, its successors and assigns, and shall be binding upon Powell, his administrators, executors, legatees, heirs and assigns.

          5.05    Applicable  Law.   This  Agreement   shall   be
construed and enforced under and in accordance with the laws of the State of Oklahoma without giving effect to its conflicts of laws provisions.

          THIS     CONTRACT    SIGNED    this          day     of
,  1998.


ATTEST:                            HAROLD'S STORES, INC.

                              By:
                                   REBECCA P. CASEY
                                   CHIEF EXECUTIVE OFFICER

WITNESS:


                                   H. RAINEY POWELL