Form 10-Q
period 1998-08-01
HAROLDS STORES INC
filed 1998-09-15
CIK 818682

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________


                            FORM 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
             August 1, 1998                                 10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

      As  of   September 10, 1998, the registrant had 6,073,958
shares of Common Stock outstanding.

                      Harold's Stores, Inc.
                            Index to
                  Quarterly Report on Form 10-Q
               For the Period Ended August 1, 1998


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

          Consolidated   Balance  Sheets  -  August   1,   1998
              (unaudited) and January 31, 1998                          3

          Consolidated Statements of Earnings -
             Thirteen Weeks and Twenty-Six Weeks ended August  1,
             1998 (unaudited) and August 2, 1997(unaudited)             5

          Consolidated Statements of Stockholders' Equity -
             Twenty-Six Weeks ended August 1, 1998 (unaudited)
               and August 2, 1997 (unaudited)                           6

          Consolidated Statements of Cash Flows -
               Twenty-Six Weeks ended August 1, 1998 (unaudited)
               and August 2, 1997 (unaudited)                           7

          Notes to Interim Consolidated Financial Statements            8

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9

Part II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                       13

     Item  4.  Submission of Matters to  a  Vote  of  Security
               Holders                                                 13

     Item 6.   Exhibits and Reports on Form 8-K                        14

     Signature                                                         15
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                                August 1,    January 31,
                                                     1998           1998
                                               (Unaudited)
 Current assets:

    Cash                                            $  50         130

    Trade accounts receivable, less
      allowance for doubtful accounts of            5,696         5,822
      $235 in 1999 and $222 in 1998
    Other accounts receivable                         937           886
    Merchandise inventories                        30,583        31,440
    Prepaid expenses                                2,435         2,688
    Prepaid income tax                                277           961
    Deferred income taxes
                                                    1,154         1,154

    Total current assets                           41,132        43,081


 Property and equipment, at cost                   30,772        28,533
 Less accumulated depreciation and
 amortization                                     (11,824)     (10,197)

    Net property and equipment                     18,948       18,336


 Other receivables, non-current                     1,991         2,084
 Other assets                                         136           428



    Total assets                               $    62,207       63,929


















    See accompanying notes to interim consolidated financial
                           statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                  August 1,   January 31,
                                                       1998          1998
                                                (Unaudited)
 Current liabilities:

    Current maturities of long-term debt        $       503           734

    Accounts payable                                  4,738         4,789
    Redeemable gift certificates                        607           916
    Accrued bonuses and payroll expenses              1,299           953
    Accrued rent expense                                 71           259


        Total current liabilities                     7,218         7,651


 Long-term debt, net of current maturities           17,547        19,708
 Deferred income taxes                                  104           104


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none issued          -             -
     Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
       and outstanding 6,069,981 in August,              61            60
       6,044,105 in January
     Additional paid-in capital                      34,134        33,947
     Retained earnings                                3,143         2,459


       Total stockholders' equity                    37,338        36,466



       Total liabilities and stockholders'       $   62,207        63,929
       equity













    See accompanying notes to interim consolidated financial
                           statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)


                                     13 Weeks Ended        26 Weeks Ended
                                 August 1,  August 2,   August 1,  August 2,
                                   1998      1997         1998       1997
                                                  (Unaudited)

 Sales                             $27,714   26,826     61,255     55,234


 Costs and expenses:
    Cost of goods sold (including
 occupancy  and  central   buying
 expenses, exclusive of items       18,226   18,510     40,543     37,256
 shown separately below)

    Selling, general and             7,893     8,163     17,205     16,615
 administrative expenses

   Depreciation and                     943       881      1,861      1,719
 amortization

   Interest expense                     196       233       423         394



                                      27,258    27,787     60,032     55,984

 Earnings   (loss) before  income
   taxes  and cumulative effect  of      456     (961)      1,223      (750)
   change in accounting principle


   Provision for income taxes            183     (384)        489      (300)


 Net   earnings   (loss)   before
   cumulative effect of change
   in accounting principle               273     (577)        734      (450)

   Cumulative effect of  change
     in accounting principle             -         -          50          -

 Net earnings  (loss)                    273     (577)       684      (450)

 Net  earnings (loss) per  common
 share  before cumulative  effect
 of    change    in    accounting
 principle:                             0.05    (0.10)       0.12     (0.07)
    Basic and diluted

 Net  earnings (loss) per  common
 share:
    Basic and diluted                   0.05    (0.10)       0.11     (0.07)

 Weighted average number of
 common shares                    6,063,786   6,014,993  6,057,403  5,969,540


    See accompanying notes to interim consolidated financial
                           statements.



             HAROLD'S STORES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                            26 Weeks     26 Weeks
                                               Ended        Ended
                                           August 1,    August 2,
                                                1998         1997
                                               (Unaudited)
 Common stock:

    Balance, beginning of period                $ 60          57


    Employee Stock Purchase Plan                  1            -

    Balance, end of period                      $ 61          57


 Additional paid-in capital:

    Balance, beginning of period            $ 33,947       31,548

    Employee Stock Purchase Plan                187          226

    Balance, end of period                  $ 34,134       31,774



 Retained earnings:

    Balance, beginning of period             $ 2,459       4,430

    Net earnings (loss)                          684        (450)

    Balance, end of period                   $ 3,143        3,980


















    See accompanying notes to interim consolidated financial
                           statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                                            26 Weeks    26 Weeks
                                               Ended       Ended
                                           August 1,   August 2,
                                                1998        1997
                                                  (Unaudited)
 Cash flows from operating activities:
 Net earnings (loss)                          $  684        (450)

Adjustments to reconcile net earnings
 (loss) to net cash
    provided by operating activities:
    Depreciation and amortization              1,861       1,719
    Gain on sale of assets                      (10)         (2)
    Shares issued under employee                 188         226
     incentive plan
    Changes in assets and liabilities:
       Increase in trade and other              (64)        (214)
          accounts receivable
       Decrease (increase) in                    857      (5,569)
          merchandise inventories
       Decrease in other assets                  292         220
       Decrease (increase) in prepaid            253         (80)
          expenses
       Decrease (increase) in prepaid            684        (887)
         income tax
       (Decrease) increase in accounts          (51)       1,376
         payable
       Decrease in income taxes payable            -        (942)
       Decrease in accrued expenses            (151)     (1,120)

 Net cash  provided by (used in)
 operating activities                          4,543      (5,723)

 Cash flows from investing activities:
    Acquisition of property and              (2,511)     (3,898)
      equipment
    Proceeds from disposal of property            48          9
      and equipment
    Payment of principal on term loan
      to others                                  232         140

 Net cash used in investing activities        (2,231)     (3,749)

 Cash flows from financing activities:
    Advances on revolving line of             20,832      24,731
       credit
    Payments on revolving line of           (22,280)    (16,361)
       credit
    Borrowings of long-long term debt              -       1,024
    Payments of long-term debt                 (944)       (111)

 Net cash (used in) provided by
 financing activities                        (2,392)       9,283

 Decrease in cash and cash equivalents          (80)       (189)
 Cash and cash equivalents at beginning
    of period                                   130         433
 Cash and cash equivalents at end of
   period                                  $     50         244

    See accompanying notes to interim consolidated financial
                           statements.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                August 1, 1998 and August 2, 1997
                           (Unaudited)
1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 1, 1998 and the results of its operations and cash flows for the thirteen week period and twenty-six week periods ended August 1, 1998 and August 2, 1997. The results of operations for the thirteen week period and twenty-six week periods ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

      The Company has a 52-53 week fiscal year that ends on the Saturday closest to January 31. The period from February 1,
1998  through  January 30, 1999 has been designated  as  fiscal
1999.

3.   Reclassifications

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

4.   Net Earnings Per Common Share

      Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal 1998. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

                                13 Weeks   13 Weeks   26 Weeks   26 Weeks
                                 ended      ended      ended       ended
                               August 1,  August 2,  August 1,   August 2,
                                  1998       1997       1998       1997
                                 (Amounts in thousands, except per share
                                                  data)

Net earnings (loss)                   273      (577)        684      (450)
applicable to common shares,
basic and diluted

Weighted average number of          6,064      6,015      6,057      5,970
common shares outstanding -
basic
Dilutive effect of potential
common shares issuable upon
exercise of employee stock             18         36         13         75
options
Weighted average number of
common shares outstanding -         6,082      6,051      6,070      6,045
diluted

Net earnings (loss) per
common share:
     Basic and Diluted          $    0.05      $ (0.10)   $ 0.11   $ (0.07)


5.   Adoption of New Accounting Pronouncement

     The Company elected early adoption of The American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle. Had the Company not elected early adoption of SOP 98-5, net earnings for the twenty-six week period ended August 1, 1998 would have increased by $8,000.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     The following table sets forth for the periods indicated,
the percentage of sales represented by items in the Company's statement of earnings:
                                  13 Weeks Ended          26 Weeks Ended
                              August 1,     August 2,  August 1,   August 2,
                                   1998          1997       1998        1998

 Sales                            100.0%       100.0%     100.0%      100.0%

 Cost of goods sold
   (including occupancy
   and central buying            (65.8)        (69.0)     (66.2)      (67.4)
   expenses, exclusive of
   items shown
   separately below)

 Selling, general and            (28.5)        (30.4)     (28.1)      (30.1)
 administrative expenses


 Depreciation and                 (3.4)         (3.3)      (3.0)       (3.1)
 amortization

 Interest expense                 (0.7)         (0.9)      (0.7)       (0.7)

 Earnings (loss) before
 income taxes and                  1.6        (3.6)          2.0       (1.3)
 cumulative effect of
 change in accounting
 principle

 Provision for income taxes        (0.6)        1.4        (0.8)        0.5

 Net earnings (loss) before
 cumulative effect of               1.0        (2.2)        1.2       (0.8)
 accounting principle

 Cumulative effect of
 change in accounting                  -          -        (0.1)         -
    principle

 Net earnings (loss)               1.0%       (2.2)%       1.1%      (0.8)%

     The following table reflects the sources of the increases
in Company sales for the periods indicated:
                                    13 Weeks Ended         26 Weeks Ended
                                August 1,    August 2,   August 1,   August 2,
                                     1998         1997        1998        1997

 Store sales (000's)             $ 26,015      24,995       56,480      50,624
 Catalog sales (000's)           $  1,699       1,831       4,775       4,610

 Sales (000's)                   $ 27,714      26,826       61,255      55,234

 Total sales growth                  3.3%       19.8%      10.9%        17.7%
 Growth in comparable store        (4.3)%      (3.7)%      (2.6)%      (3.7)%
 sales (52 week basis)
 Growth in catalog sales           (7.2)%       52.7%       3.6%        23.6%

 Store locations:
 Existing stores                     42           37          41          36
 New stores opened                    -           2            1           3
   Total stores at end of           42           39          42          39
   period

      The Company relocated the Galleria mall store in Dallas, Texas to a larger location during the thirteen weeks ended August 1, 1998 (the second quarter), as compared to opening two locations (Wichita, Kansas and Columbus, Ohio) in the comparable period of the prior year. During the twenty-six weeks ended August 1, 1998, the Company opened one new store location (San Antonio, Texas), as compared to the opening of three stores (Memphis, Tennessee; Wichita, Kansas and Columbus,
Ohio) in the same period of the prior year. The opening of new stores and expansion of existing stores contributed to total sales growth for the second quarter. Total sales growth for the twenty-six weeks ended August 1, 1998 was derived from the opening of new stores, expansion of existing stores and an increase in catalog sales. Catalog sales declined during the second quarter of fiscal 1999 as compared to the same period of the prior year as a result of a strategic initiative to reduce by 26% the total number of catalogs circulated during the period.

     Comparable stores sales declined during the second quarter and twenty-six week period of fiscal 1999, as compared to the same periods of fiscal 1998. The Company believes the decline experienced in comparable store sales during the periods was primarily attributable to the opening of a second store in several key markets, including Birmingham, Alabama; Memphis, Tennessee; San Antonio, Texas and Norman, Oklahoma.

      The Company's gross margin was 34.2% for the second quarter of fiscal 1999, as compared to 31.0% in the same period of last year. The gross margin also increased for the twenty-six week period ended August 1, 1998 to 33.8%, from a level of 32.6% in the same period of last year. The increase in gross margin for both periods can be primarily attributed to improved inventory planning, resulting in lower inventory levels and reduced markdowns.

      Selling, general and administrative expenses (including advertising and catalog production costs) declined 1.9% of sales from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 and 2.0% of sales for the twenty-six weeks ended August 1, 1998 as compared to the same period of the prior year. The reduction was principally the result of reduced advertising and catalog production cost expenditures. Advertising and catalog production costs were $1,731,000, or 6.2% of sales for the second quarter and $4,175,000, or 6.8% of sales for the twenty-six weeks ended August 1, 1998, as compared to $2,384,000, or 8.9% of sales in the same quarter last year and $5,202,000, or 9.4% in the same twenty-six week period of last year.

       The average balance on total outstanding debt was $17,400,000 for the second quarter ended August 1, 1998 compared to $17,516,000 for the second quarter of fiscal 1998. This decrease in average balances resulted principally from reductions in working capital needs. Average interest rates on the Company's line of credit were approximately the same for the quarter ended August 1, 1998 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the twenty-six weeks ended August 1, 1998, net cash provided by operating activities was $4,543,000 as compared to net cash used in operating activities of $5,723,000 for the same period of fiscal 1998. The significant increase can be attributed to an $857,000 decrease in the Company's inventories for the twenty-six weeks ended August 1, 1998 as compared to an increase of $5,569,000 for the same period of fiscal 1998. Management expects the dollar amounts of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores with related increases in trade accounts receivable and accounts payable. Period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the difference in cash flows from operating activities is partially due to (i) the timing of cash disbursements as reflected in a decrease in accounts payable of $51,000 for the twenty-six weeks ended August 1, 1998 as compared to an increase in accounts payable of $1,376,000 during the same period of fiscal 1998 and (ii) a decrease in accrued expenses of $151,000 for the twenty-six weeks ended August 1, 1998 compared to a decrease in accrued expenses of $1,120,000 during the same period of fiscal 1998.

      Cash Flows From Investing Activities. For the twenty-six weeks ended August 1, 1998, net cash used in investing activities totaled $2,231,000 compared to $3,749,000 for the same period in fiscal 1998. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the twenty-six weeks ended August 1, 1998, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $12,451,000 and $15,283,000 for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. During the twenty-six weeks ended August 1, 1998, this line of credit had a high balance of $15,036,000 and a high balance of 20,000,000 for the twenty-six weeks ended August 2, 1997. The balance outstanding on August 1, 1998 was $13,588,000 compared to $19,555,000 on August 2,
1997.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                              January     August 1,   August 2,
                             31, 1998          1998        1997

 Working capital (000's)      $35,430       $33,914     $35,236
 Current ratio                 5.63:1        5.70:1      4.40:1
 Ratio of working capital       .55:1         .54:1       .52:1
 to total assets
 Ratio of total debt to         .56:1         .48:1       .61:1
 stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and Holiday selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each fiscal year.

Inflation

     Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. Inflation has had no meaningful effect on the other assets of the Company.
Year 2000

      The  Year  2000 will have a broad impact on the  business
environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its reprogramming will be completed by December 31, 1998 and testing efforts will be substantially concluded by March 31, 1999. Further validation through testing will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to the end of the 1999 calendar year.

      Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires will be sent to substantially all of the Company's vendors to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires will be assessed by the Company, and categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

      The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all information technology and non-information technology equipment by December 31, 1998, and will then address the Year 2000 compliance of such equipment.

      Upgrades and replacements to the Company's information systems and applications are expected to cost approximately $2 million from inception in calendar year 1998 through completion in calendar year 1999. Approximately $1.5 million is expected to be incurred in fiscal 1999 with the remaining $500,000 to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.


                             PART II

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Shareholders of the Company was held on June 26, 1998. The following matters were submitted to a vote of the Company's shareholders:

     1. The election of eleven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

        Director                      Votes For       Votes Withheld

        Harold G. Powell              3,109,312          1,108,432

        Rebecca Powell Casey          3,109,415          1,108,329

        H. Rainey Powell              3,107,460          1,110,284

        Kenneth C. Row                3,108,926          1,107,818

        James R. Agar                 3,064,734          1,153,010

        Michael T. Casey              3,108,145          1,109,599

        Robert B. Cullum, Jr.         3,065,387          1,152,357

        Lisa Powell Hunt              3,107,672          1,110,072

        W. Howard Lester              3,109,845          1,107,899

        Gary C. Rawlinson             3,064,634          1,153,110

        William F. Weitzel            3,065,028          1,152,716





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:


No.                     Description                      Page

10.1  First  Amendment to the Third Amended and  Restated
      Credit   Agreement  dated  June  30,  1998  between  N/A
      Registrant and NationsBank.
10.2 First Amended and Restated Stockholders' Agreement N/A Among Certain Stockholders of Registrant dated
      June 15, 1998.
10.3  Lease  Agreement dated June 30, 1998 by and between
      Registrant    and    329    Partners-II     Limited  N/A
      Partnership.    (Dallas  Buying   Office,   Dallas,
      Texas).
27.1  Financial Data Schedule                              N/A



     (b)  Reports on Form 8-K; There were no reports on Form 8-
K  filed by the Company during the fiscal quarter ended  August
1, 1998.


                            SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of  1934,  the  Registrant has duly caused this  report  to  be
signed  on  its  behalf  by  the  undersigned,  hereunto   duly
authorized.



                      HAROLD'S STORES, INC.
                     By:\s\H. Rainey Powell
                        H. Rainey Powell
               President, Chief Operating Officer

                      By:\s\Jodi L. Taylor
                         Jodi L. Taylor
                     Chief Financial Officer


Date:     September 15, 1998




                       FIRST AMENDMENT TO
           THIRD AMENDED AND RESTATED CREDIT AGREEMENT

      THIS  FIRST AMENDMENT TO THIRD AMENDED AND RESTATED  CREDIT
AGREEMENT (this "Amendment") is made effective June 30, 1998, by and between HAROLD'S STORES, INC., an Oklahoma corporation
("Borrower"), and NATIONSBANK, N.A. ("Lender").

                      W I T N E S S E T H:

      WHEREAS,  Borrower  and Lender have entered  into  a  Third
Amended  and  Restated Credit Agreement dated November  10,  1997
(the "Agreement");

      WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to increase the amount of the Letter of Credit Note, to extend the maturity dates of the Loans and to otherwise amend the terms of the Agreement; and

      WHEREAS, Lender is willing to amend the Agreement to increase the amount of the Revolving Loan and to extend the maturity dates of the Loans upon the terms and conditions set forth in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

1.   Agreement Definitions.

     1.1 Amended Definitions. The definitions of "Agreement," "Letter of Credit Note," "Revolving Loan Borrowing Base," "Revolving Loan Maximum Revolving Facility," "Revolving Note," "Tenant Improvement Note" and "Term Note" in the Agreement are hereby deleted in their entirety and replaced with the following:

      "Agreement" and such terms as "herein," "hereof," "hereto," "hereby," "hereunder" and the like shall mean and refer to this Agreement, together with any and all exhibits attached hereto, and any and all supplements, modifications or amendments to this Agreement, including the First Amendment.

      "Letter of Credit Note" shall mean that certain First Amended and Restated Revolving Note (Letter of Credit) executed by Borrower substantially in the form of Exhibit "C" to the First Amendment, in the original principal amount of $5,700,000.00, as the same may be extended, renewed, amended or modified from time to time pursuant to the terms of the Agreement.

      "Revolving Loan Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, plus
(ii) fifty percent (50%) of Eligible Inventory, plus (iii) fifty percent (50%) of outstanding commercial Letters of Credit. This amount shall not exceed $19,000,000.00, as reflected in the most current Monthly Report.

      "Revolving Loan Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the outstanding principal balance of the Revolving Loan to be made to Borrower. The Revolving Loan Maximum Revolving Facility shall be $19,000,000.00.

      "Revolving Note" shall mean that certain Fifteenth Amended and Restated Revolving Note executed by Borrower substantially in the form of Exhibit "A" to the First Amendment, in the original principal amount of $19,000,000.00, as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

      "Tenant Improvement Note" shall mean that certain First Amended and Restated Revolving Note (Tenant Improvement) executed by Borrower substantially in the form of Exhibit "B" to the First Amendment, in the original principal amount of $3,000,000.00 as same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

      "Term Note" shall mean that certain First Amended and Restated Term Note in the original principal amount of $2,194.177.96 executed by Borrower substantially in the form of Exhibit "D" to the First Amendment, as the same may be extended, renewed or modified from time to time pursuant to the terms of this Agreement.

     1.2 Added Definition. The definition of "First Amendment" is hereby added to the Agreement as follows:

     "First Amendment" shall mean that certain First Amendment to Third Amended and Restated Credit Agreement dated effective June
30, 1998.

2.   Revolving Loan.

     2.1 Section 2.1.5 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.1.5 Payment. The unpaid principal balance of the Revolving Loan shall be due and payable on the earlier of June 30, 2000 or upon the occurrence of a Default. Accrued interest shall be payable monthly in arrears beginning July 31, 1998 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent (5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Revolving Loan.

     2.2 Section 2.1.6 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.2.1 Term. The Revolving Loan will mature on June 30, 2000, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full. In addition, this Agreement may be terminated as set forth in
     Section 8.

     3.   Tenant Improvement Loan.

          3.1 Section 2.2.2 of the Agreement is hereby deleted in its entirety and replaced with the following:

               2.2.2 Advances. Each request for advance hereunder may be made by either the President or the Chief Financial Officer on behalf of Borrower in writing no later than 2:00 p.m. on the date on which an advance is requested to be made, such request to be made utilizing the form attached as Exhibit "J". Each advance to Borrower shall be in immediately available funds and deposited in Borrower's demand deposit accounts with Lender.

          3.2 Section 2.2.9 of the Agreement is hereby deleted in its entirety and replaced with the following:

               2.2.9 Payment. The unpaid principal balance of the Tenant Improvement Loan shall be due and payable on the earlier of June 30, 2000 or upon the occurrence of a Default. Accrued interest shall be payable monthly in arrears beginning July 31, 1998 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent (5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Tenant Improvement Loan.

      3.3 Section 2.2.10 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.2.10 Term. The Tenant Improvement Loan will mature on June 30, 2000, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

4.   Letter of Credit Note.

     4.1 Section 2.3.1 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.3.1      Principal  Amount.   The  Letter  of  Credit
     Facility shall be in the original principal amount of $5,700,000.00.

     4.2 Section 2.3.3 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.3.3 Letters of Credit. (i) Lender agrees to extend credit to Borrower at any time and from time to time by issuing, extending, re-issuing or amending Letters of Credit. (ii) Each of the Letters of Credit shall (a) be issued by Lender pursuant to the Letter of Credit Note and also evidenced by separate agreements with Borrower, (b) contain such terms and provisions as required by Lender, including payment of customary fees, (c) be for the account of Borrower in favor of a beneficiary reasonably acceptable to Lender, (d) expire not later than the expiration date set forth respectively in each Letter of Credit, which shall not be more than one hundred eighty (180) days from the date of issuance, unless prior approval of Lender is obtained for a longer period, but in no event shall any Letter of Credit have an expiration date beyond June 30, 2000.

     4.3 Section 2.3.4 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.3.4 Payment. The unpaid principal balance of the Letter of Credit Facility shall be due and payable on the earlier of demand or June 30, 2000. Accrued interest shall be payable monthly in arrears beginning July 31, 1998 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest accrued shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to Lender interest from the date of such Default at the per annum rate of five percent (5%) in excess of the then applicable annual rate on the outstanding principal balance of the liabilities under the Letter of Credit Facility.

      4.4 Section 2.3.5 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.3.5 Term. The Letter of Credit Facility will mature on the earlier of demand or June 30, 2000, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

5.   Term Note.

     5.1 Section 2.4.1 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.4.1 Principal Amount. The Term Note shall be in the original principal amount of $2,194,177.96.

     5.2 Section 2.4.2 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.4.2 Repayment of Principal and Interest. Monthly payments of principal and interest (subject to acceleration upon the occurrence of an Event of Default under this Agreement or termination of this Agreement) shall be due and payable on the last day of each calendar month beginning July 31, 1998 as follows:

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

     5.3 Section 2.4.6 of the Agreement is hereby deleted in its entirety and replaced with the following:

          2.4.6 Term. The Term Loan will mature on June 30, 2000, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full.

      5.4 Section 3.1 of the Agreement is hereby deleted in its entirety and replaced with the following:

      3.1 Monthly Reports. Borrower shall submit to Lender, not later than the twenty-fifth (25th) day following the end of each month, a monthly report ("Monthly Report"), accompanied by a Borrowing Base certificate in the form attached as Exhibit "E" to the First Amendment and a written summary of all outstanding Letters of Credit, which shall be signed by the President, Chief Financial Officer or other authorized officer of Borrower. Each Monthly Report shall include, as of the closing day for the preceding month: (i) a summary aged trial balance of Accounts for Borrower ("Accounts Trial Balance"); (ii) calculation of the current Borrowing Base; (iii) the amount of the outstanding principal balance of the Liabilities; and (iv) a representation by Borrower that no Default or Event of Default occurred during such month or, if a Default or Event of Default has occurred during such month, a description of such Default or Event of Default and of the actions Borrower has taken or intends to take to cure the same. Upon Lender's request therefor, Borrower shall furnish with such specificity as is satisfactory to Lender, concerning matters included, described or referred to in the Monthly Report and any other documents in connection therewith requested by Lender including, without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with the Accounts. The Monthly Report shall contain such additional information as Lender may reasonably require.

       5.5 Section 3.2 of the Agreement is hereby deleted in its entirety and replaced with the following:

     3.2 Quarterly Reports. Borrower shall submit to Lender not later than the forty-fifth (45th) day following the end of each fiscal quarter a Quarterly Report which shall be accompanied by a Quarterly Borrowing Base and Compliance Certificate (the "Quarterly Reports") in the form attached as Exhibit "F" to the First Amendment and a written summary of all outstanding Letters of Credit. Each Quarterly Report shall include, as of the closing day of the preceding fiscal quarter: (i) calculations of the current Borrowing Bases; (ii) the quarterly itemization of Inventory described in Section 3.7; and (iii) evidence satisfactory to Lender that each of the covenants set forth in
Section 7.9 has been complied with during such quarter.

6. Renumbering. Sections 6.16 and 10.17 of the Agreement are hereby renumbered and designated as Sections 6.17 and 10.18, respectively for all purposes. All references in the Agreement or the other Loan Documents to such sections shall also be renumbered accordingly.

7. Year 2000 Compliance. The following is hereby added to the Agreement as a new Section 6.16:

     6.16      Year 2000 Compliance.

          6.16.1 Analysis and Plan. Borrower has (i) begun analyzing the operations of Borrower, the Harold's Subsidiaries and Borrower's other Affiliates that could be adversely affected by failure to become Year 2000 compliant (that is, that computer applications, imbedded microchips and other systems will be able to perform date-sensitive functions prior to and after December 31, 1999); and
     (ii) developed a plan for becoming Year 2000 compliant in a timely manner, the implementation of which is on schedule in all material respects. Borrower reasonably believes that Borrower will become Year 2000 compliant for Borrower's operations and those of the Harold's Subsidiaries and Borrower's other Affiliates on a timely basis except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

          6.16.2 Suppliers and Vendors. Borrower has initiated due diligence and inquiries to determine whether any suppliers and vendors that are material to the operations of Borrower, the Harold's Subsidiaries or Borrower's other Affiliates will be Year 2000 compliant for their own computer applications except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

          6.16.3 Notification of Lender. Borrower will promptly notify Lender in the event Borrower determines that any computer application which is material to the Borrower's operations or the operations of the Harold's Subsidiaries or Borrower's other Affiliates or any of Borrower's material vendors or suppliers will not be fully Year 2000 compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect upon the financial condition of Borrower.

8.         Arbitration.   The following is hereby  added  to  the
Agreement as a new Section 10.17:

     10.17     Arbitration.

          10.17.1 Any controversy or claim among the parties hereto including but not limited to those arising out of or relating to this Agreement, the other Loan Documents or any related instruments, agreements or documents, including any claim based on or arising from an alleged tort, shall be determined by binding arbitration in accordance with the Federal Arbitration Act (or if not applicable, the applicable state law), the rules of practice and procedure for the arbitration of commercial disputes of J.A.M.S./Endispute or any successor thereof ("J.A.M.S."), and the "special rules" set forth below. In the event of any inconsistency, the special rules shall control. Judgment upon any arbitration award may be entered in any court having jurisdiction. Lender or any other party may bring an action, including a summary or expedited proceeding, to compel arbitration of any controversy or claim to which this section applies in any court having jurisdiction over such action.

          10.17.2 Special Rules. The arbitration shall be conducted in Oklahoma County, Oklahoma and administered by J.A.M.S. who will appoint an arbitrator; if J.A.M.S. is unable or legally precluded from administering the arbitration, then the American Arbitration Association will serve. All arbitration hearings will be commenced within ninety (90) days of the demand for arbitration; further, the arbitrator shall only, upon a showing of cause, be permitted to extend the commencement of such hearing for up to an additional sixty (60) days.

          10.17.3 Reservation of Rights. Nothing in this arbitration provision shall be deemed to (i) limit the applicability of any otherwise applicable statutes of limitation or repose and any waivers contained in this Agreement or the other Loan Documents; or (ii) be a waiver by Lender of the protection afforded to it by 12 U.S.C. 91 or any substantially equivalent state law; or (iii) limit the right of Lender (a) to exercise self help remedies such as (but not limited to) setoff, or (b) to foreclose against any real or personal property Collateral, or (c) to obtain from a court provisional or ancillary remedies such as (but not limited to) injunctive relief, writ of possession or the appointment of receiver. Lender may exercise such self help rights, foreclose upon such property, or obtain such provisional or ancillary remedies before, during or after the pendency of any arbitration proceeding brought pursuant to this Agreement or the other Loan Documents. Neither this exercise of self help remedies nor the institution or maintenance of an action for foreclosure or provisional or ancillary remedies shall constitute a waiver of the right of any party, including the claimant in any such action, to arbitrate the merits of the controversy or claim occasioning resort to such remedies.

3.     Definitions.   Except  as  specifically  defined  in  this
Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

4. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Loan Documents.

5.   Miscellaneous.

      5.1. Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Loan Documents are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

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

                              "BORROWER":                HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:
                                  H. Rainey Powell, President and
                                          Chief Operating Officer

                              "LENDER":
                              NATIONSBANK, N.A.


                              By:
                                   Kelly H. Sachs, Vice President



                           Exhibit "A"


          FIFTEENTH AMENDED AND RESTATED REVOLVING NOTE
                        (Revolving Loan)


$19,000,000.00 June 30, 1998
                                          Oklahoma City, Oklahoma

      For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 2000, the principal sum of NINETEEN MILLION AND NO/100 DOLLARS ($19,000,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

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

           Accrued  interest  shall be payable monthly  beginning
     July 31, 1998 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement of even date herewith (the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of certain terms and provisions, including, without limitation, those under which the Maturity Date may be accelerated and the indebtedness evidenced by this Note declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement. This Note is secured pursuant to the Credit Agreement and the other Loan Documents referred to therein, and reference is made thereto for a statement of additional terms and provisions regarding the security for repayment of this Note.

     This Note is an amendment and restatement of, and substitute and replacement for, that certain Fourteenth Amended and Restated Reducing Revolving Note dated November 10, 1997 in the original principal amount of $21,500,000.00 payable to the order of Lender (the "Prior Note"). The indebtedness of Maker originally evidenced by the Prior Note is a continuing indebtedness all of which is now evidenced by this Note and nothing contained herein shall be construed to deem paid any portion of the outstanding balance of the Prior Note that remains unpaid or to release or terminate any mortgage, lien, pledge, assignment, security interest or other encumbrance securing payment of the Prior Note.

      Prior  to  the  Maturity Date and subject to the  Borrowing
Base, Maker may borrow, pay, reborrow and repay sums advanced in respect of this Note, so long as Maker is not in violation of any provision of this Note.

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

     Maker, endorsers, sureties, guarantors and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

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

      This Note is executed by Maker pursuant to a lending transaction negotiated in, funded from, and to be performed in Oklahoma City, Oklahoma County, Oklahoma. Maker expressly agrees that all actions or proceedings arising hereunder may, at the option of Lender, be litigated in any state or federal court in a judicial district sitting in Oklahoma City, Oklahoma, and Maker expressly consents to the jurisdiction of such court, and to the venue of any proceeding therein. This Note is to be construed according to the laws of the State of Oklahoma and all applicable federal laws.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date set forth above.

                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

H. Rainey Powell, President
                                   and Chief Operating Officer



                           Exhibit "B"


            FIRST AMENDED AND RESTATED REVOLVING NOTE
                    (Tenant Improvement Loan)


$3,000,000.00                                       June 30, 1998
                                          Oklahoma City, Oklahoma

     For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 2000, the principal sum of THREE MILLION AND NO/100 DOLLARS ($3,000,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

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

          Accrued  interest  shall be payable  monthly  beginning
     July 31, 1998 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

     Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

     Payments of both principal and interest are to be made in the lawful money of the United States of America.

     This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement of even date herewith (as amended, the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of certain terms and provisions, including, without limitation, those under which the maturity date may be accelerated and the indebtedness evidenced by this Note may be declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement. This Note is secured pursuant to the Credit Agreement and the other Loan Documents referred to therein, and reference is made thereto for a statement of additional terms and provisions regarding the security for repayment of this Note.
     This Note is an amendment and restatement of, and substitute and replacement for, that certain Revolving Note dated November 10, 1997 in the original principal amount of $3,000,000.00 payable to the order of Lender (the "Prior Note"). The indebtedness of Maker originally evidenced by the Prior Note is a continuing indebtedness all of which is now evidenced by this Note and nothing contained herein shall be construed to deem paid any portion of the outstanding balance of the Prior Note that remains unpaid or to release or terminate any mortgage, lien, pledge, assignment, security interest or other encumbrance securing payment of the Prior Note.

     Prior  to  the  maturity date and subject to  the  Borrowing
Base, Maker may borrow, pay, reborrow and repay sums advanced in respect of this Note, so long as Maker is not in violation of any provision of this Note.

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

     Maker, endorsers, sureties, guarantors and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

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

     This Note is executed by Maker pursuant to a lending transaction negotiated in, funded from, and to be performed in Oklahoma City, Oklahoma County, Oklahoma. Maker expressly agrees that all actions or proceedings arising hereunder may, at the option of Lender, be litigated in any state or federal court in a judicial district sitting in Oklahoma City, Oklahoma, and Maker expressly consents to the jurisdiction of such court, and to the venue of any proceeding therein. This Note is to be construed according to the laws of the State of Oklahoma and all applicable federal laws.

     IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date set forth above.

     "MAKER":                                  HAROLD'S   STORES,
                              INC., an Oklahoma corporation


                              By:
                                   H.  Rainey  Powell,  President
                                   and Chief Operating Officer


                           Exhibit "C"


            FIRST AMENDED AND RESTATED REVOLVING NOTE
                   (Letter of Credit Facility)


$5,700,000.00  June 30, 1998
                                          Oklahoma City, Oklahoma

      For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 2000, the principal sum of FIVE MILLION SEVEN HUNDRED THOUSAND AND NO/100 DOLLARS ($5,700,000.00), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

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

           Accrued  interest  shall be payable monthly  beginning
     July 31, 1998 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement of even date herewith (as amended, the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including, without limitation, those under which the maturity date may be accelerated and the indebtedness evidenced by this Note declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement. This Note is secured pursuant to the Credit Agreement and the other Loan Documents referred to therein, and reference is made thereto for a statement of additional terms and provisions regarding the security for repayment of this Note.

     This Note is an amendment and restatement of, substitute and replacement for, and increase in that certain Revolving Note dated November 10, 1997 in the original principal amount of $2,000,000.00 payable to the order of Lender (the "Prior Note"). The indebtedness of Maker originally evidenced by the Prior Note is a continuing indebtedness all of which is now evidenced by this Note and nothing contained herein shall be construed to deem paid any portion of the outstanding balance of the Prior Note that remains unpaid or to release or terminate any mortgage, lien, pledge, assignment, security interest or other encumbrance securing payment of the Prior Note.

      Prior  to  the  maturity date and subject to the  Borrowing
Base, Maker may borrow, pay, reborrow and repay sums advanced in respect of this Note, so long as Maker is not in violation of any provision of this Note.

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

     Maker, endorsers, sureties, guarantors and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

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

      This Note is executed by Maker pursuant to a lending transaction negotiated in, funded from, and to be performed in Oklahoma City, Oklahoma County, Oklahoma. Maker expressly agrees that all actions or proceedings arising hereunder may, at the option of Lender, be litigated in any state or federal court in a judicial district sitting in Oklahoma City, Oklahoma, and Maker expressly consents to the jurisdiction of such court, and to the venue of any proceeding therein. This Note is to be construed according to the laws of the State of Oklahoma and all applicable federal laws.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date set forth above.


                              "MAKER":                   HAROLD'S
                              STORES,     INC.,    an    Oklahoma
                              corporation


                              By:

                                   H. Rainey Powell, President
                                   and Chief Operating Officer


                           Exhibit "D"


              FIRST AMENDED AND RESTATED TERM NOTE



$2,194,177.96  June 30, 1998
                                          Oklahoma City, Oklahoma

           For value received, HAROLD'S STORES, INC., an Oklahoma corporation ("Maker"), promises to pay to the order of NATIONSBANK, N.A., P. O. Box 25189, 211 North Robinson Avenue, Oklahoma City, Oklahoma, 73125-0189 ("Lender"), on or before June 30, 2000 the principal sum of TWO MILLION ONE HUNDRED NINETY FOUR THOUSAND ONE HUNDRED SEVENTY SEVEN AND 96/100 Dollars ($2,194,177.96), together with interest thereon from the date of funding at the rates hereinafter specified, payable as follows:

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

          Principal in an amount equal to the amount of principal due to Maker from CMT pursuant to the CMT Loan, plus accrued interest, shall be payable monthly beginning July 31, 1998 and on the last day of each month thereafter until maturity, at which time all principal and accrued interest shall become due and payable. Each monthly installment payment made under this Note shall be applied first to the unpaid interest accrued and then to the principal balance thereof.

      Interest shall be computed on the actual number of days elapsed on the basis of a 360 day year.

      Payments of both principal and interest are to be made in the lawful money of the United States of America.

      This Note is subject to the terms and provisions of that certain Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement of even date herewith (as amended, the "Credit Agreement"), by and between Maker and Lender, to which reference is made for a statement of such terms and provisions, including, without limitation, those under which the maturity date may be accelerated and the indebtedness evidenced by this Note may be declared to be immediately due and payable. Unless otherwise defined, the terms used herein have the meanings provided in the Credit Agreement. This Note is secured pursuant to the Credit Agreement and the other Loan Documents referred to therein, and reference is made thereto for a statement of additional terms and provisions regarding the security for repayment of this Note.

     This Note is an amendment and restatement of, and substitute and replacement for, that certain Term Note dated November 10, 1997 in the original principal amount of $2,340,792.00 payable to the order of Lender (the "Prior Note"). The indebtedness of Maker originally evidenced by the Prior Note is a continuing indebtedness all of which is now evidenced by this Note and nothing contained herein shall be construed to deem paid any portion of the outstanding balance of the Prior Note that remains unpaid or to release or terminate any mortgage, lien, pledge, assignment, security interest or other encumbrance securing payment of the Prior Note.

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

     Maker, endorsers, sureties, guarantors and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any party liable for payment of this obligation. Any such extension, renewal or release may be made without notice to such party and without discharging said party's liability hereunder.

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

      This Note is executed by Maker pursuant to a lending transaction negotiated in, funded from, and to be performed in Oklahoma City, Oklahoma County, Oklahoma. Maker expressly agrees that all actions or proceedings arising hereunder may, at the option of Lender, be litigated in any state or federal court in a judicial district sitting in Oklahoma City, Oklahoma, and Maker expressly consents to the jurisdiction of such court, and to the venue of any proceeding therein. This Note is to be construed according to the laws of the State of Oklahoma and all applicable federal laws.

      IN WITNESS WHEREOF, the undersigned Maker has executed this instrument effective the date set forth above.

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

ATTN:  Kelly H. Sachs, Vice President

Dear Kelly:

      This certificate is hereby submitted in compliance with the requirements of that certain Third Amended and Restated Credit Agreement entered into and effective November 10, 1997, as amended by a First Amendment entered into and effective June 30, 1998 (as amended, the "Credit Agreement") by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender").

       By execution hereof, the undersigned duly authorized officer, on behalf of Borrower certifies that: (1) no Default and no Event of Default has occurred or is continuing under the terms of any of the Financing Agreements or, if a Default or Event of Default has occurred during such month, attached hereto as Schedule "2" is a description of such Default or Event of Default and of the actions Borrower has taken or intends to take to cure the same, (2) all representations and warranties contained in the Financing Agreements remain as true and correct on this date as when they were originally submitted to the Lender, and (3) the facts and information provided herein and in the case of any accompanying request for disbursement on Borrower's Revolving Note is true and correct. The following information is a true and correct summary of all eligible accounts receivable and inventory and the financial condition of the Borrower. Attached hereto as Schedule "1" is a true and correct summary of all trade accounts receivable and attached as Schedule "2" is a separate summary of current outstanding Letters of Credit.

A.  The Borrowing Base is correctly computed below:

1.   Accounts resulting from invoices to
retail customers of Borrower for
purchases billed to such customers'
accounts
$

(a)  Less each Account subject to setoff   ($   )
or other claim

(b)  Less each Account where collection    ($   )
is doubtful

(c)  Less each Account if any minimum
portion is unpaid for more than 60 days    ($   )
under any statement

(d)  Less any Account where the account
debtor is insolvent or in receivership     ($   )

(e)  Less any affiliate, intercompany or
interstore accounts                        ($   )

(f)  Less Accounts subject to liens in
favor of Persons other than Lender         ($   )

(g)  Eligible Accounts - Net
          [1 - (a) - (b) - (c) - (d) -                 $
(e) - (f)]

2.   Inventory (Estimated)                             $

3.   Commercial Letters of Credit                      $

4.   Borrowing Base Calculation

(a)  multiply 1(g) by .80                  $

(b)  multiply 2 by .50                     $

     (c)  multiply 3 by .50                $

     (d)  Enter the lesser of (i)
$19,000,000.00  or                         $
          (ii) the sum of 3(a) plus 3(b)
plus 3(c)

     (e)  less amount funded on            ($   )
Revolving Loan

     (f)  less Commercial L/Cs issued      ($   )
under Letter
          of Credit Facility

     (g)  less Standby L/Cs issued under   ($   )
Letter
          of Credit Facility



          Borrowing Base Availability                  $
          4(d) - (e) - (f) - (g)


B.   The  following are correct computations of Borrower's  Total
Liabilities and Tangible Net Worth.

1.   Borrower's Total Liabilities
Calculation

     (a)  All obligations of Borrower
which, in accordance with GAAP, would be
shown on Borrower's balance sheet as a     $
liability

     (b)  All rental obligations under
leases required to be capitalized under    $
GAAP

     (c)  All guarantees and other         $
contingent liabilities

     (d)  Liabilities of others secured
by lien or security interest in            $
Borrower's property

     (e)  Less debt expressly              ($   )
subordinated to Lender

     (f)  Borrower's Total Liabilities
          [(a) + (b) + (c) + (d) - (e)]                $

2.   Borrower's Tangible Net Worth
Calculation

     (a)  Stockholders' equity in          $
Borrower

     (b)  Plus debt expressly              $
subordinated to Lender

     (c)  Less General Intangibles         ($   )

     (d)  Less receivables due from        ($   )
shareholders

     (e)  Less receivables due from any
Affiliate or Subsidiary                    ($   )

     (f)  Borrower's Tangible Net Worth
          [(a) + (b) - (c) - (d) - (e)]                $

    The Tangible Net Worth shall be no less than $34,000,000 at all times.

C. The following ratio is correctly computed below (on a Quarterly Basis):

1.   Total Liabilities to Tangible Net
Worth Ratio
     [calculated as 1(e) / 2(f)]                :1

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

ATTN:  Kelly H. Sachs, Vice President

Dear Kelly:

      This certificate is hereby submitted in compliance with the requirements of that certain Third Amended and Restated Credit Agreement entered into and effective November 10, 1997, as amended by a First Amendment entered into and effective June 30, 1998 (as amended, the "Credit Agreement") by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower") and NATIONSBANK, N.A. ("Lender").

       By  execution  hereof,  the  undersigned  duly  authorized
officer,  on  behalf  of  Borrower  certifies  that:    (1)   all
representations and warranties contained in the Financing Agreements remain as true and correct on this date as when they were originally submitted to the Lender, and (2) the facts and information provided herein and in the case of any accompanying request for disbursement on Borrower's Revolving Note is true and correct. The following information is a true and correct summary of all eligible accounts receivable and inventory and the financial condition of Borrower. Attached hereto as Schedule "1" is a true and correct summary of all trade accounts receivable and attached as Schedule "2" is a separate summary of current outstanding Letter of Credit.

A.
    The Borrowing Base is correctly computed below:

1.   Eligible Accounts - Net (as
calculated on most recent monthly                  $
borrowing base certificate)

2.   Inventory (as reported on most
recent 10Q filed with the Securities
and Exchange Commission):

   (a)    Raw Materials                              $

   (b)    Work In Process                            $

   (c)    Finished Goods

   (d)    Total Inventory owned by Borrower and
          Harold's Subsidiaries and located at
          Borrower's and Harold's Subsidiaries'
          principal places of business
          [2(a) + 2(b) + 2(c)]                                         $

   (e)    Less Inventory that cannot or
          will not be held for sale
          to customers; and, specifically,
          that Inventory which is damaged,
          obsolete, or not readily saleable          ($  )

   (f)    Less Inventory which is
          subject to any rescission or
          reclamation right                           ($  )

   (g)    Less Inventory which is                     ($  )
          subject to any lien in favor
          of any Person other than
          Lender

   (h)    Eligible Inventory - Net
          [2(d) - 2(e) - 2(f) - 2(g)]                                $

3. Commercial Letters of Credit                                      $

4.   Borrowing Base Calculation

   (a)  multiply 1 by .80                           $

   (b)  multiply 2(h) by .50                        $

   (c)  multiply 3 by .50                           $

   (d)  Enter the lesser of (i) $19,000,000.00      $
        or (ii) the sum of 3(a) plus
        3(b) plus 3(c)


   (e)  less amount funded on Revolving Loan         ($   )

   (f)  less Commercial L/Cs committed               ($   )

   (g)  less Standby L/Cs issued                     ($   )



          Borrowing Base                              $
        4(d) - (e) - (f) - (g)

A.       The following are correct computations of Borrower's
Total  Liabilities  and Tangible Net Worth     to  be  tested
quarterly within 45 days of each fiscal quarter end.

1.   Borrower's Total Liabilities Calculation

   (a)  All obligations of
        Borrower which, in accordance with
        GAAP, would be shown on Borrower's      $
        balance sheet as a liability

   (b) All rental obligations
       under leases required to be              $
       capitalized under GAAP

   (c) All guarantees and                       $
       other contingent liabilities

   (d) Liabilities of others
       secured by lien or security interest     $
       in Borrower's property

   (e) Less debt expressly                     ($   )
       subordinated to Lender

   (f) Borrower's Total
       Liabilities                                                  $
      [(a) + (b) + (c) + (d) -(g)]

2.        Borrower's Tangible Net
Worth Calculation

   (a)  Stockholders' equity                    $
        in Borrower

   (b)  Plus debt expressly                     $
        subordinated to Lender

   (c)  Less General Intangibles             ($   )

   (d)  Less receivables due                 ($   )
        from shareholders

   (e)  Less receivables due
        from any Affiliate or Subsidiary     ($   )

   (g)  Borrower's Tangible
        Net Worth                                                     $
        [(a) + (b) - (c) - (d) -(e)]

    The Tangible Net Worth shall be no less than $34,000,000 at all times.

A. The following ratio is correctly computed below and is tested quarterly within forty-five (45) days of each company quarter end:

Total Liabilities to Tangible Net
Worth Ratio
     [calculated as 1(e) / 2(f)]          :1

    The Total Liabilities to Tangible Net Worth Ratio shall not exceed 1.25:1.


Sincerely,

HAROLD'S STORES, INC.



By:

Title:



                      HAROLD'S STORES, INC.
                   FIRST AMENDED AND RESTATED
                     STOCKHOLDERS' AGREEMENT


THIS AGREEMENT is made as of this 15th day of June, 1998, among the signatories, in order to amend and restate the Harold's
Stores, Inc., Stockholders' Agreement dated August 20, 1987.

          W I T N E S S E T H:

WHEREAS, the parties to this Agreement desire to promote their mutual interests by imposing certain restrictions and obligations on the voting and on the right to dispose of shares of common stock, par value $0.01 per share, of Harold's Stores, Inc., an Oklahoma corporation, owned by them, and accordingly desire to enter into this Stockholders' Agreement;

NOW, THEREFORE, in consideration of the promises contained herein and the benefits to be derived from the mutual observance of the provisions of this Agreement, the parties agree as follows:

1.   Definitions.   When  used in this Agreement,  the  following
     terms shall, unless the context otherwise requires, have the meaning specified in this Section.

          1.1    Agreement.   This  First  Amended  and  Restated
          Stockholders'   Agreement,   including   all   exhibits
          attached hereto, as amended from time to time.

          1.2 Corporation. Harold's Stores, Inc., an Oklahoma corporation, formerly Harold's Stores, Inc., a Delaware corporation.

          1.3   Original  Agreement.  The Harold's Stores,  Inc.,
          Stockholders' Agreement of August 20, 1987.

      1.4   Representative.  The Chairman of  the  Board  of  the
Corporation.

          1.5 Stock. Any or all shares of common stock, par value $0.01 per share, of the Corporation, owned by a Stockholder as of the date of this Agreement or hereafter acquired, all of which shares are subject to this Agreement.

          1.6 Stockholder. Any person who has executed this Agreement, including a transferee who has executed a notification of disposition in conformity with Section 5.3, or who is subject to this Agreement, and his or her heirs, personal representatives, successors, assigns and transferees to the extent this Agreement provides that such persons shall be bound hereby.

2.   Parties to This Agreement.

          2.1 Initial Parties. The initial parties to this Agreement shall be the Stockholders who are signatories to this Agreement and named on Exhibit A attached hereto.

          2.2 Additional Parties. It is contemplated that other persons who acquire Stock from any Stockholder by any means or method of transfer, except those who acquire stock pursuant to Sections 5.2(b) or (c), shall be required to become parties to this Agreement. Any such person so becoming an additional party hereto shall be deemed a "Stockholder" as that term is used herein, and shall be subject to all of the rights, obligations and duties of a Stockholder under this Agreement. The addition of such subsequent transferees to this Agreement shall be governed by Section 5.3.

3. Term. The term of this Agreement shall exist for so long as the Stock is owned by a Stockholder.

4. Voting. During the continuance in force of this Agreement, the Stockholders shall vote, with respect to all corporate matters (i) presented to a vote of stockholders at any annual or special meeting of stockholders of the Company for any purpose, or (ii) to which a stockholder is entitled to express consent or dissent in writing, all shares of Stock owned by them in accordance with the following procedures:

          4.1 Majority Determination. Each Stockholder shall vote his Stock in the manner determined by a vote of those Stockholders holding a majority of the shares of Stock subject to the Agreement. The Representative shall be responsible for notifying each of the Stockholders of such majority decision.

          4.2 Irrevocable Proxy. In order to implement the decisions of the majority as described in Section 4.1, each Stockholder hereby irrevocably appoints the
          Representative as his true and lawful attorney with full power of substitution and resubstitution for him and in his name to attend and vote, or to appoint proxies, on his behalf all of his shares of Stock at any special or annual meeting of the stockholders of the Corporation, or to execute in his name and on his behalf any consent relating to any matter submitted to a vote of the stockholders of the Corporation, all in accordance with the majority determination described above and the other terms of this Agreement. The Stockholders agree and acknowledge that this proxy is coupled with an interest and, accordingly, is irrevocable for the purpose and period contemplated in this Agreement.

5. Restrictions Upon Disposition. No Stockholder shall be permitted to dispose of any of his Stock except as provided in this Section 5. The term "dispose" includes, without limitation, the acts of selling, assigning, transferring, pledging, encumbering, giving and any other form of conveying, whether voluntary or by operation of law.
          5.1  Permitted Dispositions.

                     (a)   Permitted Dispositions.  A Stockholder
               may at any time dispose of all or any number of the shares of Stock owned by such Stockholder (in trust, custodianship or otherwise) to or for the benefit of himself, his spouse, or any of his parents, or natural or adopted descendants, or the spouse of any such descendants; provided, however, any transferee or transferees shall comply with the provisions of Section 5.3 as a condition precedent to the validity of any such disposition by the Stockholder. A Stockholder may pledge or encumber all or any portion of his Stock; provided that in connection with the granting of a security interest with respect to the Stock, such grantee agrees that in the event of foreclosure of such security interest respecting the Stock, such grantee will comply or cause the compliance with
               Section 5.3.

                     (b)  Death of Stockholder.  In the event  of
               death of any Stockholder, the duly appointed personal representative of such Stockholder's estate shall, for all purposes, succeed to all rights and obligations of such deceased Stockholder under this Agreement. Upon distribution of the estate of any deceased Stockholder, the heirs, distributees or legatees receiving distribution of any shares of Stock shall likewise succeed to all rights and obligations of such deceased Stockholder under this Agreement.

     5.2  Restrictions Upon Sale.

                     (a)   Right  of First Refusal.   During  the
               continuance in force of this Agreement, no Stockholder shall be permitted to sell any shares of Stock [except by means of a Permitted Disposition under Section 5.1(a)] unless the number of shares of Stock owned by the selling Stockholder proposed to be sold shall have first been offered in writing by the selling Stockholder for sale to each of the nonselling Stockholders who shall have a pre-emptive right to purchase a Proportionate Percentage of the Stock offered for sale at the same price and upon the same terms as such proposed sale by accepting such offer in writing within thirty (30) days from the date of the delivery of such written offer. For the purposes of this Section 5.2, the term
               "Proportionate Percentage" means, for each Stockholder, the percentage determined by dividing the number of shares of Stock owned by such nonselling Stockholder by the number of the shares of Stock owned by all nonselling Stockholders. To the extent one or more of the nonselling Stockholders does not accept the offer to sell (and those nonselling Stockholders shall notify all other nonselling Stockholders of such decision not to accept such offer within fifteen (15) days after the date of delivery by the selling Stockholder of such written offer to the nonselling Stockholders), then each of those nonselling Stockholders accepting the offer shall have the right to purchase the percentage of the remaining shares of Stock offered for sale by the Selling Stockholder determined based on relative Proportionate Percentages of each such nonselling Stockholders.

                          The  selling Stockholder shall  not  be
               obligated to sell any of the shares of Stock to the nonselling Stockholders unless all shares of Stock offered for sale by the selling Stockholder are purchased by the nonselling Stockholders.

                     (b)   Right to Sell Stock.  If all the Stock
               offered for sale by the selling Stockholder is not purchased by the nonselling Stockholders, as provided in Section 5.2(a) (or if the nonselling Stockholders have sooner waived in writing their rights to accept such offer) the selling Stockholder shall, subject to compliance with
               Section 5.3, have the right for a period of thirty
               (30) days from the date of expiration of the thirty-day option granted in Section 5.2(a) to sell the number of shares of Stock which had been offered to the nonselling Stockholders in Section 5.2(a) at a price not less than and upon terms not more favorable than offered to the nonselling Stockholders. Any shares of Stock not sold within such thirty-day period after there shall have been compliance with this Section 5 shall again become subject to the restrictions of this Agreement.

                     (c)  Consent to Sale in Public Offering  and
               Other   Sales.   Notwithstanding  the  limitations
               prescribed by Section 5.2(a) - (b), each Stockholder agrees and acknowledges that sales of no more than Five Thousand (5,000) shares of Stock in any twelve (12) consecutive months by a Stockholder to the public pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, after the date hereof, pursuant to Rule 144 shall not be subject to
               Section 5.

          5.3 Conditions Precedent to Disposition. Any disposition of Stock, except pursuant to Section 5.1(b) and Sections 5.2(b) or (c), shall be invalid unless (a) there shall have been filed with the Secretary of the Corporation a written and dated notification of such disposition in form satisfactory to counsel for the Corporation, executed and acknowledged by both the
          Stockholder and the transferee containing the acceptance by the transferee of all of the terms and provisions of this Agreement, which shall have the same effect as if the transferee had been an original signatory to this Agreement, and (b) the Stock transferred shall be represented by a certificate bearing the legend described in Section 7.

6. Additional Acquisitions of Stock. If additional shares of Stock or any other class of voting capital stock of the Corporation are acquired in any manner by a Stockholder, such shares of voting capital stock so acquired shall become subject to this Agreement.

7. Endorsement of Stock Certificates. Immediately after execution of this Agreement, each Stockholder shall deliver to the Corporation the certificates representing all of the shares of the Stock owned by each such Stockholder, and the Corporation shall endorse on each such certificate a legend reading substantially as follows:

Any   transfer  of  the  shares  of  stock  represented  by  this certificate is restricted by a First Amended and Restated Stockholders' Agreement, dated June 15, 1998, and any amendments thereto, copies of which are on file with the Secretary of Harold's Stores, Inc. By acceptance of this certificate, the holder hereof agrees to be bound by the terms of such Agreement.

     A copy of this Agreement shall be filed with the Secretary of the Corporation. During the term of this Agreement, the foregoing legend shall be endorsed on each certificate representing shares of Stock hereafter issued by the Corporation to any transferee of a Stockholder whose Stock shall be subject to the terms of this Agreement. No Stockholder shall cause or permit the removal of the legend from the certificates representing the shares of Stock owned by such Stockholder.

8.   Reorganization  of  the  Corporation.   The  merger  of  the
     Corporation   into   one  or  more  corporations,   or   the
     consolidation   of  the  Corporation   and   one   or   more
     corporations, whether or not the Corporation shall be the surviving corporation, or the spin-off of the stock of a
     corporation   previously  controlled  by   the   Corporation
     ("Controlled Corporation"), or a recapitalization of the Corporation shall have no effect upon the rights and duties of the parties hereto. In the event of any such merger, consolidation, spin-off or recapitalization, this Agreement shall apply in all particulars to all shares of capital stock of any surviving corporation, or in the case of a spin-off, to the shares of capital stock of the Controlled
     Corporation acquired by the Stockholders in connection therewith, and all references to the Corporation herein shall apply to any surviving corporation or Controlled Corporation.

9. Amendment and Termination. This Agreement shall terminate or may be amended at any time upon the affirmative vote of Stockholders holding seventy-five percent (75%) of the Stock subject to this Agreement or upon the bankruptcy or receivership of the Corporation, or upon the dissolution of the Corporation for purposes of terminating the business operated by the Corporation. Upon termination of this Agreement with respect to all of the Stock, the Secretary of the Corporation shall, upon tender of the Certificates representing the Stock, cause to be issued new certificates without the legend provided in Section 7.

10. Specific Enforcement. The parties hereto hereby declare that it is impossible to measure in money the damages which will accrue to a party hereto or to his heirs, personal representatives, or assigns by reason of a failure to perform any of the obligations under this Agreement and agree that the terms of this Agreement shall be specifically enforceable. If any party hereto or his heirs, personal representatives or assigns institutes any action or proceeding to specifically enforce the provisions hereof, any person against whom such action or proceeding is brought hereby waives the claim or defense therein that such party or such personal representative has an adequate remedy at law, and such person shall not urge in any such action or proceeding the claim or defense that such remedy at law exists.

11.  Original   Agreement.   The  provisions  of   the   Original
     Agreement,  and  the parties' rights and duties  thereunder,
     are   superseded  by  the  terms  and  provisions  of   this
     Agreement.

12.  General.

          12.1 Notices. All notices, offers, acceptances, requests and other communications hereunder shall be in writing and shall be sufficient if delivered personally or if mailed by registered or certified mail, postage prepaid, return receipt requested, to the Stockholders at the addresses on Exhibit A, or at such other addresses as the parties hereto may designate to the others in writing. All notices shall be deemed received when delivered personally or, if mailed, within three (3) business days after being mailed.

          12.2 Integrated Agreement. This Agreement constitutes the entire agreement among the parties and supersedes all prior agreements and understandings among the parties relating to the subject matter hereof. All exhibits attached hereto are hereby incorporated herein and made a part of this Agreement. This instrument is not intended to have any legal effect whatsoever, or to be a legally binding agreement, or any evidence thereof, until it has been signed by all parties.

          12.3 Invalidity. If any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the remaining provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision or provisions had never been contained herein.

          12.4 Binding Effect. This Agreement shall be binding upon the Stockholders, their respective heirs, successors, assigns, transferees and legal representatives, and shall also be binding upon any person to whom any Stock is transferred in violation of this Agreement.

          12.5 Counterpart Execution. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

          12.6 Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Oklahoma.

          12.7  Section Headings.  Section headings contained  in
          this  Agreement  are for reference purposes  only,  and
          shall   not   affect  in  any  way   the   meaning   or
          interpretation of this Agreement.

          12.8 Number and Gender. Whenever herein a word is used in the singular, the same shall include the plural where appropriate, and words of one gender shall include the other gender where appropriate.

          12.9 Attorneys' Fees. In any action brought by any party hereto to enforce the obligations of any other party hereto, the prevailing party shall be entitled to collect such party's reasonable attorneys' fees, court costs and expenses in such action.

IN  WITNESS WHEREOF, the parties hereto have executed this  First
Amended and Restated Stockholders' Agreement as of the day and year first above written.

"REPRESENTATIVE"

_______________________________________
REBECCA P. CASEY
CHAIRMAN OF THE BOARD

"STOCKHOLDERS"

______________________________________
REBECCA POWELL CASEY


_______________________________________
MICHAEL T. CASEY


                                   REBECCA   POWELL   CASEY,   as
                                   Custodian   for  Meredith   M.
                                   Casey, Under the Texas Uniform
                                   Gifts to Minors Act



                                   REBECCA   POWELL   CASEY,   as
                                   Custodian   for   Lindsey   M.
                                   Casey, Under the Texas Uniform
                                   Gifts to Minors Act



                                   REBECCA POWELL CASEY, as
                                   Custodian for Bryan A. Casey,
                                   Under the Texas Uniform Gifts
                                   to Minors Act




                                   MICHAEL T. CASEY, as Trustee
                                   of the H. Rainey Powell and
                                   Mary U. Powell 1997
                                   Irrevocable Trust

                                   HAROLD G. POWELL



                                   H. RAINEY POWELL



                                   MARY U. POWELL



                                   H. RAINEY POWELL, as Custodian
                                   for Elizabeth M. Powell, Under
                                   the Oklahoma Uniform Transfers
                                   to Minors Act




                                   H. RAINEY POWELL, as Custodian
                                   for  Alex M. Powell, Under the
                                   Oklahoma Uniform Transfers  to
                                   Minors Act



                                   LISA POWELL HUNT



                                   CLAY M. HUNT


                                   LISA POWELL HUNT, as Custodian
                                   for  Miles M. Hunt, under  the
                                   Texas  Uniform Gifts to Minors
                                   Act

                                   LISA POWELL HUNT, as Custodian
                                   for Patrick M. Hunt, under the
                                   Texas  Uniform Gifts to Minors
                                   Act



                                   LISA POWELL HUNT, as Custodian
                                   for   Hayden  Elizabeth  Hunt,
                                   under  the Texas Uniform Gifts
                                   to Minors Act
                                   SECURITY NATIONAL BANK & TRUST
                                   COMPANY OF NORMAN, Trustee  of
                                   the  Elizabeth M. Powell Trust
                                   A


                              By:
                              Title:




                                   SECURITY NATIONAL BANK & TRUST
                                   COMPANY OF NORMAN, Trustee  of
                                   the  Elizabeth M. Powell Trust
                                   B


                              By:
                              Title:








                            EXHIBIT A
                               to
                      HAROLD'S STORES, INC.
                   FIRST AMENDED AND RESTATED
                     STOCKHOLDERS' AGREEMENT
                      As of April 30, 1998


           STOCKHOLDERS AND STOCK SUBJECT TO AGREEMENT


Stockholder and Address                                    Stock

Harold G. Powell                                          146,524
2516 Walnut Road
Norman, OK   73072

Rebecca Powell Casey                                      655,892
4230 McFarlin
Dallas, TX   75205

H. Rainey Powell                                          393,480
1926 Pin Oak Circle
Norman, OK   73072

Lisa Powell Hunt                                          301,097
3940 Marquette
Dallas, TX   75225

Michael T. Casey                                          321,432
4230 McFarlin
Dallas, TX   75205

Mary U. Powell                                             66,875
1926 Pin Oak Circle
Norman, OK   73072

Clay M. Hunt                                               35,041
3940 Marquette
Dallas, TX   75225




Stockholder and Address                                     Stock

The   Security  National  Bank  and                          90,298
Trust  Company  of   Norman,
Trustee of Elizabeth M. Powell Trust A
200 East Main Street
P.O. Drawer 900
Norman, OK   73070
ATTN: Trust Department

The   Security  National  Bank  and                           402,497
Trust  Company  of   Norman,
Trustee of Elizabeth M. Powell Trust B
200 East Main Street
P.O. Drawer 900
Norman, OK   73070
ATTN: Trust Department

Rebecca  Powell  Casey,  as  Custodian                           35,041
for  Meredith  M.  Casey,
under the Texas Uniform Gifts to Minors Act
4320 McFarlin
Dallas, TX   75205

Rebecca  Powell  Casey,  as  Custodian                            35,041
for  Lindsey  M.   Casey,
under the Texas Uniform Gifts to Minors Act
4320 McFarlin
Dallas, TX   75205

Rebecca   Powell  Casey,  as  Custodian                           35,041
for  Bryan   A.   Casey,
under the Texas Uniform Gifts to Minors Act
4320 McFarlin
Dallas, TX   75205

H.   Rainey  Powell,  as  Custodian                                36,091
for  Elizabeth  M.   Powell,
under the Oklahoma Uniform Transfers to Minors Act
1926 Pin Oak Circle
Norman, OK   73072

H.   Rainey   Powell,   as  Custodian                               36,091
for   Alex   M.   Powell,
under the Oklahoma Uniform Transfers to Minors Act
1926 Pin Oak Circle
Norman, OK   73072

Lisa   Powell   Hunt,   as   Custodian                            35,041
for   Miles   M.   Hunt,
under the Texas Uniform Gifts to Minors Act
3940 Marquette
Dallas, TX   75225

Lisa   Powell   Hunt,   as  Custodian                              35,041
for   Patrick   M.   Hunt,
under the Texas Uniform Gifts to Minors Act
3940 Marquette
Dallas, TX   75225

Lisa  Powell  Hunt,  as  Custodian  for                            15,574
Hayden  Elizabeth  Hunt,
under the Texas Uniform Gifts to Minors Act
3940 Marquette
Dallas, TX   75225

Michael T. Casey,   Trustee                                        42,000
of H. Rainey and Mary U. Powell
Family 1997 Irrevocable Trust
765 Asp
Norman, OK  73069


                         LEASE AGREEMENT
                       (MAPLE STREET DBO)

         THIS  AMENDED AND RESTATED LEASE AGREEMENT is  made  and
entered into this 30 day of June, 1998, by and between 329 PARTNERS-II LIMITED PARTNERSHIP, an Oklahoma Limited Partnership, hereinafter called "Landlord," and HAROLD'S DBO, INC., hereinafter called "Tenant."
                            ARTICLE I

                            PREMISES

         1.1 Agreement to Lease. In consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant to be observed and performed, the Landlord demises and leases to the Tenant, and Tenant rents from Landlord, the following described real property situated in Dallas County, Texas, described on Exhibit "A" (the "Premises"). As is shown by the architect's drawing attached, as Exhibit "B," the Premises contains 50,356 square feet.

                           ARTICLE II

                              TERM

         2.1 Term of Lease. The term of this lease shall be for twelve (12) years, beginning thirty (30) days after the completion of the Landlord's Work or on the date Tenant first occupies the Premises, as an office, whichever first occurs (the "Commencement Date"), and terminating twelve (12) years thereafter (the "Expiration Date"), unless sooner terminated as herein provided.

                           ARTICLE III

                              RENT

         3.1   Base Rent.  Tenant shall pay Landlord as base rent
("Base Rent") for the Premises annually, without setoff or deduction, and without any prior demand therefor, the following:

        Month 1 through 36               $453,204.00
        Month 37 through 77              $478,382.00
        Month 73 through 108             $503,560.00
        Month 107 through 144                $528,738.00

which said sums shall be payable in advance in equal monthly installments on the first day of each and every month during the lease term, the first of such monthly installments to be due and payable on the Commencement Date.
          3.2 Late Charges. If Tenant fails to make any installment of Base Rent, or any other sum due Landlord hereunder, within ten (10) days after such amount is due, then the Landlord may make or assess a late charge of three percent (3%) of the amount of each delinquent payment. Any assessment of late charges by Landlord shall be considered for all purposes as Additional Rent under the terms of this Lease, and shall be added to and payable with the next maturing monthly rental installment following such assessment. Assessment by Landlord of a late charge as herein provided shall be without prejudice to any remedies provided by law or under the provisions hereof. No assessment, payment or acceptance of a late charge shall operate as a waiver or estoppel of the right of Landlord to declare a default hereunder, or to pursue any default remedies provided by this Lease or by law. Such late charge shall be earned from the day after the due date to the date paid.

                           ARTICLE IV

                      CONDITION OF PREMISES

         4.1 Tenant's Acceptance of Premises. Neither Landlord nor Landlord's agents have made any representations with respect to the Premises or the land upon which it is erected, except as expressly set forth herein, and no rights, easements or licenses are acquired by Tenant by implication or otherwise, except as expressly set forth in the provisions of this agreement. The taking of possession of the Premises by Tenant shall be conclusive evidence that Tenant accepts the Premises and that the Premises were in good condition at the time possession was taken. In no event shall Landlord be liable for any defects in the Premises or for any limitation on its use. Landlord shall not be responsible for any latent defect in the Premises, and the rent hereunder shall in no case be withheld or diminished on account of any defect in the Premises, any change in the condition thereof, any damage occurring thereto, or the existence with respect thereto of any violations of laws or regulations of any governmental authority.

         4.2 Landlord's Title. Landlord is leasing the Premises and has the right to enter into this Lease, and the Premises are accepted by Tenant subject to, and Tenant agrees to abide by, all and singular, the easements, restrictions, covenants, reservations, mineral reservations and other matters affecting title to the Premises.

                            ARTICLE V

             ALTERATIONS, ADDITIONS AND IMPROVEMENTS

         5.1 Landlord's Work. Prior to the Commencement Date, Landlord shall remodel the Premises for Tenant's occupancy in accordance with Plans and Specifications prepared by The McKinney Partnership Architects which will include, but not be limited to, the items described on Exhibit "C" to this Lease (the "Landlord's Work"). Those matters listed on Exhibit "C," as not provided by the Landlord, shall be installed by Tenant at its sole cost and expense.

         5.2 Improvements by Tenant. Except as provided on Exhibit "C" or the Plans and Specifications referenced in Section 5.1, Tenant shall not make or allow to be made any alterations or physical additions in or to the Premises without first having obtained the written consent of Landlord. At such time as Tenant requests such consent of Landlord, Tenant shall submit plans and specifications for such alterations or additions, and comply with any and all reasonable requirements of Landlord. Tenant may remove "removable trade fixtures," provided (1) any such removal is made prior to the termination of this agreement; (2) Tenant is not in default of any of the obligations or covenants hereunder; and (3) such removal may be effected without damages to the Premises, and Tenant promptly repairs all damage caused by such removal at its sole expense. All trade fixtures, merchandise, equipment and signs of every description which are not removable or not removed in accordance with the preceding, and any alterations or additions to the Premises shall become the property of Landlord, and shall remain upon and be surrendered with the Premises as part thereof at the termination of this Lease. Tenant hereby waives all rights to any payment or compensation therefor. Removable trade fixtures shall include signs, tables, chairs, desks, wall brackets, shelves, mirrors and business machines (provided same are not permanently attached), but shall not include ducts, conduits, wiring, pipes, paneling, wall covering or floor covering or permanently attached fixtures which cannot be removed without damage to the Premises. Upon termination of this agreement, Tenant will, at its sole cost and expense, if requested by Landlord, remove any and all alterations, additions, fixtures, equipment and property installed by Tenant in the Premises and restore the Premises to the condition thereof at the time of tender of possession of the Premises, ordinary wear and tear excepted.

        5.3 Signs. Tenant will not place or suffer to be placed or maintained on any exterior door, wall or window of the Premises any sign, awning or canopy, or advertising matter, or other thing of any kind, and will not place or maintain any decoration, lettering or advertising matter on the glass of any window or door of the Premises without first obtaining Landlord's written approval and consent. Tenant further agrees to maintain such sign, awning, canopy, decoration, lettering, advertising matter or other thing as may be approved in good condition and repair at all times. Tenant, upon vacation of the Premises or the removal or alteration of its sign, for any reason, shall be responsible for the repair, painting and/or replacement of the building surface where the sign is attached.


                           ARTICLE VI

                     REPAIR AND MAINTENANCE

         6.1 Tenant's Maintenance. Tenant shall at all times keep the Premises (including maintenance of exterior entrances, all glass and show window moldings) and all plate glass, partitions, doors, fixtures, plumbing, electrical, and the heating and air conditioning systems, in good order, condition and repair (including repair of damage from burglary or attempted burglary of the Premises and reasonably periodic painting and maintenance of the air conditioning system as required by Landlord). Tenant shall be responsible for all utility repairs in ducts, conduits, pipes and wiring located in, under and above the Premises. Tenant's maintenance responsibilities shall also include maintenance of the parking lot, and Tenant shall keep the sidewalks and parking areas adjoining the Premises free from rubbish, dirt, garbage, snow and ice.

        6.2 Landlord's Option to Make Tenant Repairs. If Tenant refuses or neglects to repair the Premises within thirty (30) days after receipt of Landlord's written demand, Landlord may make such repairs without liability to Tenant for any loss or damage that may accrue to Tenant's merchandise, fixtures or other property, or to Tenant's business by reason thereof, and upon completion thereof, Tenant shall pay Landlord's cost for making such repairs, plus fifteen percent (15%) for overhead, upon presentation of bills therefor, as Additional Rent.

         6.3 Landlord's Maintenance. Landlord shall keep the roof, exterior walls, foundations and building structure of the Premises in a good state of repair; provided, however, if
Landlord is required to make repairs to structural portions by reason of Tenant's negligent act or omission to act, Landlord shall add the cost of such repairs, plus fifteen percent (15%) for overhead, to the rent which shall thereafter become due.

         6.4 Waste and Surrender. Tenant shall not commit or allow any waste or damage to be committed on any portion of the Premises, and upon expiration or sooner termination of the term hereof, Tenant agrees to deliver up the Premises to Landlord in the condition set out above, ordinary wear and tear excepted, and Landlord shall have the right to re-enter and resume possession of the Premises.

         6.5 Surrender of Key. At the expiration of the tenancy hereby created, Tenant shall surrender all keys for the Premises to Landlord at the place then fixed for the payment of rent, and shall inform Landlord of all combinations on locks, safes and vaults, if any, in the Premises. Tenant shall not change locks on the Premises without the prior written consent of the Landlord.

                           ARTICLE VII

                            UTILITIES

         7.1  Tenant Pays All Bills.  Tenant shall pay all  bills
for water, gas, electricity, fuel, light, heat and power furnished to or used by Tenant on or about the Premises, and all disposal or sewage service charges for the Premises, and all telephone bills and other bills incurred by Tenant. Landlord shall have no responsibility for such payments.

                          ARTICLE VIII

                              TAXES

         8.1 Tenant's Responsibility. Tenant shall pay, in addition to the rent specified above, all real estate taxes and special assessments levied upon the Premises by any state, city, school district or federal governmental authority. The payment for real estate taxes shall be made to Landlord on or before December 15 of each year during the lease term, commencing
December 15, 1996. For the final year of the lease term, the amount of the taxes shall be prorated. All other taxes shall be paid directly to the taxing authority on or before their due date. In the event Landlord's lender requires the escrowing of taxes, Tenant agrees to pay the monthly tax escrow to Landlord as Additional Rent.

                           ARTICLE IX

                     INSURANCE AND INDEMNITY

         9.1 Tenant's Liability Insurance Requirements. During the entire lease term, the Tenant shall, at its own expense, maintain adequate liability insurance with a reputable insurance company or companies, with minimum amounts of $1,000,000.00 combined single limit for personal injuries and property damage, to indemnify both Landlord and Tenant against any such claims, demands, losses, damages, liabilities and expenses. Landlord shall be named as an additional insured, and shall be furnished with a certificate of such insurance, which shall bear an endorsement that the same shall not be cancelled except upon not less than thirty (30) days prior written notice to Landlord. Tenant shall also, at its own expense, maintain, during the lease term, insurance covering its furniture, fixtures, equipment, all leasehold improvements, and merchandise in an amount equal to not less than one hundred percent (100%) of the full replacement value thereof, and insuring against fire and all risk perils coverage as provided by a standard all risk coverage endorsement, and the plate glass and all other glass which is the responsibility of the Tenant in the event of breakage from any cause. Tenant shall provide Landlord with copies of the policies of insurance or certificates thereof. If Tenant fails to maintain such insurance, Landlord may maintain the same on behalf of Tenant. Any premiums paid by Landlord shall be deemed Additional Rent and shall be due on the payment date of the next installment of Base Rent hereunder.

         9.2 Tenant's Fire and Extended Coverage Insurance. During the entire lease term, the Tenant shall, at its own expense, maintain a fire and extended coverage insurance policy on the Premises, in an amount and with endorsements required by Landlord's first mortgage lender; provided, however, if there be no first mortgage lender, the coverage shall, at a minimum, insure all structures and improvements for not less than eighty percent (80%) of the full insurable replacement cost value thereof, and shall contain such other endorsements as Landlord may from time to time require.

         9.3 Indemnity. Tenant agrees to indemnify Landlord and save Landlord harmless from and against any and all claims, actions, damages, liability and expense in connection with loss of life, personal injury and/or damage to property arising from or out of any occurrence in, upon or at the Premises, or the occupancy or use by Tenant of the Premises, or any part thereof, if occasioned wholly or in part by any act or omission of Tenant, Tenant's agents, contractors, employees, servants, lessees or concessionaires. In case Landlord shall, without fault on Landlord's part, be made a party to any litigation commenced by or against Tenant, then Tenant shall protect and hold Landlord harmless, and shall pay all costs, expenses and reasonable attorney's fees incurred or paid by Landlord in connection with such litigation.

         9.4 Waiver of Subrogation. As long as their respective insurers so permit, Landlord and Tenant hereby mutually waive their respective rights of recovery against each other for any loss insured by fire, extended coverage and other property insurance policies existing for the benefit of the respective parties. Each party shall apply to their insurers to obtain such waivers. Each party shall obtain any special endorsements, if required by their insurer to evidence compliance with the aforementioned waiver.

                            ARTICLE X

                          CASUALTY LOSS

         10.1 Damage to Premises. If the Premises shall be damaged by fire, the elements, unavoidable accident or other casualty, but are not thereby rendered untenantable in whole or in part, Landlord shall, at Landlord's expense, cause such damage to be repaired, and the rent shall not be abated. If by reason of such occurrence, the Premises shall be rendered untenantable only in part, Landlord shall, at Landlord's expense, cause the damage to be repaired, and the Base Rent meanwhile shall be abated proportionately as to the portion of the Premises rendered untenantable. If the Premises shall be rendered wholly untenantable by reason of such occurrence, the Landlord shall, at Landlord's expense, cause such damage to be repaired, and the Base Rent meanwhile shall abate until the Premises have been restored and rendered tenantable, or Landlord may, at Landlord's election, terminate this Lease and the tenancy hereby created by giving to Tenant, within thirty (30) days following the date of said occurrence, written notice of Landlord's election to do so, and in the event of such termination, rent shall be adjusted as of such date.

                           ARTICLE XI

                SUBORDINATION AND NON-DISTURBANCE

         11.1 Subordination. This Lease shall be subordinate to any mortgage or Deed of Trust that is now or may hereafter be placed upon the Premises, and to any and all advances to be made thereunder, and to the interest thereon, and to all renewals, replacements and extensions thereof; provided that the Mortgagee or holder of the Deed of Trust executes a Non-Disturbance Agreement assuring tenant of its possession of the Premises notwithstanding a default by Landlord on the Mortgage or Deed of Trust, so long as Tenant is not in default under this Lease.






                           ARTICLE XII

                    ASSIGNMENT OR SUBLETTING

         12.1 Prohibitions. Tenant will not assign this Lease, in whole or in part, nor sublet all or any part of the Premises, without the prior written consent of Landlord in each instance, which consent shall not be unreasonably withheld. The consent of Landlord to any assignment or subletting shall not constitute a waiver of the necessity for such consent to any subsequent assignment or subletting. Tenant shall not mortgage, pledge or otherwise encumber its interest in this Lease or the Premises without the prior written consent of Landlord. If this Lease be assigned, or if the Premises or any part thereof be sublet or occupied by anybody other than Tenant, Landlord may collect rent from the assignee, subtenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. Notwithstanding any assignment or sublease, Tenant shall remain fully liable on this Lease, and shall not be released from performing any of the terms, covenants and conditions of this Lease.

         12.2 Landlord's Right to Transfer. Landlord shall have the right to transfer and assign, in whole or in part, Landlord's rights hereunder and in the Premises. In the event of the sale, assignment or transfer by Landlord of Landlord's interest in the Premises, Landlord shall thereupon be released or discharged from all covenants and obligations of Landlord, and Tenant agrees to look solely to such successor in interest of Landlord for performance of such obligations. All covenants and obligations of the Landlord shall run with the land and be binding upon each new owner or successor of the Premises during their period of ownership.

                          ARTICLE XIII

                          CONDEMNATION

         13.1 Award of Damages. If the whole or any part of the Premises shall be taken for any public or quasi-public purpose by any lawful power or authority by the exercise of the right of condemnation or eminent domain, Landlord and Tenant shall be entitled to and shall receive all awards that may be made in any such proceeding for the Premises.

         13.2 Taking of All of Premises. If such proceedings shall result in taking of the whole or substantially all of the Premises, this Lease shall terminate from the date of such taking, and all rent and other sums or charges provided herein to be paid by Tenant shall be apportioned and paid to the date of such taking. If less than substantially all of the Premises shall be taken in such proceedings, this Lease shall terminate only as to the portion of the Premises so taken, and this Lease shall continue for the balance of its term as to the part of the Premises remaining. In the event of a partial taking, the Base Rent to be paid by Tenant after such taking shall be reduced pro rata in proportion to which the space so taken bears to the entire space in the Premises originally demised.
         13.3 Taking of Less Than All of Premises. If less than substantially all of the Premises shall be taken, Landlord shall repair the remaining portion of the Premises so as to restore same as a building complete in itself, but Landlord shall not be obligated to expend thereon more than the sum allowed to Landlord in such condemnation proceeding for damage to the Premises, less expenses incurred by Landlord for such proceeding. Notwithstanding the foregoing, if the expense of such restoration would be greater than the sum allowed Landlord, less expenses in the condemnation proceeding, then Landlord shall have the option, for a period of thirty (30) days after such partial payment, within which to terminate this Lease.

          13.4 Tenant's Damages. Although the damages for diminution in value of the leasehold or fee of the Premises belong to Landlord, Tenant shall have the right to claim and recover from the condemning authority such compensation as may be separately awarded or recoverable by Tenant in Tenant's own right on account of any and all damages to Tenant's business by reason of the condemnation and for or on account of any cost or loss to which Tenant might be put in removing Tenant's merchandise, furniture, fixtures, leasehold improvements and equipment.

                           ARTICLE XIV

                      ACCESS AND EASEMENTS

         14.1 Access. Landlord or Landlord's agents shall have the right to enter the Premises at all times to examine the same, and to show them to prospective purchasers or tenants of the Premises, and to make such repairs, alterations, improvements or additions as Landlord may deem necessary or desirable, and Landlord shall be allowed to take all material into and upon the Premises that may be required therefor, without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no way abate while said repairs, alterations, improvements or additions are being made, by reason of loss or interruption of business of Tenant, or otherwise. During the six (6) months prior to the expiration of the term of this Lease, Landlord may exhibit the Premises to prospective tenants or purchasers, and place upon the Premises the usual notices "For Lease" or "For Sale," which notices Tenant shall permit to remain thereon without molestation. If Tenant shall not be personally present to open and permit an entry into the Premises, at any time, when for any reason an entry therein shall be deemed necessary or permissible, Landlord or Landlord's agents may enter the same by a master key, or may forcibly enter the same, without rendering Landlord or such agents liable therefor, and without in any manner affecting the obligations and covenants of this lease. Nothing herein contained, however, shall be deemed or construed to impose upon Landlord any obligation, responsibility or liability whatsoever, for the care, maintenance or repair of the Premises, or any part thereof, except as otherwise herein specifically provided.

          14.2 Structural Repairs. If an excavation or construction shall be made upon land adjacent to the Premises, or shall be authorized to be made, Tenant grants to the person causing or authorized to cause such excavation or construction, license to enter upon the Premises for the purpose of doing such work as Landlord shall deem necessary to preserve the wall or the building of which the Premises form a part from injury or damage, and to support the same by proper foundations, without any claim for damages or indemnification against Landlord, or diminution or abatement of rent.

                           ARTICLE XV

                        TENANT'S PROPERTY

         15.1 Tenant's Personal Property Taxes. Tenant shall be responsible for and shall pay before delinquency all municipal, county or state taxes assessed during the term of this Lease against any leasehold interest or personal property of any kind, owned by or placed in, upon or about the Premises by the Tenant.

         15.2 Responsibility of Landlord. Landlord shall not be liable for any damage to property of Tenant or of others located on the Premises, nor for the loss of or damage to any property of Tenant or of others by theft or otherwise. Landlord shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow, or leaks from any part of the Premises, or from the pipes, appliances or plumbing works, or from the roof, street or sub-surface, or from any other place, or by dampness, or by any other cause of whatsoever nature. Landlord shall not be liable for any such damage caused by occupants of adjacent property, or the public, or caused by operations in construction of any private, public or quasi-public work. All property of Tenant kept or stored on the Premises shall be so kept or stored at the risk of Tenant only, and Tenant shall hold Landlord harmless from any claims arising out of damage to the same, including subrogation claims by Tenant's insurance carrier, unless such damage shall be caused by the willful act or gross negligence of Landlord.

                           ARTICLE XVI

                         USE OF PREMISES

         16.1 Tenant's Usage. Tenant agrees to use the Premises for a commercial office and such other uses as may be permitted by law. Tenant shall not occupy or use, or permit any portion of the Premises to be occupied or used for any business or purpose which, in Landlord's opinion, is unlawful, disreputable or deemed to be extra hazardous on account of fire, or permit anything to be done which would in any way increase the rate of fire insurance coverage on the Premises and/or its contents.

         16.2 Compliance with Laws, Covenants and Regulations. Tenant shall at all times comply with all laws, ordinances, orders, rules and regulations of governmental agencies having jurisdiction of the Premises, and of all restrictive covenants relating to the use, condition or occupancy of the Premises. In the event such laws mandate alterations to the Premises, Tenant agrees to promptly make such alterations at its sole cost and expense.

         16.3   Concessionaires.  Tenant  shall  not  permit  any
business  to  be  operated  in  or  from  the  Premises  by   any
concessionaire or licensee without prior written consent of Landlord.

                          ARTICLE XVII

                       PEACEFUL ENJOYMENT

         17.1 Covenant of Landlord. Tenant shall, and may peacefully have, hold and enjoy the Premises, subject to the other terms hereof, providing Tenant pays the rentals herein recited and performs Tenant's covenants and agreements herein contained.

                          ARTICLE XVIII

                      DEFAULT AND REMEDIES

         18.1 Tenant's Default. Any of the following, if not cured by Tenant within ten (10) days after written notice to Tenant of their occurrence, shall constitute events of default on the part of Tenant:

                 A.    Failure  of  Tenant  to  pay  Base   Rent,
            Additional Rent, or any other rent or other payment when due;

                B. Failure of Tenant to comply with any covenant or obligation of Tenant hereunder;

                C. Abandonment or vacation of the Premises by Tenant;

                D. The filing of a voluntary or involuntary petition in bankruptcy by or against Tenant, or any guarantor hereof, under the National Bankruptcy Act, or should Tenant, or any guarantor, make an assignment for the benefit of their creditors, or should a trustee, receiver or liquidator of Tenant, or any guarantor hereof, of Tenant's or any guarantor's property hereof, be appointed, or should any governmental authority institute any proceeding for the dissolution of Tenant, or any guarantor hereof, or should Tenant's interest hereunder pass by operation of law or otherwise;

                E. Failure to provide estoppel certificates as requested by Landlord.

         18.2 Remedies. In addition to any other rights and remedies provided in this Lease or by applicable law or equity, on the occurrence of any event of default and after expiration of any cure period, Landlord will have the following remedies, all of which may be exercised without any further notice or demand on
Tenant:

                (A) Past Due Rent. Landlord may collect from Tenant all past due rent, including interest thereon at twelve percent (12%) per annum and late charges, and all other reasonable damages caused by Tenant's default.

                (B) Termination. Landlord may terminate this Lease, in which event Tenant will immediately surrender the Premises to Landlord, but if Tenant fails to do so, Landlord may, without notice and without prejudice to any other remedy Landlord might have, enter and take possession of the Premises and remove Tenant, anyone claiming under Tenant, and any property therefrom without being subject to any claim for damages therefor. Tenant shall be obligated to pay to Landlord all costs reasonably incurred by Landlord in any such action, including the costs of taking possession of and repairing any damage to the Premises, and all other reasonable damages caused by Tenant's default. After default, this Lease may be terminated only by written notice from Landlord, and no other action or inaction by Landlord after default shall constitute a termination of this Lease.

                (C) Reletting. If Landlord does not terminate this Lease, then Landlord may, at its option, reenter and remove any persons or property therein, forcibly if necessary, without being guilty of trespass and without the same constituting a termination of this Lease, and may relet the Premises or any part thereof for the benefit of Tenant, in which event Tenant shall pay Landlord all reasonable costs incurred by Landlord in taking such action, including, without limitation, the costs of taking possession of and repairing the Premises, the reasonable cost of preparing the same for reletting, attorneys' fees, brokerage commissions, and all other damages caused by Tenant's default. Tenant shall remain obligated to Landlord for the difference between any rent received by Landlord as a result of such reletting and the rent and other sums for which Lessee is obligated hereunder. In the event any such reletting results in payment of rent thereunder to Landlord in excess of the rent for which Tenant is obligated hereunder, Landlord shall be entitled to retain such excess.

         18.3 Landlord's Right to Cure. Should Tenant be in default hereunder, Landlord may cure any such default on behalf of Tenant, in which event Tenant shall reimburse Landlord for all sums paid to effect compliance, together with interest at the rate of eighteen percent (18%) per annum, from and after the date of such expenditure, which shall be Additional Rent due hereunder.

         18.4 Landlord's Default. If Landlord fails to perform any of Landlord's covenants hereunder, Landlord shall not be in default unless: (1) Tenant gives Landlord written notice thereof, setting forth in reasonable detail the nature and extent of such failure, and (2) if such failure by Landlord is not cured or attempted to be cured within thirty (30) days following the delivery of such notice. If such failure cannot be reasonably cured within thirty (30) days, the length of such period shall be extended for a period reasonably required therefor if Landlord commences curing such failure within the thirty (30) day period and continues the curing thereof with reasonable diligence and continuity.


                           ARTICLE XIX

                       OPTION TO PURCHASE

         19.1 Terms of Option. So long as Lessee shall not be in default hereunder, Lessee shall have the option to purchase the Premises for the greater of (i) the Cost Basis at the time of the exercise of the option or (ii) ninety percent (90%) of the Appraised Value of the Premises at the time of the exercise of the option. For the purposes hereof, "Cost Basis" shall be the sum of all funds expended by Landlord in the acquisition, remodeling, maintenance and financing of the Premises with interest on all funds expended at the national prime rate published by The Wall Street Journal from the date expended. Landlord shall furnish Tenant with a statement of the Cost Basis within thirty (30) days after receipt of a written request. For the purposes hereof, "Appriased Value" shall mean the average of two (2) MAI appraisals obtained by Landlord and Tenant within ninety (90) days after Tenant notifies Landlord of its exercise of the option. If Landlord and Tenant cannot agree on the two
(2) MAI appraisers, each of them, shall appoint one (1). Cost of the appraisals shall be shared equally.

         19.2 Means of Exercise of Option and Closing. In order to exercise this option, Tenant shall give Landlord written notice during the term of the Lease. In the event the option is exercised, closing shall take place at a title company in Dallas, Texas, selected by Landlord. At closing Landlord shall convey title to Lessee by General Warranty Deed, subject only to those encumbrances listed as exceptions in the Title Policy No. 009325 issued by First American Title Insurance Company; provided, however, that all Mortgages or Deeds of Trust placed on the Premises by Landlord shall be paid off and released at closing, unless Tenant and the lender agree upon an assumption by Tenant, in which event the amount of the loan will be deducted from the purchase price. Landlord shall cause a new owner's title insurance policy to be issued to Tenant at closing. The costs of closing shall be allocated between the parties in accordance with the customary allocation of such costs between buyer and seller in similar transactions in Dallas, Texas.


                           ARTICLE XX

                    MISCELLANEOUS PROVISIONS

         20.1 Amendment. This agreement may not be altered, changed or amended, except by instrument in writing, signed by all parties hereto.

         20.2 Non-Waiver. Failure of Landlord to declare any default immediately upon the occurrence thereof, or delay in taking any action in connection therewith, or acceptance of rental after same is due, shall not waive such default, but Landlord shall have the right to declare any such default at any time, and to take such action as may be lawful or authorized hereunder, either at law or in equity.

         20.3 Force Majeure. Neither Landlord nor tenant shall be required to perform any term, condition or covenant in this Lease so long as such performance is delayed or prevented by force majeure, which shall mean acts of God, strikes, lock outs, material or labor shortages, or restrictions by government authorities and other causes which are not reasonably within the control of either Landlord or Tenant, and which, by the exercise of due diligence, Landlord or Tenant would be unable, wholly or in part, to prevent or overcome. Provided, however, this provision shall not apply to Tenant's obligation to pay Base Rent and Additional Rent.

         20.4 Interpretation. As used herein, the masculine or neuter genders shall be deemed to include all genders and singular, the plural, and vice versa, except where any such construction would be unreasonable. This Lease shall be construed under and in accordance with the laws of the State of Texas, and all obligations of the parties hereunder are performable in Dallas County, Texas. The paragraph headings are inserted for convenience only, and shall not in any way vary the provisions they identify. If any provision of this Lease or any application thereof shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remaining provisions hereof and other applications thereof, shall not in any way be affected or impaired thereby.

          20.5   Covenants.   All  agreements,  obligations   and
undertakings of the parties shall be deemed to be covenants, whether or not so denominated.

         20.6 Notices. Except as may be otherwise specifically provided herein, all notices required or permitted hereunder shall be in writing, and shall be deemed to be delivered when delivered personally, or when deposited with the United States Postal Service, postage prepaid, registered or certified mail, return receipt requested, addressed to the parties at the respective addresses set forth hereunder, or at such other address as may have been theretofore specified by written notice delivered in accordance herewith.

         20.7 Limitation of Landlord Liability. Any provisions hereof to the contrary notwithstanding, Tenant hereby agrees that no personal or partnership liability of any kind or character whatsoever now attaches or at any time hereafter, under any condition, shall attach to Landlord for payment of any amounts payable under this agreement, or for the performance of any obligations hereunder. The exclusive remedies of Tenant for the failure of Landlord to perform any of its obligations under this Lease shall be to proceed against the interest of Landlord in and to the Premises.

         20.8 Attorney's Fees. In the event Tenant defaults in the performance of any of the terms, covenants, agreements or conditions contained in this Lease and Landlord places the enforcement of this Lease, or any part thereof, or the collection of any rent due, or which may become due hereunder, or recovery of the possession of the Premises, in the hands of an attorney, or files suit upon same, Tenant agrees to pay to Landlord a reasonable attorney's fee which is incurred by Landlord in such enforcement, collection or recovery of possession.

         20.9 Holding Over. In the event of holding over by Tenant after the expiration or termination of this agreement without the express written consent of Landlord, the Base Rent shall be doubled for the entire holdover period. No holding over by Tenant after the term of this Lease shall operate to extend this Lease; and in the event of any unauthorized holding over, Tenant shall indemnify Landlord from and against all claims for damages by any other tenant to whom Landlord may have leased all or any portion of the Premises, effective upon the termination of this Lease. Any holding over with the consent of Landlord in writing shall thereafter constitute this Lease a lease from month to month.

        20.10 Entire Agreement. This instrument constitutes the entire agreement of the parties. It supersedes any and all other agreements, either oral or in writing, between the parties hereto. Each party to this Lease acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement or promise not contained in this Lease shall be valid or binding. This Lease may not be modified or amended by oral agreement, but only by an agreement in writing, signed by the parties hereto.

         20.11 Recording. This Lease may not be recorded by either party, but at the request of either party, Landlord and Tenant shall execute a short form memorandum of this Lease, which may be recorded for all purposes.

          20.12 Indemnity. Tenant shall indemnify Landlord against all liabilities, expenses and losses incurred by Landlord as a result of: (1) failure by Tenant to perform any covenant required hereunder; (2) any accident, injury or damage which shall happen in or about the Premises; (3) failure to comply with any requirement of any governmental authority; and (4) any mechanic's lien or security agreement filed against the Premises, any equipment therein, or any materials used in the construction or alteration of the Premises. Landlord shall not be liable for injury or damage to any person or property occurring on the Premises unless caused by or resulting from the negligence of Landlord.

         20.13 Estoppel Certificates. At any time and from time to time within twenty (20) days after Landlord shall request the same, Tenant will execute, acknowledge and deliver to Landlord or any party as may be designated by Landlord, a certificate in a reasonably acceptable form, with respect to the matters required by such party, and such other matters relating to this Lease or the status or performance of obligations of the parties hereunder as may be reasonably requested by Landlord. If Tenant fails to provide such certificate within twenty (20) days after request by Landlord, Tenant shall be deemed to have approved the contents of any such certificate submitted to Tenant by Landlord, and Landlord is hereby authorized to so certify.

         20.14 Binding Effect. This Lease shall be binding upon and inure to the benefit of the parties hereto, their respective successors, permitted assigns, heirs and legal representatives, as the case may be.

        EXECUTED as of the day and year first above written.

                             "LANDLORD"                       329
                                 PARTNERS-II              LIMITED
                                 PARTNERSHIP,     an     Oklahoma
                                 Limited Partnership

                                                              By:
                                 329  HOLDING  LLC,  an  Oklahoma
                                 Limited Liability Company



By:_________________________________________
                                   H. Rainey Powell, CEO-Manager
                                   Address:  765 Asp Avenue
                                             Norman, OK   73069



"TENANT"                                                 HAROLD'S
                               DBO, INC.


                                                              By:
_________________________________________
                              REBECCA P. CASEY, PRESIDENT
                                   Address:  5919 Maple Avenue
                                             Dallas, TX  75235


                         ACKNOWLEDGMENT


STATE OF OKLAHOMA   )
                         )  ss:
COUNTY OF CLEVELAND )

           The foregoing instrument was acknowledged before me this 30th day of June, 1998, by H. RAINEY POWELL, CEO-Manager of 329 HOLDING LLC, an Oklahoma Limited Liability Company, on behalf of 329 PARTNERS-II LIMITED PARTNERSHIP, an Oklahoma Limited Partnership.


                                             Notary Public
My commission expires:






STATE OF OKLAHOMA   )
                         )  ss:
COUNTY OF CLEVELAND )

           The foregoing instrument was acknowledged before me this 30th day of June, 1998, by REBECCA P. CASEY, President of
HAROLD'S DBO, INC., a Texas Corporation, on behalf of said corporation.



                                             Notary Public
                                             State of Oklahoma

My commission expires:



                            EXHIBIT A
                               to
                         LEASE AGREEMENT




                  LEGAL DESCRIPTION OF PREMISES