Form 10-Q
period 1998-10-31
HAROLDS STORES INC
filed 1998-12-15
CIK 818682

1
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549
                   __________________________

                           FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




     For the quarterly period ended                Commission File No. 1-
            October 31, 1998                                10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405)329-4045
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

As of December 10, 1998, the registrant had 6,073,958 shares of Common Stock outstanding.

              Harold's Stores, Inc. & Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
              For the Period Ended October 31, 1998

Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

      Consolidated  Balance  Sheets  -  October  31,   1998
      (unaudited) and January 31, 1998                                   3

          Consolidated Statements of Earnings -
               Thirteen Weeks and Thirty-nine Weeks ended October
          31, 1998 (unaudited)and November 1, 1997 (unaudited)           5

          Consolidated Statements of Stockholders' Equity -
           Thirty-nine  Weeks ended October 31, 1998  (unaudited)
           and November 1, 1997 (unaudited)                              6

          Consolidated Statements of Cash Flows -
           Thirty-nine  Weeks ended October 31, 1998  (unaudited)
           and November 1, 1997 (unaudited)                              7

          Notes to Interim Consolidated Financial Statements             8

               Item  2.Management's Discussion  and  Analysis  of
               Financial Condition and Results of Operations             9

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         13

     Item 6.   Exhibits and Reports on Form 8-K                          13

     Signature                                                           14
             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              October 31,    January 31,
                                                     1998           1998
                                               (unaudited)
 Current Assets:

    Cash                                         $  2,610            130

    Trade accounts receivable, less
      allowance for doubtful account of             6,850          5,822
      $239 in 1999 & $222 in 1998
    Other accounts receivable                         639            886
    Merchandise inventories                        31,172         31,440
    Prepaid expenses                                2,705          2,688
    Prepaid income tax                                 71            961
    Deferred income taxes
                                                    1,154          1,154

    Total current assets                           45,201         43,081

 Property and equipment, at cost                   30,636         28,533
 Less accumulated depreciation and
 amortization                                     (11,242)      (10,197)

    Net property and equipment                     19,394         18,336


 Other receivables, non current                     1,873          2,084
 Other assets                                         590            428


    Total assets                                 $ 67,058         63,929





             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                                October 31,     January 31,
                                                    1998           1998
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt               $513          734

    Accounts payable                                  5,272        4,789
    Redeemable gift certificates                        561          916
    Accrued bonuses and payroll expenses              2,260          953
    Accrued rent expense                                196          259



           Total current liabilities                  8,802        7,651


 Long-term debt, net of current maturities           19,958       19,708
 Deferred income taxes                                  104          104



 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none                  -            -
       issued Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
 6,073,958 in October and 6,044,105 in January           61           60

     Treasury stock, 90 shares at cost                  (1)            -
     Additional paid-in capital                      34,162       33,947
     Retained earnings                                3,972        2,459


       Total stockholders' equity                    38,194       36,466



       Total liabilities and stockholders'       $  67,058        63,929
       equity

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)


                                   13 Weeks Ended           39 Weeks Ended
                               October 31, November 1,    October  November 1,
                                     1998        1997    31, 1998      1997
                                                 (Unaudited)


 Sales                          $  32,220       31,979     93,475       87,214


 Costs and expenses:
  Cost of goods sold
  (including occupancy and
   central buying expenses,        20,835       22,440     61,378       59,696
   exclusive of items
   shown separately below)

     Selling, general and           8,862        8,068     26,067       24,684
     administrative expenses

     Depreciation and                 974          884      2,835        2,603
     amortization

     Interest expense                 200          314        623          708


                                   30,871       31,706     90,903       87,691


 Earnings (loss) before income
 taxes and cumulative effect        1,349          273      2,572        (477)
 of change in accounting
 principle

    Provision for income taxes       520          109      1,009        (191)

 Earnings (loss) before
 cumulative effect of change
 in accounting principle             829          164      1,563        (286)

 Cumulative effect of change
 in accounting principle              -            -         50            -
 Net earnings  (loss)            $   829          164      1,513        (286)


 Net earnings (loss) per
 common share before
 cumulative effect of change
 in accounting principle:
    Basic and diluted           $  0.14         0.03       0.26       (0.05)

 Net earnings (loss) per
 common share:
    Basic and diluted          $   0.14         0.03       0.25       (0.05)

 Weighted average number of
 common shares (Basic)        6,072,909    6,027,341  6,062,572    6,014,968


             HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)


                                              39 Weeks Ended
                                         October 31,       November 1,
                                                1998           1997
                                               (Unaudited)


 Common stock:

    Balance, beginning of period          $  60                57


    Employee Stock Purchase Plan              1                 -

    Balance, end of period                $  61                57


 Treasury Stock:

     Balance, beginning of period              -               -

     Employee Stock Purchase Plan             (1)              -

     Balance, end of period               $   (1)              -


 Additional paid-in capital:

    Balance, beginning of period          $ 33,947          31,548


    Employee Stock Purchase Plan              215              310

    Balance, end of period                $  34,162         31,858


 Retained earnings:

    Balance, beginning of period          $    2,459       4,430


    Net earnings (loss)                        1,513        (286)

    Balance, end of period                $    3,972        4,144











             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                              39 Weeks Ended
                                           October       November 1,
                                           31, 1998          1997
                                                   (Unaudited)
 Cash flows from operating activities:
 Net earnings (loss)                       $ 1,513           (286)

 Adjustments to reconcile net earnings
 (loss) to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization            2,835           2,603
    Loss (gain) on sale of assets             10              (2)

    Shares issued under employee              215             310
 incentive plan
    Changes in assets and liabilities:
       Increase in trade and other
       accounts receivable                  (907)          (1,218)

       Decrease (increase) in
         merchandise inventories              268          (8,599)

       Decrease (increase) in other            (162)         664
         assets
       Increase in prepaid expenses             (17)       (485)
       Decrease (increase) in prepaid            890        (751)
         income tax
       Increase in accounts payable              483          3,541

       Decrease in income taxes payable            -          (942)
       Increase (decrease) in accrued
         expenses                                 889        (832)

 Net cash  provided by (used in)
 operating activities                           6,017      (5,997)

 Cash flows from investing activities:
    Acquisition of property and              (3,951)     (3,392)
      equipment
    Proceeds from disposal of property
    and equipment                                 48           9

    Payment of principal on term loan to
    others                                        337          51

 Net cash used in investing activities         (3,566)     (3,332)

 Cash flows from financing activities:
    Advances on revolving line of credit      34,030      34,072
    Payments on revolving line of credit    (32,732)    (26,010)
    Borrowings of long-term debt                   -       1,024
    Payments of long-term debt               (1,269)       (174)

 Net cash provided by financing
 activities                                     29          8,912

 Increase (decrease) in cash and cash
    equivalents                                2,480        (417)
 Cash and cash equivalents at beginning
 of period                                       130         433
 Cash and cash equivalents at end of
 period                                     $  2,610          16



             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              October 31, 1998 and November 1, 1997
                           (Unaudited)

1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 31, 1998 and the results of its operations and cash flows for the thirteen-week and thirty-nine week periods ended October 31, 1998 and November 1, 1997. The results of operations for the thirteen- week and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

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

4.   Net Earnings Per Common Share

      Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period restated for the five percent stock dividend in fiscal
1998.    Diluted  earnings  per  share  reflect  the  potential
dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Options to purchase 598,096 shares of common stock at prices ranging from $6.38 to $16.71 per share were outstanding during 1998, but were not included in the computation of earnings per share because the options exercise price was greater than the average market price of common shares.


                                13 Weeks   13 Weeks    39 Weeks    39 Weeks
                                 ended       ended       ended       ended
                                October   November 1,   October   November 1,
                                31, 1998     1997      31, 1998      1997
                               (Amounts in thousands, except per share data)

Net earnings (loss)
applicable to common shares,
basic and diluted                $  829     $    164     $ 1,513    $  286

Weighted average number of
common shares outstanding -       6,073       6,027      6,063        6,015
basic

Dilutive effect of potential
common shares issuable upon
exercise of employee stock
options                              2           9          5           31

Weighted average number of
common shares outstanding -
diluted                             6,075       6,036      6,068        6,046

Net earnings (loss) per
common share:
     Basic and Diluted          $    0.14       $0.03     $ 0.25     $(0.05)



5.   Adoption of New Accounting Pronouncement

     The Company elected early adoption of The American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle. Had the Company not elected early adoption of SOP 98-5, net earnings for the thirty-nine week period ended October 31, 1998 would have increased by $34,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                                13 Weeks Ended           39 Weeks Ended
                           October     November     October 31,   November
                           31, 1998    1, 1997      1998          1, 1997


 Sales                       100.0%     100.0%       100.0%          100.0%


 Cost of goods sold
  (including occupancy
  and central buying
  expenses,                  (64.7)         (70.2)      (65.7)         (68.4)
  exclusive of items
  shown separately
  below)

 Selling, general and       (27.5)         (25.2)      (27.9)         (28.3)
 administrative  expenses

 Depreciation and            (3.0)          (2.8)       (3.0)          (3.0)
 amortization

 Interest expense            (0.6)          (0.9)       (0.6)          (0.8)


 Earnings (loss) before
 income taxes and
 cumulative effect of
 change in accounting          4.2            0.9         2.8        (0.5)
 principle

 Provision for income
 taxes                       (1.6)        (0.4)       (1.1)           0.2

 Earnings (loss) before
 cumulative effect of
 accounting principle         2.6           0.5         1.7          (0.3)

 Cumulative effect of
 change in accounting
 principle                        -           -       (0.1)              -

 Net earnings (loss)           2.6%          0.5%       1.6%         (0.3)%

     The following table reflects the sources of the increases in Company sales for the periods indicated.

                          13 Weeks Ended             39 Weeks Ended
                        October   November 1,   October 31,    November 1,
                       31, 1998          1997          1998           1997

 Store sales (000's)   $ 30,491        29,558       86,972          80,183

 Catalog sales
 (000's)                  1,729         2,421          6,503         7,031

 Net sales (000's)     $ 32,220        31,979         93,475        87,214

 Total sales growth        0.8%          8.8%           7.2%         14.3%

 Decrease in
 comparable store
 sales (52 week          (3.5)%        (5.7)%         (2.9)%        (4.5)%
 basis)

 Growth (decrease)
 in catalog sales       (28.6)%         6.0%          (7.5)%         16.9%

 Store locations:
 Existing stores             42          39             41            36

 New stores opened           -             2              1             5

    Total stores at
 end of period               42            41             42            41


      During the thirty-nine weeks ended October 31, 1998, the Company opened one new store location (San Antonio, Texas) and relocated the Galleria mall store in Dallas, Texas to a larger location as compared to the opening of five stores (Memphis, Tennessee; Wichita, Kansas; Columbus, Ohio; Richmond, Virginia and a second store in Birmingham, Alabama) in the same period of the prior year. The opening of new stores and expansion of existing stores contributed to total sales growth for the third quarter and for the thirty-nine weeks ended October 31, 1998. Catalog sales declined during the third quarter and thirty-nine week period of fiscal 1999 as compared to the same period of the prior year as a result of a strategic initiative to reduce the total number of catalogs circulated during the period.

      Comparable stores sales declined during the third quarter and thirty-nine week period of fiscal 1999, as compared to the same periods of fiscal 1998. The Company believes the decline experienced in comparable store sales during the periods was primarily attributable to the opening of a second store in several key markets, including Birmingham, Alabama; Memphis, Tennessee; San Antonio, Texas and Norman, Oklahoma.

     The Company's gross margin was 35.3% for the third quarter of fiscal 1999, as compared to 29.8% in the same period of last year. The gross margin also increased for the thirty-nine week period ended October 31, 1998 to 34.3%, from a level of 31.6% in the same period of last year. The increase in gross margin for both periods can be primarily attributed to improved inventory planning, resulting in lower inventory levels and reduced markdowns.

      Selling, general and administrative expenses (including advertising and catalog production costs) increased 2.3% of sales from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 and declined 0.4% of sales for the thirty-nine weeks ended October 31, 1998 as compared to the same period of the prior year. The third quarter increase was principally the result of increased payroll related expenses, offset some what by a reduction in advertising and catalog production costs. The reduction for the thirty-nine weeks was principally the result of reduced advertising and catalog production cost expenditures. Advertising and catalog production costs were $1,831,000, or 5.7% of sales for the third quarter and $6,006,000, or 6.4% of sales for the thirty-nine weeks ended October 31, 1998, as compared to $2,018,000, or 6.3% of sales in the same quarter last year and $7,220,000, or 8.3% in the same thirty-nine week period of last year.

       The average balance on total outstanding debt was $17,700,000 for the third quarter ended October 31, 1998 compared to $19,300,000 for the third quarter of fiscal 1998. This decrease in average balances resulted principally from reductions in working capital needs. Average interest rates on the Company's line of credit were approximately the same for the quarter ended October 31, 1998 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense.

      The Company's effective income tax rate approximates the prior year and is anticipated to remain consistent.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the thirty-nine weeks ended October 31, 1998, net cash provided by operating activities was $6,017,000 as compared to net cash used in operating activities of $5,997,000 for the same period in fiscal 1998. The significant increase can be attributed to a decrease of $268,000 in the Company's inventories for the thirty-nine weeks ended October 31, 1998 as compared to an increase of $8,599,000 for the same period in fiscal 1998. Management expects the dollar amount of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores with related increases in trade accounts receivable and accounts payable. Period-to-period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the difference in cash flows from operating activities is partially due to the timing of cash disbursements as reflected in an increase in accounts payable of $483,000 compared to an increase in accounts payable of $3,541,000 during the same period in fiscal 1998.

      Cash Flows From Investing Activities. For the thirty-nine weeks ended October 31, 1998, net cash used in investing activities totaled $3,566,000 compared to $3,332,000 for the same period in fiscal 1998. Capital expenditures were invested in new stores, and remodeling and equipment in existing operations.

      Cash Flows From Financing Activities. During the thirty-nine weeks ended October 31, 1998, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $13,162,000 and $17,036,000 for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. During the thirty-nine weeks ended October 31, 1998, this line of credit had a high balance of $16,439,000 and a high balance of $21,500,000 for the thirty-nine weeks ended November 1, 1997. The balance outstanding on October 31, 1998 was $16,334,000 compared to $19,247,000 on November 1, 1997.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                               January    October 31,  November 1,
                              31, 1998           1998         1997

 Working capital (000's)       $35,430        $36,399   $   37,077
 Current ratio                  5.63:1         5.14:1       3.89:1
 Ratio of working capital        .55:1          .54:1        .53:1
 to total assets
 Ratio of total debt to          .56:1          .54:1        .60:1
 stockholders' equity

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

Year 2000

      The  Year  2000 will have a broad impact on the  business
environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its reprogramming will be completed by the end of the first quarter of fiscal 2000. Testing efforts will be substantially concluded by July 31, 1999. Further validation through testing will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to the end of the 1999 calendar year.

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

ITEM 1.   LEGAL PROCEEDINGS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits.   See  Exhibits  Index  immediately
preceding exhibits.

            27.1  Financial Data Schedule.

           (b)   Reports  on  Form 8-K.  The Company  filed  no
reports    on    Form    8-K   during   the    quarter    ended
October 31, 1998.




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



Date: December 15, 1998