Form 10-K
period 1999-01-30
HAROLDS STORES INC
filed 1999-04-26
CIK 818682

33
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-K
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

  For the fiscal year ended January                Commission File No. 1-
              30,  1999                                     10892

                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

     765 Asp Norman, Oklahoma  73069                  (405) 329-4045
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

      At March 15, 1999 the aggregate market value of the Registrant's Common Stock held by non-affiliates was $23,459,666 based on a value of $6.75 per share, the closing price of Common Stock as quoted by the American
Stock Exchange on that date.

      On March 15, 1999 the registrant had 6,073,958 shares of Common
 Stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999 ("Annual Report")
 are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement for the
Annual Meeting of Shareholders to be held June 25, 1999
("Proxy   Statement") are incorporated by reference into
Part III.

              Harold's Stores, Inc. & Subsidiaries
                            Index to
                   Annual Report on Form 10-K
           For the Fiscal Year Ended January 30, 1999

Part I.                                                  Page

     Item  1     Business                                   3

     Item  2.    Properties                                 9

     Item  3.    Legal Proceedings                         10

     Item  4.    Submission of Matters to a Vote of
                 Security Holders                          10

Part II.

     Item   5.   Market for the Registrant's Common
                 Stock and Related Stockholder Matters     10

     Item   6.   Selected Consolidated Financial Data      11

     Item   7.   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                             12

     Item  7a.   Quantitative and Qualitative Disclosure
                 about Market Risk                         16

     Item   8.   Consolidated Financial Statements and
                 Supplementary Data                        17

     Item   9.   Changes in and Disagreements with Accountants
                 on Accounting and Consolidated Financial
                 Disclosure                                17

Part III.

     Item 10.  Directors and Executive Officers of the
               Registrant                                  17

     Item 11.  Executive Compensation                      17

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                       17

     Item 13.  Certain Relationships and Related
               Transactions                                17

Part IV.

     Item 14     Exhibits, Consolidated Financial Statement
                 Schedule and Reports on Form 8-K  17

Signatures                                                 19

                             PART I.

ITEM 1.  BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a 46-store location chain of women's and men's specialty apparel stores in 21 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 20 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the
Company's distinctive women's and men's apparel and accessories. More than 90% of sales consists of the Company's designs controlled by Harold's own stylists and designers and resourced by Harold's buyers from domestic, European and Asian manufacturers. The remainder consists of branded merchandise selected to complement Harold's merchandise presentation. See "Business- Product Development and Sourcing Programs."

      The Company's 46 stores are comprised of 25 full-line women's and men's apparel stores, seven stores which have a product line principally of ladies' apparel with a limited presentation of men's sportswear featuring the Company's Old School Clothing brand, 10 stores featuring women's apparel only and four outlet stores to clear markdowns and slow-moving merchandise, in addition to some merchandise produced specifically for the outlets. In addition to the stores, the Company has a direct response "mail order" catalog business and also sells merchandise online at www.harolds.com. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

      There was a decline in comparable store sales of 1.3% for fiscal 1999, compared to a decline of 5.4% for fiscal 1998. The Company believes that the decrease in comparable store sales for comparable periods is primarily attributable to the opening of second stores in several key markets, including:
Birmingham, Alabama; Norman, Oklahoma; Memphis, Tennessee; Dallas, Houston and San Antonio, Texas; and Washington, DC, as well as the selection of fashion trends that did not sell as well as anticipated for fiscal 1998. The Company's average sales per square foot for stores open during the entire fiscal year were $506 and $529 for fiscal 1999 and fiscal 1998, respectively. The Company believes sales per square foot are higher than industry averages for most similar stores.

      The Company believes that its future success will be achieved by expanding the number of its women's and men's apparel stores and increasing sales momentum at existing stores. The Company is engaged in an aggressive expansion program, adding in the aggregate 10 retail stores during fiscal 1998 and fiscal 1999 and thereby increasing the chain store count by approximately 22%.

      The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. Thus far during fiscal 2000, the Company has opened new stores in Palo Alto, California; Tampa, Florida and Dallas, Texas, and anticipates opening a total of approximately ten stores during the fiscal year.

      The Company operates on a 52-53 week fiscal year which ends on the Saturday closest to January 31. References herein to fiscal 2000, fiscal 1999, fiscal 1998, and fiscal 1997 refer to the fiscal years ended January 29, 2000, January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

Retail Merchandising

      The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, coats, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive and semi-exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In fiscal 1999, women's apparel accounted for approximately 79% of sales as compared to 77% for fiscal 1998.

     The men's apparel product line includes tailored clothing, suits, sportcoats, furnishings, sportswear, and shoes. The style is principally what is known in the apparel trade as "updated traditional," classic styling with a contemporary influence. The young executive and college markets account for a substantial portion of the Company's men's store sales. In fiscal 1999, the Company's proprietary label apparel accounted for more than 90% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In fiscal 1999, men's apparel accounted for approximately 21% of sales as compared to 23% for fiscal 1998.

      The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three fiscal years:

                       Fiscal 1999      Fiscal 1998       Fiscal 1997
                             (Dollar amounts in thousands)


Women's Merchandise
     Sportswear      $91,133    70.5%  $81,408  67.9%    $72,808  67.3%
     Shoes             4,128     3.2     4,827   4.0       5,422   5.0
     Handbags, Belts   6,243     4.8     5,899   4.9       5,777   5.3
      and Accessories

Men's Merchandise
     Suits,
      Sportcoats,
      Slacks
      and Furnishings 11,552    8.9     10,762    9.0       8,815     8.1
     Shoes             1,149    0.9      1,218    1.0       1,067     1.0
     Sportswear and   14,309   11.1     14,894   12.4      13,547    12.5
      Accessories

Other                    710    0.6        911    0.8         821     0.8

         Total:     $129,224  100.0%  $119,919  100.0%   $108,257   100.0%




Company Stores

      The Company's 46 stores range in size from 2,100 to 15,000 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of March 15, 1999, with selected information for each location. Product lines in the table are defined as follows:

   W/M      Stores with the Company's full-line women's
            and men's apparel.
   W/OS     Stores  with  the Company's full-line  women's
            apparel and also featuring the Company's
            "Old School Clothing Company" concept.
   W        Stores featuring women's apparel only.

Metropolitan
   Area       Location        Type of       Product       Square
                              Location      Lines         Footage

Atlanta, GA   Lenox Square    Regional        W/M          6,861
                              Shopping Center
Atlanta, GA   Park Place       Specialty           W     3,413
                             Center
Austin, TX    Arboretum        Specialty         W/OS    4,787
              Market Place     Center
Austin,       8611 N. Mopac    Free Standing      W/M    13,20
TX(2)         Expressway                                     0
Baton         Citiplace        Specialty          W/M    5,200
Rouge, LA     Market Center    Center
Birmingham,   Riverchase       Regional            W     2,713
AL            Galleria         Shopping Center
Birmingham,   The Summit       Specialty          W/M    5,500
AL            Shopping Center  Center
Charlotte,    Shops on the     Specialty           W     4,000
NC            Park             Center
Columbus,     The Mall at      Regional           W/M    6,000
OH            Tuttle Crossing  Shopping Center
Cordova, TN   Wolfchase        Regional           W/M    6,302
   (Memphis   Galleria         Shopping Center
     metro)
Dallas, TX    Dallas Galleria  Regional           W/M    8,079
                             Shopping Center
Dallas, TX    Highland Park    Specialty          W/M    7,503
              Village          Center
Ft. Worth,    University Park  Specialty          W/M    6,000
TX            Village          Center
Germantown,   Saddle Creek     Specialty         W/OS    3,909
TN            South            Center
 (Memphis
  metro)
Greenville,   Greenville Mall  Regional          W/OS    5,076
SC                           Shopping Center
Hillsboro,    Hillsboro        Outlet Mall        W/M    5,160
TX(2)         Outlet Mall

Houston, TX   Highland          Specialty        W/M  6,189
              Village           Center
Houston, TX   Town and          Specialty        W/M  5,883
              Country Village   Center
Jackson, MS   The Rogue         Free Standing     W   2,100
              Compound
Kansas City,  Country Club      Regional          W   4,155
MO            Plaza             Shopping Center
Leawood, KS   Town Center       Regional         W/M  5,000
(Kansas City  Plaza             Shopping Center
metro)
Littleton, CO Park Meadows      Regional         W/M  5,465
(Denver       Mall              Shopping Center
metro)
Louisville,   Mall St.          Regional        W/OS  4,292
KY            Matthews          Shopping Center
Lubbock, TX   8201 Quaker       Specialty        W/M  3,897
              Avenue            Center
McLean, VA    Tyson's           Regional         W/M  5,083
              Galleria          Shopping Center
Nashville, TN The Mall at       Regional         W/M  5,975
              Greenhills        Shopping Center
Norman, OK    Campus Corner     Specialty        W/M  9,050
              Center            Center
Norman, OK(2) 575 S.            Free Standing    W/M  15,421
              University
              Blvd.
Oakbrook, IL  Oakbrook Center   Specialty Center W    4,860
(Chicago
metro)
Oklahoma City, 106 Park Avenue  Street Location  W/M  3,760
OK(1)
Oklahoma City, 50 Penn Place      Specialty        W/M  14,240
OK                                Center
Omaha, NE       One Pacific       Specialty        W     3,272
                Place             Center
Palo Alto, CA   Stanford          Regional         W   4,275
(San Francisco  Shopping Center   Shopping Center
metro)
Phoenix, AZ     Biltmore          Regional        W/OS  5,033
                Fashion Park      Shopping Center
Plano, TX       Park and          Free Standing    W/M  5,525
(Dallas metro)  Preston
Raleigh, NC     Crabtree Valley   Regional         W/M  5,205
                Mall              Shopping Center
Richmond, VA    River Road        Specialty        W/M  5,000
                Shopping Center   Center
Salt Lake City, Trolley Square    Specialty         W   5,716
UT              Center            Center
San Antonio,    Alamo Quarry      Specialty        W/M  5,000
TX              Market            Center
Sealy, TX(2)    Sealy Outlet      Outlet Mall      W/M  9,000
                Center
Skokie, IL      Old Orchard       Specialty         W   5,455
(Chicago Metro) Center            Center
St. Louis, MO   Plaza Frontenac   Regional        W/OS  4,221
                                  Shopping Center
Tampa, FL       Citrus Park       Specialty       W/OS  5,717
                Town Center       Center
Tulsa, OK       Farm Shopping     Specialty        W/M  3,888
                Center            Center
Tulsa, OK       Utica Square      Regional         W/M  4,625
                                  Shopping Center
Wichita, KS     The Bradley       Specialty        W/M  5,500
                Fair Center       Center

     (1)     Store closed on March 26, 1999.
     (2)     Outlet store

      The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). Sales associates are paid a commission against a draw. Commissions range from 7% to 10% based on the type of product sold and the scale of the associate. Store managers are paid a salary plus a performance bonus based on attainment of sales goals and expense control.

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

      The Company's line of leather goods is made by European craftsmen, primarily in Italy. Shoes, belts, handbags, wallets and other leather products are co-designed by the Company's merchandisers and Italian artisans. Italian-made leather goods are marketed under a variety of Company-owned labels and are featured in all of the Company's stores, in its catalog, and on-line at www.harolds.com.

       During fiscal 1995, the Company entered into a new arrangement with its largest apparel vendor, CMT Enterprises, Inc. ("CMT"). Previously, Harold's controlled the design process and paid CMT for finished goods when produced and manufactured. Under the new arrangement, the process has become more verticalized. CMT acts as the Company's agent in the purchase of raw materials (i.e. fabrics, linings, buttons, etc.) and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. The Company purchases raw materials directly from suppliers and pays for the manufacturing process as costs are incurred. CMT is paid a commission based on actual cutting, sewing and trim costs of the finished goods. The Company believes this relationship with CMT permits the Company to control the quality and cost of the Company's inventory purchases. A substantial portion of the Company's merchandise purchases is concentrated among a small number of vendors. The Company believes that fewer vendor relationships advance the Company's product development objectives by increasing control over the design and manufacturing process. In the event of the termination of the CMT relationship or other of the Company's vendors, management believes that in most instances more than one new vendor would be required to replace the loss of a principal vendor. Although management believes that replacement vendors could be located, if any buying relationship is terminated and until replacement vendors are located, the operating results of the Company could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and - Capital Resources, Capital Expenditures and Liquidity and note 11 to Consolidated Financial Statements."

Catalog Publication and Order Fulfillment

      In March 1990, using an in-house data base, the Company mailed its first direct response catalog to over 100,000 addresses. In addition to contributing to sales, the catalog has become an increasingly important market research and new store promotion tool. During fiscal 1999, the Company used its mail order buyer list (currently containing approximately 175,000 names), its retail customer list (currently containing approximately 300,000 names) and a variety of rental lists to mail six issues with an average of 60 pages, and an aggregate circulation of approximately 5.7 million copies (including abridged issues). The catalogs are designed and produced in-house with photography, prepress and printing services being outsourced. On-line computerized inventory systems and order processing programs offer control of fulfillment and shipping times and record the purchase history of catalog buyers and the performance of each individual mailing list. Orders are processed daily and inventory adjustments are managed accordingly.

       The direct response catalog has experienced sales increases from $620,000 in fiscal 1992 to $8,243,000 in fiscal 1999. As a stand-alone venture with costs fully allocated, the catalog has recorded a loss from operations each year except for fiscal 1999, when the division recorded a profit. The principal reasons for the losses include: (i) in addition to its primary merchandising role, the catalog is employed as an advertising vehicle to stimulate customer traffic in the existing Harold's stores, and also as a market research and development tool in connection with expanding the chain into new markets; and (ii) at the end of a specific catalog's run the unsold merchandise is reacquired from the catalog operation at marked down cost prices to allow such merchandise to be sold with a customary profit margin in the Company's retail stores, and profit is recorded in the store and is not a component in calculating the catalog's profitability. In addition, prior to fiscal 1999, the Company did not attempt to account for the advertising and traffic-building benefits of mailing the catalog to its known retail customers. The Company also does not account for any profits earned from catalog close-outs sold in the outlet stores, or for the catalog's contribution to developing potential new store locations.

      In addition , the Company currently sells merchandise via electronic commerce online at www.harolds.com. Sales generated from such efforts are currently immaterial. The Company currently offers a limited merchandise assortment online, but plans to continue to focus on growing the online business and expand product offerings. The Company's catalog systems allow for expansion of the online business with minimal effort or investment.

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

      The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its four outlet stores to dispose of prior season or slow moving merchandise as well as merchandise developed specifically for the outlet division. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is periodically cleared through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

      The Company operates an 85,000 square foot distribution facility capable of processing merchandise for 74 stores in Norman, Oklahoma. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise is routed through the distribution center from various manufacturers. Each item is examined, sorted, tagged with bar coded tickets which track the merchandise for analysis by multiple parameters, including, vendor lot number, color and size. An increasing amount of merchandise is currently arriving at the distribution center with tags previously placed by the vendor. The merchandise is then boxed for shipment by company trucks or common carrier to the Company's 46 stores and catalog operation. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

     The Company's business follows a seasonal pattern, peaking twice a year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 1999, approximately 53% of the Company's sales occurred and substantially all of the Company's net income was earned during the third and fourth quarters.

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

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, Mastercard, Discover and the American Express credit cards. The Company's catalog operation accepts VISA, Mastercard, Discover and the Company's credit card. Credit card sales were 74% in fiscal 1997, 76% in fiscal 1998 and 77% in fiscal 1999. In fiscal 1999, 17% of sales were made with the Harold's credit card and 61% were made with third party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 30, 1999, the allowance for bad debts from Company credit card sales was approximately 0.9% of Harold's proprietary credit card sales for fiscal 1999.

     Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, Mastercard, Discover and American Express). At January 30, 1999, the Company had approximately 22,975 active credit accounts and the average card holder had a line of $1,000 and an outstanding balance of $300. Charges by holders of the Company's credit card during fiscal 1999 totaled approximately $22,700,000.

Advertising

     The Company maintains an in-house advertising department, which has won numerous Addy awards at the local, district and national levels. The advertising department staff produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct response catalogs and other direct mail pieces. In fiscal 1999, the Company spent approximately $7,800,000 (6.0% of sales) on advertising and catalog production costs as compared to approximately $10,000,000 (8.3% of sales) in fiscal 1998. This expenditure includes the production and mailing costs associated with the Company's direct response catalog. The advertising department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

Management Information Systems

      The  Company  places  great  emphasis  on  upgrading  and
integrating its management information systems ("MIS"). The Company believes these upgrades will enable it to maintain more efficient control of its operations and facilitate faster and more informed responses to potential opportunities and problems. The Company maintains an MIS team to oversee these management information systems, which include credit, catalog, sales reporting, accounts payable, and merchandise control, reporting and distribution.

     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The Company's POS system has been updated to allow additional functions to be programmed into the system. The POS system provides personnel scheduling and time keeping capabilities, as well as, a customer profile function to better identify and track consumer demographics. The Company is currently installing a new and enhanced POS product into all stores.

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

     The Company has also implemented ARTHURr, a computerized merchandise planning system which interacts with the Company's AS400r and Island Pacific Systemsr software. ARTHURr facilitates seasonal planning by department and store, and provides certain data for financial planning. The Company plans to implement the allocation product offered by Comshare during fiscal 2000.

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

Employees

     On  March  15,  1999,  the Company had  approximately  653 full-time and 786 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

     At March 15, 1999, the Company owned the Austin outlet store and leased 45 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has fixed rent with no percentage rent. Four store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Eighteen of the leased stores open during all of fiscal 1999 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

     Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

                           Years Leases            Number of
                              Expire                Stores

                               1999                    4
                            2000-2001                  4
                            2002-2004                 10
                          2005 and later              27

     The Company generally has been successful in renewing its store leases as they expire.

    During fiscal 1999, the Company entered into new leases for stores in Houston, Texas; Palo Alto, California; OakBrook and Skokie, Illinois; Salt Lake City, Utah; and Tampa, Florida. Management believes the terms of these leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $60 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

                         1999           1998             1997

 Base rent           $  4,350,000       3,702,000       2,806,000
 Additional rents
 computed as a
 percentage of
 sales                  1,041,000       1,206,000       1,261,000

 Total               $  5,391,000       4,908,000       4,067,000

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

Merchandise Buying Office, and Distribution Center

     The Company leases a 50,000 square foot building used primarily as a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office II") , a 10,000 square foot building ("The Dallas Buying Office I") and an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma.

     The lessor of the Dallas locations and the distribution center is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders and directors of the Company. The term of the Dallas Buying Office I lease expires March 2012, with annual rent payments of $158,000 plus insurance, utilities and property taxes until April, 2000, at which time the annual rent will be $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year thereafter until expiration of the lease. The Company is currently engaged in negotiations with a potential sublessee but there is no assurance that a sublease will be consummated on terms favorable to the Company. Until such time as a lease is consummated, the lessor is providing the Company with rent abatements.

     The term of the Dallas Buying Office II lease expires September, 2010 with annual rent payments of $453,204 plus insurance and property taxes until August, 2001 at which time the annual rent will be $478,382, plus insurance, utilities and property taxes until August, 2004 at which time the annual rent will be $503,560, plus insurance, utilities and property taxes until August, 2007 at which time annual rent will be $528,728, plus insurance, utilities and property taxes until expiration of the lease.

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

                            PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      At March 15, 1999, there were 662 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated. The price per share information contained in the following table is restated to reflect the 5% stock dividend paid to holders of Common Stock on January 16, 1998. There were no stock dividends issued in fiscal 1999.

               Quarterly Common Stock Price Ranges

                  Fiscal  1999    High            Low

                  1st Quarter     $ 7.94          $ 6.19
                  2nd Quarter     $ 8.38          $ 6.50
                  3rd Quarter     $ 7.00          $ 5.31
                  4th Quarter     $ 8.00          $ 6.75

               Quarterly Common Stock Price Ranges

                  Fiscal  1998    High            Low

                  1st Quarter     $ 13.33         $  8.69
                  2nd Quarter     $   9.41        $  7.98
                  3rd Quarter     $   8.51        $  7.02
                  4th Quarter     $   8.10        $  5.95

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

                                         Fiscal Year

                              1999      1998      1997    1996      1995

                          (Dollar amounts in thousands, except per
                                        share data)

Statements  of  Earnings
Data:
Sales                     $129,224   119,919    108,257   94,264   75,795

   Percentage increase        7.8%     10.8%      14.8%    24.4%    24.4%

Gross profit on sales(1)   $45,128    38,149     38,717   33,819   26,407
   Percentage of sales       34.9%     31.8%      35.8%    35.9%    34.8%

Earnings before income      $4,785        74      5,880    4,645    3,539
taxes
   Percentage of sales        3.7%      0.0%       5.4%     4.9%     4.7%

Net earnings                $2,841        44      3,528    2,787    2,088
   Percentage of sales        2.2%      0.0%       3.3%     3.0%     2.8%

Net earnings per common
share (2):
     Basic                   $0.47      0.01       0.61     0.51     0.38
     Diluted                 $0.47      0.01       0.59     0.51     0.38

Other Operating Data:

Stores open at end of           44        41         36       29       25
  period
Growth in comparable        (1.3%)    (5.4%)     (0.5%)      8.7%    10.7%
  store sales
  (52-53 week basis)

Balance Sheet Data:

Working capital            $33,044    35,430    28,016    21,301    12,524
Total assets                63,917    63,929    59,608    42,909    34,661
Long-term debt,  net  of    16,330    19,708    12,528     9,540       594
current maturities (3)
Stockholders' equity        39,521    36,466    36,035    25,299    22,260
Net book value per share     $6.51      6.03      6.01      4.63      4.10
(4)

     (1) In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.
     (2) Net earnings per common share for each period have been restated for the 5% stock dividends in fiscal 1998, fiscal 1997 and fiscal 1996 and the 10% stock dividend in fiscal
          1995.
     (3) In fiscal 1996, the Company renewed its line of credit to be payable at a fixed maturity rather than on demand, which required the loan to be reclassified as long-term debt.
     (4) Net book value per share is based on the number of shares of Common Stock outstanding at the end of each fiscal year restated for the 5% stock dividends in fiscal 1998, fiscal 1997 and 1996 and the 10% stock dividend in fiscal 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects items in the Company's statement of earnings as a percentage of sales for the periods indicated:

                                         Fiscal Year

                                     1999       1998      1997
                               (52  Weeks)  (52 Weeks)  (52 Weeks)

 Sales                             100.0%       100.0       100.0

Cost of goods sold                 (65.1)       (68.2)      (64.2)
Selling, general and               (27.6)       (28.2)      (27.5)
  administrative expenses
Depreciation and amortization       (3.0)        (2.9)       (2.6)
Interest expense                    (0.6)        (0.7)       (0.3)

Earnings before income taxes and
cumulative effect of change in       3.7          0.0         5.4
accounting principle

Provision for income taxes          (1.5)         0.0        (2.1)

Earnings before cumulative effect
of change in accounting principle    2.2          0.0         3.3


Cumulative  effect of  change  in
accounting principle                0.0            -           -

Net earnings                        2.2%         0.0%        3.3%

      The following table reflects the sources of the increases in Company sales for the periods indicated:

                                           Fiscal Year

                                1999             1998          1997
                             (52 Weeks)       (52 Weeks)   (52 Weeks)


Store sales (000's)           $120,981         110,880        99,374
Catalog sales (000's)            8,243           9,039         8,883

Sales (000's)                 $129,224         119,919       108,257

Total sales growth                7.8%           10.8%         14.8%
Growth in comparable store sales (1.3)           (5.4)         (0.5)
(52-53 week basis)
Growth in catalog sales          (8.8)            1.8          (5.3)

Store locations:
  Existing stores beginning of    41               36            29
   period
  Stores closed                   (1)              (1)            -
 New stores opened during period   4                6             7

      Total stores  at end of
       period                     44               41            36

      Total Company sales increased 7.8% in fiscal 1999 as compared to 10.8% in fiscal 1998 and 14.8% in fiscal 1997. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened four stores during fiscal 1999 and closed one store. Stores were opened in Oak Brook and Skokie, Illinois; San Antonio, Texas (Alamo Quarry Market) and Salt Lake City, Utah. A store closed in San Antonio, Texas (Broadway and Austin Highway).

      Total Company sales increased 10.8% in fiscal 1998 as compared to 14.8% in fiscal 1997. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened five stores and one outlet during fiscal 1998 and closed one store. Stores were opened in: Cordova, Tennessee (Memphis metro); Wichita, Kansas; Columbus, Ohio; Richmond, Virginia; Birmingham, Alabama; and an outlet in Sealy, Texas. A store closed in Kensington, MD (Washington, DC metro). The Company opened six stores and one outlet during fiscal 1997. Stores were opened in: Greenville, South Carolina; Leawood, Kansas; Raleigh, North Carolina; McLean, Virginia; Littleton, Colorado (Denver metro); Houston, Texas (known as Harold Powell); and an outlet in Norman, Oklahoma.

      Comparable store sales declined 1.3% during fiscal 1999, compared to a decline of 5.4% in fiscal 1998. The Company believes that the declines experienced in comparable store sales during fiscal 1999 and fiscal 1998 were primarily attributable to the opening of second stores in several key markets, including: Birmingham, Alabama; Norman, Oklahoma; Memphis, Tennessee; Dallas, Houston, and San Antonio, Texas; and Washington, DC, as well as lower than anticipated sales of fashion apparel merchandise in fiscal 1998.

       Catalog sales declined 8.8% during fiscal 1999 compared to an increase of 1.8% during fiscal 1998. The decline during fiscal 1999 was due to a 27.1% reduction in the total number of catalogs circulated. Since the 1989 test market of Harold's first catalog, the Company has expanded its regular catalog to include six seasonal issues each year. For fiscal 1999, the Company's catalog averaged 60 pages per issue with an aggregate mailing (including abridged issues) of approximately 5.7 million catalogs. The increase during fiscal 1998 was due to expanded catalog circulation.

      The Company's gross margin increased to 34.9% in fiscal 1999 from 31.8% in fiscal 1998. The increase in gross margin can be primarily attributed to improved inventory planning and customer acceptance of product offerings, resulting in lower inventory levels and reduced markdowns. The Company's gross margin declined from 35.8% in fiscal 1997 to 31.8% in fiscal 1998. The Company experienced higher markdowns due to excess inventory levels, resulting from lower than anticipated sales of fashion apparel merchandise. In addition, higher occupancy costs that did not leverage due to lower sales negatively impacted the gross margin. Any increase in net earnings as a percentage of sales will be the result of increasing sales while controlling selling, general and administrative expenses and improvement in gross margin from sales.

      Selling, general and administrative expenses decreased by 0.6% of sales in fiscal 1999 compared to an increase of 0.7% of sales in fiscal 1998. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 1999 was primarily due to reduced advertising and catalog production costs, offset by increased payroll related expenses. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 1998 was primarily due to increased catalog fulfillment cost and increases in sales salaries in order to maintain exceptional customer service expectations. In fiscal 1999, the Company initiated a 27.1% reduction in the total number of catalogs circulated to reduce costs, while attempting to minimize the reduction in sales. The result was a $2,100,000, or 35%, decline in production costs and an $800,000, or 8.8%, decline in catalog sales. In fiscal 1998, the Company increased circulation in attempts to increase the rate of sales growth in the catalog division, resulting in an increase in catalog expenses of $1,600,000, or 36%. Non-catalog advertising expenditures decreased 1.6% in fiscal 1999 compared to an increase of 11% in fiscal 1998. Such expenses decreased in fiscal 1999 as a result of improved sales and lower inventory levels and increased in fiscal 1998 as a result of promotional activity to clear excess inventory levels.

      During fiscal 1999, the total interest costs (including capitalized interest) decreased $174,000 compared to fiscal 1998 due to lower outstanding debt balances. The average balance on total outstanding debt was $17,217,000 in fiscal 1999, compared to $19,448,000 in fiscal 1998. The decrease in average debt balances resulted principally from lower inventory levels. As the Company's growth continues, cash flow may require additional borrowed funds, which may cause an increase in interest expense. During fiscal 1998, interest costs (including capitalized interest) increased $788,000 as compared to fiscal 1997 due to higher inventory balances.

      The Company's income tax rate was 40% in fiscal 1999, fiscal 1998 and fiscal 1997.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For fiscal 1999, net cash provided by operating activities was $9,638,000 as compared to $3,551,000 net cash used in operating activities for fiscal 1998. The increase in cash flows can be partially attributed to
(i) net earnings of $2,841,000 for fiscal 1999, compared to net earnings of $44,000 for fiscal 1998, an increase in net earnings of $2,797,000, (ii) the timing of accrued expenses as reflected in an increase in accrued expenses of $365,000 in fiscal 1999, compared to a decrease in accrued expenses of $1,051,000 in fiscal 1998, (iii) the timing of accounts payable as reflected by a decline in accounts payable of $329,000 in fiscal 1999, compared to a decrease in accounts payable of $1,879,000 in fiscal 1998.

      The Company's merchandise inventories decreased $1,954,000 in fiscal 1999 compared to an increase of $2,896,000 for fiscal 1998 as a result of the Company's improved inventory planning and customer acceptance of product offerings. Management expects the dollar amount of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. Period-to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For fiscal 1999, net cash used in investing activities was $5,755,000, as compared to $4,554,000 for fiscal 1998. Capital expenditures totaled
$6,280,000, compared to $4,760,000 for fiscal 1998. Capital expenditures during such periods were invested principally in new stores, and remodeling and equipment expenditures in existing operations. On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc. ("CMT") in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit and for working capital purposes. At March 15, 1999, the outstanding balance of the loan was $2,218,000. CMT is a major independent contractor whose assistance is instrumental in the Company's design and manufacturing process. See note 3 to Consolidated Financial Statements.

     Cash Flows From Financing Activities. During fiscal 1999, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases for the fiscal year (see "Liquidity").

      The Company has available a line of credit with its bank. This line had average balances of $12,813,000 and $16,472,000 for the fiscal years 1999 and 1998, respectively. During 1999, this line of credit had a high balance of $16,701,000 and a balance of $12,872,000 as of January 30, 1999. The balance at March 15, 1999 was $15,475,000.

       Liquidity.   The  Company  considers  the  following  as
measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                                         Fiscal Year

                                   1999       1998     1997
   Working capital              $33,044    $35,430  $28,016
   Current ratio                 5.14:1     5.63:1   3.57:1
   Ratio of working capital       .52:1      .55:1    .47:1
   to total assets
   Ratio of long-term debt
   (including current             .43:1      .56:1    .35:1
   maturities) to
   stockholders' equity

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. The Company's capital expenditures budget for fiscal 2000 is approximately $5,000,000.

Seasonality

      The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each fiscal year, which includes the back-to-school and holiday selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring seasons (first and second quarters) of each fiscal year.

Inflation

     Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. Inflation has had no meaningful effect on sales or net earnings of the Company.

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is currently evaluating the impact of this standard and believes its adoption will not materially affect the Company's consolidated financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Year 2000

     Many computer systems use only two digits to identify a year (for example, "99" is used for the year "1999"). As a result, these systems may be unable to process accurately dates later than December 31, 1999, since they may recognize "00" as the year "1900", instead of the year "2000". This anomaly is often referred to as the "Year 2000 compliance" issue. Since 1997, the Company has been executing a plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, are also covered by the Company's Year 2000 compliance project.

       The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues;
(2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

       The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during fiscal 1999.

      All computer hardware in the Company's corporate office and distribution center that was not Year 2000 compliant has been remediated or replaced, and all computer hardware in the Company's retail stores that was not Year 2000 compliant will be remediated or replaced by the end of the second quarter of fiscal 2000. Of those software systems that were found not to be Year 2000 compliant, approximately 90% of all material systems have been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems, including certain operating systems used in the Company's distribution center, will be remediated or replaced by the end of the second quarter of fiscal 2000.

       Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2 million, of which approximately $1.5 million was expended in fiscal 1999 and the balance anticipated to be expended in fiscal 2000.

      Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures arising out of a response to any such contingencies that materialize. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.

      The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of the first quarter of Fiscal 2000. The Company will not be able to determine its most reasonably likely worst case scenarios until assessment of third parties' Year 2000 compliance is completed.

       The Company's Year 2000 compliance project also includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by the end of the second quarter of Fiscal 2000.

      The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is manufactured outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its inventory flow.

       The costs and timing for management's completion of Year 2000 compliance modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not materially vary.

ITEM  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


      The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

Interest Rate

      At January 30, 1999, the Company had long-term debt outstanding of approximately $16.9 million. Of this amount, $1.6 million bears interest at a weighted average fixed rate of 8.16%. The remaining $15.3 million bears interest at variable rates which averaged approximately 6.62% at January 30, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at January 30, 1999 would approximate 66 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $100,000 assuming borrowed amounts remain outstanding.

      The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

Foreign Currency

     Substantially all of the Company's purchases are priced in U.S. dollars. However, some European purchases are denominated in local currency and, therefore, are subject to the fluctuation in currency exchange rates. From time to time the Company utilizes forward exchange contracts to secure firm pricing related to purchase commitments to be denominated in foreign currencies. The contracts are of varying short-term durations and amounts include a window delivery feature, which provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. The principal currency hedged is the Italian lira. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

       The   Company   had  no  foreign  exchange   instruments
outstanding  at  January  30, 1999;  therefore,  a  sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during fiscal years 1999, 1998 and 1997.

ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1999 (on pages 3-25) and are incorporated herein by reference.

(a)  Independent Auditors' Report.

(b)  Consolidated Balance Sheets as of the Fifty-Two Weeks Ended
     January 30, 1999 and January 31, 1998.

(c)   Consolidated  Statements of Earnings  for  the  Fifty-Two
      Weeks Ended January 30, 1999, January 31, 1998 and February  1,
      1997.

(d)   Consolidated Statements of Stockholders' Equity  for  the
      Fifty-Two Weeks Ended January 30, 1999, January 31, 1998 and February 1, 1997.

(e)   Consolidated Statements fo Cash Flows for  the  Fifty-Two
      Weeks Ended January 30, 1999, January 31, 1998 and February 1, 1997.

(f)  Notes to Consolidated Financial Statements


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

          None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors", "Officer Compensation and Other Information" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after January 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required under Item 11 will be contained in the Proxy Statement under the heading "Officer Compensation and Other Information" and is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
           MANAGEMENT

      The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under Item 13 will be contained in the Proxy Statement under the headings "Related Party Transactions" and "Officer Compensation and Other Information-Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                            PART IV.

ITEM  14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1) Consolidated Financial Statements: The response to this portion of Item 14 is set forth in Item 8 of Part II of this Report.

     (2) Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account and Independent Auditors' Report of Consolidated Financial Statement Schedule (see pages 20-21) of this Report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

     (3) Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder,upon written request, any exhibit listed in the accompanying Indes to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b) Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended January 30, 1999.


                           SIGNATURES

    Pursuant  to  the  requirements  of  Section  13 or 15  (d)
of the Securities Exchange Act of 1934, the registrant has duly
caused  this   report  to  be  signed  on its behalf   by   the
undersigned, thereunto duly authorized.

                      HAROLD'S STORES, INC.

Date: April 23, 1999             By:/s/ H. Rainey Powell,
                                 H. Rainey Powell, President


 Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature                     Title                            Date

/s/ Harold G. Powell _________Chairman Emeritus and Director   April 23, 1999
Harold G. Powell

/s/ Rebecca P. Casey          Chairman of the Board            April 23, 1999
Rebecca P. Casey              Chief Executive Officer and
                              Director

/s/ H. Rainey Powell          President and Director           April 23, 1999
H. Rainey Powell

/s/ Jodi L. Taylor  __________Chief Financial Officer          April 23, 1999
Jodi L. Taylor

/s/ Lisa P. Hunt              Director                         April 23, 1999
Lisa P. Hunt

/s/ Kenneth C. Row           Executive Vice President          April 23, 1999
Kenneth C. Row               and Director

/s/ Linda L. Daugherty       Vice-President and Controller     April 23, 1999
Linda L. Daugherty           (Chief Accounting Officer)

/s/ Michael T. Casey         Director                          April 23, 1999
Michael T. Casey

/s/ Gary C. Rawlinson        Director                          April 23, 1999
Gary C. Rawlinson

/s/ William F. Weitzel       Director                          April 23, 1999
William F. Weitzel

/s/ James R. Agar            Director                          April 23, 1999
James R. Agar

/s/ W. Howard Lester         Director                          April 23, 1999
W. Howard Lester

/s/ Robert Brooks Cullum     Director                          April 23, 1999
Robert Brooks Cullum, Jr.

INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
STATEMENT SCHEDULE


The Board of Directors and Stockholders
Harold's Stores, Inc.:


  Under date of March 15,1999, we reported on the consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the 52 week periods ended January 30, 1999, January 31, 1998 and February 1, 1997, which are included in the annual report on Form 10-K for the 52 week period ended January 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In   our  opinion,  such  consolidated  financial  statement
schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG LLP
Oklahoma City, Oklahoma
March 15, 1999


Schedule II

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                        VALUATION ACCOUNT
                         (In Thousands)




                                           Additions
                    Balance at  Additions  Recoveries   Deductions    Balance
   Description      Beginning   Charged    of           Write-        at End
                    of          to         Accounts     off of        of
                    Period      Expense    Written off  Accounts      Period


52 Weeks ended
January 30, 1999:
Allowance for
doubtful             $ 228        105         63          173         $ 223
receivables

52 Weeks ended
January 31, 1998:
Allowance for        $ 215        168         79          234         $ 228
doubtful
receivables

52 Weeks ended
February 1, 1997:
Allowance for        $ 200       134          49         168         $ 215
doubtful
receivables



                        INDEX TO EXHIBITS

No.                            Description

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 8-B Registration Statements, Registration No. 1-10892).

3.2   By-laws of Registrant (Incorporated by reference to Exhibit
      3.2 to Form 8-B Registration Statement, Registration No. 1-
      10892).

4.1 Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement, Registration No. 33-15753).

9.1   Stockholders' Agreement Among Certain Stockholders of
      Registrant dated August 20, 1987 (Incorporated by reference to
      Exhibit 9.1 to Form S-1 Registration Statement, Registration
      No. 33-15753).

9.2   First Amended and Restated Stockholders' Agreement  Among
      Certain Stockholders of Registrant dated June 15, 1998.
      (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 1, 1998).

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

10.9* Employment and Deferred Compensation Agreement dated February 1, 1998 between Registrant and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.10* Employment and Deferred Compensation Agreement dated February 1, 1998 between Registrant and Rebecca Powell Casey,
        (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 2, 1998).

10.11* Employment and Deferred Compensation Agreement dated February 1, 1998 between Registrant and H. Rainey Powell, (Incorporated by reference to Exhibit 10.26 to Form 10-Q for quarter ended May 2, 1998).

10.12 Form of Indemnification Agreement between Registrant and members of its Board of Directors (Incorporated by reference to Exhibit 10.12 to Form S-2 Registration Statement, Registration No. 333-04117).

10.13 Amended and Restated Lease Agreement dated as of June 3, 1996 between Registrant and 329 Partners II Limited Partnership (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.14 Lease Agreement dated as of May 31, 1996 between Registrant and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.15  Amended and Restated Lease Agreement dated as of December  30,
       1997   between   Registrant  and  329  Partners   II   Limited
       Partnership (Outlet Store, Norman, Oklahoma).

10.16 Lease Agreement dated June 30, 1998 by and between Registrant and 329 Partners-II Limited Partnership. (Dallas Buying Office, 5919 Maple, Dallas, Texas) (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended August 1,
       1998).

10.17 Second Amended and Restated Credit Agreement dated February 28, 1996 between Registrant and Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.18  Third   Amendment  to  Second  Amended  and  Restated   Credit
       Agreement dated April 24, 1997 between Registrant and NationsBank formerly Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended August 2, 1997).

10.19 Fourth Amendment to Second Amended and Restated Credit Agreement dated June 25, 1997 between Registrant and NationsBank formerly Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended August 2, 1997).

10.20 Fifth Amendment to Second Amended and Restated Credit Agreement dated July 10, 1997 between Registrant and NationsBank formerly Boatmen's First National Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended August 2, 1997).

10.21 Sixth Amendment to Second Amended and Restated Credit Agreement dated July 31, 1997 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.4 to Form 10-Q for quarter ended August 2, 1997).

10.22 Seventh Amendment to Second Amended and Restated Credit Agreement dated September 30, 1997 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended November 1, 1997).

10.23 Third Amended and Restated Credit Agreement dated November 10, 1997 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended November 1, 1997).

10.24 First Amendment to the Third Amended and Restated Credit Agreement dated June 10, 1998 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended August 1, 1998).

10.25 Amended and Restated Term Loan and Security Agreement dated as of November 6, 1996 among CMT Enterprises, Inc. (as borrower), Franklin I. Bober (as Guarantor) and the Company (as lender). (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended November 2, 1996).

13.1 The portion of the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 3-25 of the Annual Report to Shareholders.

22.1  Subsidiaries  of the Registrant (Incorporated by Reference  to
      Exhibit 22.1 to Form 8-B Registration Statements, Registration
      No. 1-10892).

23.1  Consent of KPMG LLP.

27.1  Financial Data Schedule.
___________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.