Form 10-Q
period 1999-05-01
HAROLDS STORES INC
filed 1999-06-15
CIK 818682

19
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   __________________________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
              May 1, 1999                                   10892


                      HAROLD'S STORES, INC.
     (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

As of June 9, 1999, the registrant had 6,075,272 shares of Common Stock outstanding.

             Harold's Stores, Inc. and Subsidiaries
                            Index to
                  Quarterly Report on Form 10-Q
                For the Period Ended May 1, 1999


Part I. - FINANCIAL INFORMATION                                        Page

     Item 1.   Financial Statements

          Consolidated Balance Sheets - May 1, 1999 (unaudited)
and
          January 30, 1999.                                               3

          Consolidated Statements of Earnings -
               Thirteen Weeks ended May 1, 1999 (unaudited) and
               May 2, 1998 (unaudited)                                    5

          Consolidated Statements of Cash Flows -
               Thirteen Weeks ended May 1, 1999 (unaudited) and
               May 2, 1998 (unaudited)                                    6

          Notes to Interim Consolidated Financial Statements -
               May 1, 1999 (unaudited) and May 2, 1998
               (unaudited)                                                7


     Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8


     Item 3.   Quantitative and Qualitative Disclosure about
               Market Risk                                               11


Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         12

     Item 6.   Exhibits and Reports on Form 8-K                          13


     Signature                                                           14



             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (In Thousands)

                                              May 1, 1999   January 30, 1999
                                               (unaudited)

 Current assets:

    Cash and cash equivalents                     $ 1,972             450

    Trade accounts receivable, less
      allowance for doubtful accounts
      of $225 in 2000 and $223 in 1999              6,985           6,335
    Other accounts receivable                       1,240           1,059
    Merchandise inventories                        30,391          29,486
    Prepaid expenses                                2,160           2,428
    Deferred income taxes                           1,268           1,268

    Total current assets                           44,016          41,026

 Property and equipment, at cost                   33,339          31,304
 Less accumulated depreciation and
   amortization                                   (12,279)        (10,671)

    Net property and equipment                     21,060          20,633

 Other receivables, non-current                     1,666           1,750
 Other assets                                         267             508



    Total assets                               $   67,009          63,917







   See accompanying notes to interim consolidated financial statements.




             HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands Except Share Data)

                                              May 1, 1999    January 30, 1999
                                                (unaudited)

 Current liabilities:

    Current maturities of long-term debt         $      585            549
    Accounts payable                                  4,495          4,460
    Redeemable gift certificates                        471            782
    Accrued bonuses and payroll expenses              1,348          1,533
    Accrued rent expense                                259            178
    Income taxes payable                                               480
                                                        736

           Total current liabilities                  7,894          7,982

 Long-term debt, net of current maturities           18,979         16,330
 Deferred income taxes                                   84             84


 Stockholders' equity:

    Preferred stock of $.01 par value
       Authorized 1,000,000 shares; none issued          -              -
    Common stock of $.01 par value
       Authorized 25,000,000 shares; issued
       and outstanding 6,073,868 in May and
       January                                           60             60
     Additional paid-in capital                      34,161         34,161
     Retained earnings                                5,831          5,300

       Total stockholders' equity                    40,052         39,521


       Total liabilities and stockholders'       $   67,009         63,917
          equity




  See accompanying notes to interim consolidated financial statements.




             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands Except Share Data)

                                       13 Weeks Ended    13 Weeks Ended
                                         May 1, 1999      May 2, 1998
                                          (Unaudited)


 Sales                                 $ 35,300                33,541


 Costs and expenses:
    Cost of goods sold
      (including occupancy and
      central buying expenses,
      exclusive of items shown
      separately below)                  23,220               22,317


    Selling, general and
      administrative expenses             9,830                9,312


    Depreciation and amortization         1,149                  918

    Interest expense                        216                  227


                                         34,415               32,774

 Earnings before income taxes and
    cumulative effect of change in
    accounting principle                    885                 767

    Provision for income taxes              354                 306


 Earnings before cumulative effect of
    change in accounting principle          531                 461


    Cumulative effect of change in
      accounting principle                    -                  50

 Net earnings                         $     531                 411

 Net earnings per common share
   before cumulative effect of
   change in accounting principle:
    Basic and diluted                 $    0.09                0.08

 Net earnings per common share:
    Basic and diluted                 $    0.09                0.07

 Weighted average number of common
   shares                             6,073,868          6,051,020


   See accompanying notes to interim consolidated financial statements.




             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                            13 Weeks       13 Weeks
                                               Ended          Ended
                                         May 1, 1999    May 2, 1998
                                                 (Unaudited)
 Cash flows from operating activities:
 Net earnings                            $       531            411
 Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization              1,149            918
    Gain on sale of assets                        (4)             -
    Shares issued under employee
      incentive plan                               -             67
    Changes in assets and liabilities:
       Increase in trade and other
         accounts receivable                    (831)          (585)
       Decrease (increase) in
         merchandise inventories                (905)         3,414
       Decrease in prepaid income taxes            -            284
       Decrease in other assets                  241            147
       Decrease in prepaid expenses              268            372
       Increase in accounts payable               35            454
       Increase in income taxes payable          256              -
       Increase (decrease) in accrued
         expenses                               (415)            32

 Net cash provided by operating activities        325         5,514

 Cash flows from investing activities:
    Acquisition of property and
      equipment                                (1,579)       (1,355)
    Proceeds from disposal of property
      and equipment                                 7             3
    Payment of principal on term loan              84           131

 Net cash used in investing activities         (1,488)       (1,221)

 Cash flows from financing activities:
    Advances on revolving line of credit       12,175         9,316
    Payments on revolving line of credit       (9,353)      (13,423)
    Payments on long-term debt                   (137)         (272)

 Net cash provided by (used in)
    financing activities                        2,685        (4,379)

 Net increase (decrease)  in cash and
    cash equivalents                            1,522           (86)

 Cash and cash equivalents at beginning
    of period                                     450           130

 Cash and cash equivalents at end of period   $ 1,972            44


      See accompanying notes to interim consolidated financial
                           statements.



             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   May 1, 1999 and May 2, 1998
                            (Unaudited)


1.   Unaudited Interim Periods

       In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 1, 1999 and the results of its operations and cash flows for the thirteen week periods ended May 1, 1999 and May 2, 1998. The results of operations for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 29, 2000.

2.   Definition of Fiscal Year

     The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 30,
1999  through  January 29, 2000 has been designated  as  fiscal
2000.


3.   Net Earnings Per Common Share

      Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

                                            13 Weeks     13 Weeks
                                            ended May    ended May
                                             1, 1999      2, 1998
                                            (Amounts in thousands,
                                            except per share data)

Net earnings applicable to common
  shares,basic and diluted                    $   531             411

Weighted average number of common
  shares outstanding - basic                    6,074           6,051
Dilutive effect of potential common
  shares issuable upon exercise of employee
  stock options                                    11               5
Weighted average number of common
  shares outstanding - diluted                  6,085           6,056


Net earnings per common share:
     Basic and Diluted                      $    0.09            0.07


      Options to purchase 696,010 and 492,416 shares of common stock at prices ranging from $7.38 to $16.71 and $7.66 to $16.71 per share were outstanding on May 1, 1999, and May 2, 1998, respectively, but were not included in the computation of earnings per share because the options' exercise price was greater than average market price of common shares. The options expire through the year 2009.

4.   Impact of New Accounting Pronouncement

     During the thirteen weeks ended May 2, 1998, the Company elected early adoption of The American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle. Had the Company not elected early adoption of SOP 98-5, net earnings would have increased by $12,000.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is currently evaluating the impact of this standard and believes its adoption will not materially affect the Company's consolidated financial position or results of operations.

5.   Commitments and Contingent Liabilities

      Pursuant to an employment agreement dated February 1, 1999, the Chairman Emeritus is paid an annual salary of $125,000 plus an annual performance bonus and deferred annual compensation of $25,000.

      Pursuant to employment agreements dated May 1, 1999, the Chairman of the Board and Chief Executive Officer is paid an annual salary of $300,000 plus an annual performance bonus, and the President is paid an annual salary of $220,000 plus an annual performance bonus.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings:


                              52 Weeks             13 Weeks        13 Weeks
                              Ended                Ended           Ended
                              January 30, 1999     May 1, 1999     May 2, 1998


 Sales                                100.0%          100.0%         100.0%

 Cost of goods sold                  (65.1)           (65.8)         (66.5)

 Selling, general and                (27.6)           (27.8)         (27.8)
 administrative expenses

 Depreciation and                     (3.0)            (3.3)          (2.7)
 amortization

 Interest expense                     (0.6)            (0.6)          (0.7)

 Earnings before income taxes
   and cumulative effect of
   change in accounting                 3.7            2.5            2.3
   principle

 Provision for income taxes                           (1.0)           (0.9)
                                      (1.5)

 Earnings before cumulative
   effect of accounting
   principle                            2.2            1.5              1.4

 Cumulative effect of change
   in accounting principle               -              -             (0.2)

 Net earnings                          2.2%           1.5%              1.2%


     The following table reflects the sources of the increases in Company sales for the periods indicated:

                                    13 Weeks       13 Weeks
                                       Ended          Ended
                                 May 1, 1999    May 2, 1998

 Store sales (000's)                 $33,154         30,465

 Catalog sales (000's)                 2,146          3,076


 Net sales (000's)                   $35,300         33,541


 Total sales growth                     5.2%          18.1%
 Growth in comparable store
   sales (52 week basis)                2.4%          (0.8)%
 Growth in catalog sales              (30.2%)         10.7%

 Store locations:
 Existing stores beginning of period      44            41
 Stores closed                            (1)            -
 New stores opened during period           3             1
    Total stores at end of period         46            42

      The opening of new stores and the expansion of existing stores contributed to total sales growth for the first quarters of fiscal 2000 and 1999. The Company opened stores in Palo Alto, California (San Francisco metro); Tampa, Florida and Southlake, Texas (Dallas/Ft. Worth metro) during the first quarter ended May 1, 1999.

      Comparable store sales increased during the thirteen-week period of fiscal 2000. The Company believes that the increase experienced in comparable store sales during the period was primarily attributable to improved customer acceptance of product offerings. The decrease in catalog sales can primarily be attributed to a strategic initiative to reduce the total number of catalogs circulated by 25.3% during the period.

      The Company's gross margin increased from 33.5% in the quarter ended May 2, 1998 to 34.2% during the comparable period in the current fiscal year. The increase in gross margin can be primarily attributed to focused inventory planning and reduced markdowns due to higher sales.

      The combined total of selling, general and administrative expenses and advertising expense (including catalog production costs) was 27.8% of sales in the quarter ended May 2, 1998 and the comparable period of the current fiscal year respectively. During the current quarter, an increase in payroll-related expenses was offset by a similar decrease in advertising and catalog production costs, in aggregate resulting in no change to the total selling, general and administrative expenses as a percentage of sales.

       The average balance on total outstanding debt was $18,019,000 for the quarter ended May 1, 1999 compared to $18,314,000 for the comparable period in the prior fiscal year. This decrease in average balances resulted principally from decreases related to working capital needs. Average interest rates on the Company's line of credit were lower for the quarter ended May 1, 1999 compared to the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds which may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the quarter ended May 1, 1999, net cash provided by operating activities was $325,000 as compared to net cash provided by operating activities of $5,514,000 for the same period in fiscal 1999. The decrease can be primarily attributable to a $905,000 increase in the Company's inventories for the quarter ended May 1, 1999, as compared to a decrease of $3,414,000 during the first quarter of fiscal 1998. Management expects the dollar amount of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores, with related increases in trade accounts receivable and accounts payable. Period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the difference in cash flows from operating activities is partially due to (i) the timing of cash disbursements as reflected in an increase in accounts payable of $35,000 for the quarter ended May 1, 1999 compared to a increase in accounts payable of $454,000 during the first quarter of fiscal 1998 and (ii) an increase in trade and other accounts receivable of $831,000 for the quarter ended May 1, 1999, as compared to an increase of $585,000 during the first quarter of fiscal 1998.

      Cash Flows From Investing Activities. For the quarter ended May 1, 1999, net cash used in investing activities was $1,488,000 as compared to $1,221,000 for the first quarter ended May 2, 1998. Capital expenditures totaled $1,579,000 for the first quarter ended May 1, 1999 compared to $1,355,000 for the quarter ended May 2, 1998. Capital expenditures during such periods were invested in new stores and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the quarter ended May 1, 1999, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $14,075,000 and $13,162,000 for the first quarter of fiscal 1999 and 1998, respectively. During the first quarter ended May 1, 1999 this line of credit had a high balance of $15,820,000 and a high balance of $15,292,000 for the first quarter ended May 2, 1998. The balance outstanding on May 1, 1999 was $15,694,000 compared to $10,929,000 on May 2, 1998.
     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated.

                              January 30,   May 1, 1999  May 2, 1998
                                     1999

 Working capital (000's)          $33,044       $36,122      $31,463
 Current ratio                     5.14:1        5.58:1       4.98:1
 Ratio of working capital
   to total assets                  .52:1         .54:1        .52:1

 Ratio of total debt to
   stockholders' equity             .43:1         .49:1        .43:1

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

       Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2 million, of which approximately $500,000 is anticipated to be expended in fiscal 2000.

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

       The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of the second quarter of fiscal 2000. The Company will not be able to determine its most reasonably likely worst case scenarios until assessment of third parties' Year 2000 compliance is completed.

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

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate

     At May 1, 1999, the Company had long-term debt outstanding of approximately $19.6 million. Of this amount, $1.4 million bears interest at a weighted average fixed rate of 8.16%. The remaining $18.2 million bears interest at variable rates which averaged approximately 6.2% at May 1, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at May 1, 1999 would approximate 62 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $85,000 during the remainder of fiscal 2000 assuming borrowed amounts remain outstanding.

      The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change is also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

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

      The table below provides information about the Company's foreign exchange forward contracts as of May 1, 1999 and May 2, 1998, respectively:

                        May 1, 1999                      May 2, 1998
                Average   Notional    Fair        Average   Notional    Fair
                Contract  Amount of   Value       Contract  Amount of   Value
                Rate      Forward                 Rate      Forward
                          Contract                          Contract
                          in U.S.                           in U.S.
                          Dollars                           Dollars
Foreign Exchange
 forward
 contracts:
  Italian lire  1,766  $1,936,949  $1,895,125     1,764    $30,549    $31,167





                             PART II

ITEM 1.   LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:


No.                           Description

10.24*    Employment and Deferred Compensation Agreement dated
          May 1, 1999 between Registrant and Rebecca Powell Casey

10.25*    Employment and Deferred Compensation Agreement dated
          February 1, 1999 between Registrant and Harold G.
          Powell

10.26*    Employment and Deferred Compensation Agreement dated
          May 1, 1999 between Registrant and H. Rainey Powell

27.1 Financial Data Schedule

          (b)  Reports on Form 8-K; There were no reports on Form
          8-K filed by the Company during the fiscal quarter
          ended May 1, 1999.
____________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                        INDEX TO EXHIBITS


No.                    Description


10.24*    Employment and Deferred Compensation Agreement dated
          May 1, 1999 between Registrant and Rebecca Powell Casey

10.25*    Employment and Deferred Compensation Agreement dated
          February 1, 1999 between Registrant and Harold G. Powell

10.26*    Employment and Deferred Compensation Agreement dated
          May 1, 1999 between Registrant and H. Rainey Powell

27.1      Financial Data Schedule

____________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.







                           SIGNATURES


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



                            HAROLD'S STORES, INC.

                        By: /s/H. Rainey Powell
                               H. Rainey Powell
                               President, Chief Operating Officer



                             By: /s/Jodi L. Taylor
                               Jodi L. Taylor
                               Chief Financial Officer



Date:     June  15, 1999


                       FIRST AMENDMENT TO
                      EMPLOYMENT AGREEMENT


     This FIRST AMENDMENT TO EMPLOYMENT AGREEMENT is made and entered into this day of May, 1999, to be effective the 1st day of May, 1999 (the "Effective Date"), by and between HAROLD'S STORES, INC. (hereinafter referred to as "Harold's") and REBECCA
P. CASEY (hereinafter referred to as "Casey"), for and in consideration of the mutual covenants hereinafter contained, agree as follows:

          1.    Employment  Agreement.  Harold's  and  Casey  are
parties  to an Employment Agreement dated February 1, 1998.   The
parties desire to amend the Employment Agreement, as set forth herein.

          2.    Amendment.   The base salary for Casey set  forth
in Section 2.01(a) is hereby increased from $220,000.00 per year to $300,000.00 per year, as of the Effective Date.

          3. Other Provisions. All other provisions of the Employment Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

                                   HAROLD'S STORES, INC.


                              By:
                                   H. RAINEY POWELL, President



                                   REBECCA POWELL CASEY




                        HAROLD G. POWELL
     EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENT



          THIS AGREEMENT, made and effective as of the 1st day of February, 1999, between HAROLD'S STORES, INC. ("Harold's"), and
HAROLD G. POWELL ("Powell"),

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

          2.02  Deferred  Compensation.   In  addition,  Harold's
agrees to deferred compensation for Powell in an amount of Twenty-Five Thousand Dollars ($25,000.00) per annum.

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

               2.02(b) Actuarial and Interest Assumptions. In computing monthly or other installments, calculations shall be made based on an assumed rate of interest equal to the one-year Treasury Bill Rate as of the date of termination. Actuarial assumptions shall be made by an actuary chosen by the Board of Harold's in its sole discretion. Any such actuary shall use the 1998 Unisex Mortality Tables. The Board shall have the authority to give the actuary any additional instructions needed to make necessary calculations.

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

          4.01 Duration. The Agreement shall extend from the date first above written until January 31, 2000, unless mutually extended by Powell and Harold's.

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

          THIS  CONTRACT signed this              day  of  April,
1999.



                                   HAROLD'S STORES, INC.


                         By:
                                   H. RAINEY POWELL, PRESIDENT


WITNESS:


                                   HAROLD G. POWELL




                       FIRST AMENDMENT TO
                      EMPLOYMENT AGREEMENT


     This FIRST AMENDMENT TO EMPLOYMENT AGREEMENT is made and entered into this day of May, 1999, to be effective the 1st day of May, 1999 (the "Effective Date"), by and between HAROLD'S STORES, INC. (hereinafter referred to as "Harold's") and H. RAINEY POWELL (hereinafter referred to as "Powell"), for and in consideration of the mutual covenants hereinafter contained, agree as follows:

          1.    Employment  Agreement.  Harold's and  Powell  are
parties  to an Employment Agreement dated February 1, 1998.   The
parties desire to amend the Employment Agreement, as set forth herein.

          2.    Amendment.   The base salary for Powell set forth
in Section 2.01(a) is hereby increased from $180,000.00 per year to $220,000.00 per year, as of the Effective Date.

          3. Other Provisions. All other provisions of the Employment Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

                                   HAROLD'S STORES, INC.


                              By:
                                   REBECCA P. CASEY,
                                   Chief Executive Officer



                                   H. RAINEY POWELL