Form 10-Q
period 1999-07-31
HAROLDS STORES INC
filed 1999-09-14
CIK 818682

17


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                        __________________________


                                 FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended                Commission File No. 1-
             July 31, 1999                                  10892


                           HAROLD'S STORES, INC.
          (Exact name of registrant as specified in its charter)



                 Oklahoma                               73-1308796
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

      765 Asp Norman, Oklahoma  73069                 (405) 329-4045
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

      As  of   August  26, 1999, the registrant had 6,075,272  shares  of
Common Stock outstanding.

                           Harold's Stores, Inc.
                                 Index to
                       Quarterly Report on Form 10-Q
                    For the Period Ended July 31, 1999


Part I. - FINANCIAL INFORMATION                                           Page

     Item 1.   Financial Statements

           Consolidated  Balance  Sheets - July 31,  1999  (unaudited)  and
           January 30, 1999                                                  3

           Consolidated Statements of Earnings -
                Thirteen  Weeks and Twenty-Six Weeks ended  July  31,  1999
                (unaudited) and August 1, 1998 (unaudited)                   5

           Consolidated Statements of Cash Flows -
                Twenty-Six Weeks ended July 31, 1999 (unaudited) and August
                1, 1998 (unaudited)                                          6

           Notes to Interim Consolidated Financial Statements                7

      Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 8

      Item 3.   Quantitative and Qualitative Disclosure about Market Risk   12

Part II - OTHER INFORMATION


      Item 1.   Legal Proceedings                                           14

      Item 4.   Submission of Matters to a Vote of Security Holders         14

      Item 6.   Exhibits and Reports on Form 8-K                            15

      Signature                                                             16

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                              (In Thousands)

                                             July 31, 1999    January 30, 1999
                                              (Unaudited)
 Current assets:

    Cash                                          $   482           450
    Trade accounts receivable, less
      allowance for doubtful accounts
      of $228 in July and $223 in January           5,981         6,335
    Other accounts receivable                       2,208         1,059
    Merchandise inventories                        33,457        29,486
    Prepaid expenses                                3,158         2,428
    Deferred income taxes                           1,268         1,268

    Total current assets                           46,554        41,026

 Property and equipment, at cost                   32,372        31,304
 Less accumulated depreciation and
   amortization                                   (12,333)     (10,671)

    Net property and equipment                     20,039        20,633

 Other receivables, non-current                     1,167         1,750
 Other assets                                         313           508


    Total assets                                  $68,073        63,917
























   See accompanying notes to interim consolidated financial statements.
                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In Thousands Except Share Data)

                                              July 31, 1999   January 30, 1999
                                               (Unaudited)
 Current liabilities:

    Current maturities of long-term debt           $    551           549
    Accounts payable                                  3,732         4,460
    Redeemable gift certificates                        308           782
    Accrued bonuses and payroll expenses              1,103         1,533
    Accrued rent expense                                357           178
    Income taxes payable                                 20           480

           Total current liabilities                  6,071         7,982

 Long-term debt, net of current maturities           21,763        16,330
 Deferred income taxes                                   84            84


 Stockholders' equity:

    Preferred stock of $.01 par value
      Authorized 1,000,000 shares; none issued            -             -
    Common stock of $.01 par value
      Authorized 25,000,000 shares; issued and
        outstanding 6,075,182 in July, 6,073,868
        in January                                       60            60
     Additional paid-in capital                      34,170        34,161
     Retained earnings                                5,925         5,300

       Total stockholders' equity                    40,155        39,521


       Total liabilities and stockholders' equity   $68,073        63,917


















   See accompanying notes to interim consolidated financial statements.
                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Thousands Except Share Data)


                                     13 Weeks Ended        26 Weeks Ended
                                    July 31, August 1,   July 31,  August 1,
                                      1999     1998        1999      1998
                                                  (Unaudited)

 Sales                                29,828    27,714     65,128     61,255

 Costs and expenses:
    Cost of goods sold (including
      occupancy and central  buying
      expenses, exclusive of items
      shown separately below)         19,310    18,226     42,530     40,543

    Selling, general and
      administrative expenses          9,113     7,893     18,943     17 205

    Depreciation and amortization      1,084       943      2,233      1,861

    Interest expense                     182       196        398        423


                                      29,689    27,258     64,104     60,032

 Earnings before income taxes and
    cumulative effect of change in
    accounting principle                 139       456      1,024      1,223

    Provision for income taxes            45       183        399        489

 Earnings before cumulative effect
    of change in accounting principle     94       273        625        734

    Cumulative effect of change in
      accounting principle                 -         -          -         50

 Net earnings                             94       273        625        684

 Net earnings per common share
   before cumulative effect of
   change in accounting principle:
    Basic and diluted                   0.02      0.05       0.10       0.12

 Net earnings per common share:
    Basic and diluted                   0.02      0.05       0.10       0.11

 Weighted average number of
    common shares - basic          6,075,041 6,063,786  6,074,499  6,057,403










   See accompanying notes to interim consolidated financial statements.

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                            26 Weeks        26 Weeks
                                               Ended           Ended
                                       July 31, 1999  August 1, 1998
                                                  (Unaudited)
 Cash flows from operating activities:
 Net earnings                               $    625        $    684
 Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization              2,233           1,861
    Gain on sale of assets                        (4)            (10)
    Shares issued under employee
      incentive plan                               9             188
    Changes in assets and liabilities:
       Increase in trade and other
         accounts receivable                    (795)            (64)
       Decrease (increase) in
         merchandise inventories              (3,971)            857
       Decrease in other assets                  195             292
       Decrease (increase) in prepaid
         expenses                               (730)            253
       Decrease in prepaid income tax              -             684
       Decrease in accounts payable             (728)            (51)
       Decrease in income taxes payable         (460)              -
       Decrease in accrued expenses             (725)           (151)

 Net cash  provided by (used in)
    operating activities                      (4,351)          4,543

 Cash flows from investing activities:
    Acquisition of property and equipment     (1,642)         (2,511)
    Proceeds from disposal of property
      and equipment                                7              48
    Payment of principal on term loan            583             232

 Net cash used in investing activities        (1,052)         (2,231)

 Cash flows from financing activities:
    Advances on revolving line of credit      27,367          20,832
    Payments on revolving line of credit     (21,252)        (22,280)
    Payments on long-term debt                  (680)           (944)

 Net cash (used in) provided by
    financing activities                       5,435          (2,392)

 Increase (decrease) in cash                      32             (80)
 Cash at beginning of period                     450             130
 Cash at end of period                      $    482        $     50










   See accompanying notes to interim consolidated financial statements.

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     July 31, 1999 and August 1, 1998
                                (Unaudited)


1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 31, 1999 and the results of its operations and cash flows for the thirteen week periods and twenty-six week periods ended July 31, 1999 and August 1, 1998. The results of operations for the thirteen week periods and twenty-six week periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

      The Company has a 52-53 week fiscal year that ends on the Saturday closest to January 31. The period from January 31, 1999 through January 29, 2000 has been designated as fiscal 2000.

3.   Net Earnings Per Common Share

      Basic earnings per common share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

                                13 Weeks   13 Weeks   26 Weeks   26 Weeks
                                 ended      ended      ended       ended
                                July 31,  August 1,   July 31,   August 1,
                                  1999       1998       1999       1998
                              (Amounts in thousands, except per share data)

Net earnings applicable to
  common shares, basic
  and diluted                          94        273        625        684

Weighted average number of
  common shares outstanding -
  basic                             6,075      6,064      6,074      6,057
Dilutive effect of potential
  common shares issuable upon
  exercise of employee stock
  options                               9         18         10         13

Weighted average number of
  common shares outstanding -       6,084      6,082      6,084      6,070
  diluted

Net earnings per common share:
     Basic and Diluted              $0.02      $0.05      $0.10      $0.11

      Options to purchase 704,977 and 572,399 shares of common stock at prices ranging from $7.38 to $16.71 were outstanding on July 31, 1999, and August 1, 1998, respectively, but were not included in the computation of earnings per share because the options' exercise price was greater than average market price of common shares. The options expire through the year 2009.


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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is currently evaluating the impact of this standard and believes its adoption will not materially affect the Company's consolidated financial position or results of operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentage of sales represented by items in the Company's statement of earnings:

                                  13 Weeks Ended          26 Weeks Ended
                               July 31,     August 1,   July 31,   August 1,
                                   1999          1998       1999        1998

 Sales                            100.0%       100.0%     100.0%      100.0%

 Cost of goods sold
   (including occupancy and
   central buying expenses,
   exclusive of items shown
   separately below)              (64.7)       (65.8)     (65.3)      (66.2)

 Selling, general and
   administrative expenses        (30.6)       (28.5)     (29.1)      (28.1)

 Depreciation and
   amortization                    (3.6)        (3.4)      (3.4)       (3.0)

 Interest expense                  (0.6)        (0.7)      (0.6)       (0.7)

 Earnings before income
   taxes and cumulative
   effect of change in
   accounting principle             0.5          1.6        1.6         2.0

 Provision for income taxes        (0.2)        (0.6)      (0.6)       (0.8)

 Earnings before cumulative
   effect of change in
   accounting principle             0.3          1.0        1.0         1.2

 Cumulative effect of change
   in accounting principle            -            -          -        (0.1)

 Net earnings                       0.3%         1.0%       1.0%        1.1%

     The following table reflects the sources of the increases in Company sales for the periods indicated:

                                    13 Weeks Ended         26 Weeks Ended
                                 July 31,    August 1,    July 31,   August 1,
                                     1999         1998        1999        1998

 Store sales (000's)              $28,697       26,015      61,851      56,480
 Catalog sales (000's)            $ 1,131        1,699       3,277       4,775

 Sales (000's)                    $29,828       27,714      65,128      61,255

 Total sales growth                  7.5%         3.3%        6.3%       10.9%
 Growth in comparable store          1.3%        (4.3)%       1.9%       (2.6)%
 sales (52 week basis)
 Growth in catalog sales           (33.4)%       (7.2)%     (31.4)%       3.6%

 Store locations:
 Existing stores                       46           42          44          41
 Stores closed                          -            -          (1)          -
 New stores opened                      2            -           5           1
    Total stores at end of
      period                           48           42          48          42


       The Company opened two new locations (Houston, Texas and Indianapolis, Indiana) during the thirteen weeks ended July 31, 1999 as compared to relocating one location (the Galleria mall store in Dallas, Texas) to a larger location in the comparable period of the prior year. During the twenty-six weeks ended July 31, 1999, the Company opened five new store locations (Palo Alto, California; Tampa, Florida; Southlake, Texas; Houston, Texas and Indianapolis, Indiana), as compared to the opening of one store (San Antonio, Texas) in the same period of the prior year. The opening of new stores and expansion of existing stores contributed to total sales growth for the second quarter and the twenty-six weeks ended July 31, 1999. This growth was partially offset by a decrease in catalog sales. Catalog sales declined during the twenty-six week period ended July 31, 1999 as compared to the same period of the prior year as a result of a strategic initiative to reduce by 14% the total number of catalogs circulated during the period.

      Comparable stores sales increased during the second quarter and twenty-six week period of fiscal 2000, as compared to the same periods of fiscal 1999. The Company believes the increase experienced in comparable store sales during the periods was primarily attributable to improved customer acceptance of product offerings.

      The Company's gross margin was 35.3% for the second quarter of fiscal 2000, as compared to 34.2% in the same period of last year. The gross margin also increased for the twenty-six week period ended July 31, 1999 to 34.7%, from 33.8% in the same period of last year. The increase in gross margin for both periods can be primarily attributed to improved inventory management, increased initial margins.

      Selling, general and administrative expenses (including advertising and catalog production costs) increased 2.1% of sales from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 and 1.0% of sales for the twenty-six weeks ended July 31, 1999 as compared to the same period of the prior year. The increase was principally the result of increased selling expenses and expenses incurred toward new store openings.

      The average balance on total outstanding debt was $18,368,000 for the second quarter ended July 31, 1999 compared to $17,400,000 for the second quarter of fiscal 1999. This increase in average balances resulted principally from increases in working capital needs. Average interest rates on the Company's line of credit were approximately the same for the quarter ended July 31, 1999 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the twenty-six weeks ended July 31, 1999, net cash used in operating activities was $4,351,000 as compared to net cash provided by operating activities of $4,543,000 for the same period of fiscal 1999. The significant decrease can be primarily attributed to a $3,971,000 increase in the Company's inventories for the twenty-six weeks ended July 31, 1999 as compared to a decrease of $857,000 for the same period of fiscal 1999. Management expects the dollar amounts of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores with related increases in trade accounts receivable and accounts payable. Period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      In addition, the difference in cash flows from operating activities is partially due to (i) the timing of cash disbursements as reflected in a decrease in accounts payable of $728,000 for the twenty-six weeks ended July 31, 1999 as compared to a decrease in accounts payable of $51,000 during the same period of fiscal 1999 and (ii) a decrease in accrued expenses of $725,000 for the twenty-six weeks ended July 31, 1999 compared to a decrease in accrued expenses of $151,000 during the same period of fiscal 1999.

     Cash Flows From Investing Activities. For the twenty-six weeks ended July 31, 1999, net cash used in investing activities totaled $1,052,000 compared to net cash used in investing activities of $2,231,000 for the same period in fiscal 1999. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the twenty-six weeks ended July 31, 1999, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $14,507,000 and $12,451,000 for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively. During the twenty-six weeks ended July 31, 1999, this line of credit had a high balance of $18,984,000 and a high balance of 15,036,000 for the twenty-six weeks ended August 1, 1998. The balance outstanding on July 31, 1999 was $18,984,000 compared to $13,588,000 on August 1, 1998.

     Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                          January 30,      July 31,   August 1,
                                 1999          1999        1998

 Working capital (000's)      $33,044       $40,483     $33,914
 Current ratio                 5.14:1        7.67:1      5.70:1
 Ratio of working capital
   to total assets              .52:1         .59:1       .54:1
 Ratio of total debt to
   stockholders' equity         .43:1         .56:1       .48:1

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

        All computer hardware in the Company's corporate office and distribution center that was not Year 2000 compliant has been remediated or replaced, and all computer hardware in the Company's retail stores that was not Year 2000 compliant was remediated or replaced by the end of the second quarter of fiscal 2000. Of those software systems that were found not to be Year 2000 compliant, substantially all material systems have been remediated or replaced by Year 2000 compliant software as of the date of this report.

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

       The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Assessment of third party Year 2000 readiness of those third parties whose services are most significant to the Company's business was substantially completed by the end of the second quarter of fiscal 2000. The Company intends to continue to monitor the Year 2000 readiness of its key suppliers of its goods and services. Potential interruptions of such third parties' businesses or services to the Company resulting from Year 2000 issues will be addressed in the Company's contingency planning efforts, discussed below. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations.

       The Company's Year 2000 compliance project also includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. Such contingency plans were substantially developed by the end of the second quarter of fiscal 2000.

 The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers and factories. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center.

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

Interest Rate

      At July 31, 1999, the Company had long-term debt outstanding of approximately $22.3 million. Of this amount, $1.8 million bears interest at a weighted average fixed rate of 8.07%. The remaining $20.5 million bears interest at variable rates which averaged approximately 6.34% at July 31, 1999. A 10% increase in short-term interest rates on the variable rate debt outstanding at July 31, 1999 would approximate 63 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $65,000 during the remainder of fiscal 2000 assuming borrowed amounts remain outstanding.

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

      The table below provides information about the Company's foreign exchange forward contracts as of July 31, 1999 and August 1, 1998, respectively:



                             July 31, 1999                 August 1, 1998
                               Notional                        Notional
                               Amount of                       Amount of
                               Forward                         Forward
                    Average    Contract             Average    Contract
                    Contract   in U.S.     Fair     Contract   in U.S.    Fair
                      Rate     Dollars     Value     Rate      Dollars    Value

Foreign Exchange
  forward contracts
   Italian lira      $1,840  $2,074,276  $2,159,055  $  -      $  -       $  -


                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 1999 Annual Meeting of Shareholders of the Company was held on June 25, 1999. The following matters were submitted to a vote of the Company's shareholders:

     1. The election of ten directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected
and  qualified.   The results of the election for each director  were  as
follows:

        Director                      Votes For       Votes Withheld

        Harold G. Powell              5,651,786           32,207

        Rebecca Powell Casey          5,651,814           32,179

        H. Rainey Powell              5,651,751           32,242

        Kenneth C. Row                5,653,281           30,712

        Michael T. Casey              5,650,998           32,995

        Robert B. Cullum, Jr.         5,653,281           30,712

        Lisa Powell Hunt              5,643,603           40,390

        W. Howard Lester              5,646,192           37,801

        Gary C. Rawlinson             5,653,281           30,712

        William F. Weitzel            5,653,281           30,712





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  The following exhibits are filed as part of this Form 10-Q:


No.                     Description

10.1* Third Amendment to the Third Amended and Restated Credit Agreement
      dated June 30, 1999 between Registrant and NationsBank.
27.1  Financial Data Schedule


     (b) Reports on Form 8-K; There were no reports on Form 8-K filed by the Company during the fiscal quarter ended July 31, 1999.

___________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



                             INDEX TO EXHIBITS

                                Description

No.

10.1* Third Amendment to the Third Amended  and  Restated  Credit
      Agreement dated June 30, 1999 between Registrant and NationsBank

27.1  Financial Data Schedule


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


Date:     September 13, 1999