Form 10-Q
period 1999-10-30
HAROLDS STORES INC
filed 1999-12-14
CIK 818682

14
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30,     Commission File No.  1-
1999                                                             10892

                                  OR

      [    ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



                        HAROLD'S STORES, INC.
        (Exact name of registrant as specified in its charter)



        Oklahoma                                     73-1308796
    (State or other                                (IRS Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

765 Asp Norman, Oklahoma                           (405)329-4045
         73069                                (Registrant's telephone
 (Address of  principal                               number,
   executive offices)                           including area code)
       (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   [X]                      No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 1999, the registrant had 6,075,272 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                  For the Period Ended October 30, 1999


Part I - FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets - October 30, 1999 (unaudited) and     3
          January 30, 1999

        Consolidated Statements of Earnings -
          Thirteen Weeks and Thirty-nine Weeks ended October 30,
          1999 (unaudited) and October 31, 1998 (unaudited)                5

        Consolidated Statements of Cash Flows -
          Thirty-nine Weeks ended October 30, 1999 (unaudited) and
          October 31, 1998 (unaudited)                                     6

        Notes to Interim Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            8

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

        Signatures                                                        14


           HAROLD'S STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                           ASSETS
                       (In Thousands)

                                         October 30, January 30,
                                             1999      1999
                                         (Unaudited)

Current assets:

Cash                                       $ 1,206     $  450
Trade accounts receivable, less
allowance for doubtful accounts
of $233 in October and $223 in
January                                      6,910      6,335
Other accounts receivable                    1,769      1,059
Merchandise inventories                     40,606     29,486
Prepaid expenses                             3,246      2,428
Prepaid income tax                             289          -
Deferred income taxes                        1,268      1,268

Total current assets                        55,294     41,026

Property and equipment, at cost             35,083     31,304
Less accumulated depreciation
and amortization                           (13,160)   (10,671)

Net property and equipment                  21,923     20,633

Other receivables, non-current               1,052      1,750
Other assets                                    87        508

Total assets                               $78,356    $63,917






















   See accompanying notes to interim consolidated financial statements.



           HAROLD'S STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            LIABILITIES AND STOCKHOLDERS' EQUITY
              (In Thousands Except Share Data)

                                         October 30, January 30,
                                             1999       1999
                                         (Unaudited)

Current liabilities:

Accounts payable                            $ 6,989  $ 4,460
Redeemable gift certificates                    244      782
Accrued bonuses and payroll
expenses                                      1,101    1,533
Accrued rent expense                            644      178
Income taxes payable                              -      480
Current maturities of long-term
debt                                            555      549

Total current liabilities                     9,533    7,982

Long-term debt, net of current
maturities                                   29,049   16,330
Deferred income taxes                            84       84


Stockholders' equity:

Preferred stock of $.01 par
value
 Authorized 1,000,000 shares;
 none issued                                      -        -
Common stock of $.01 par value
 Authorized 25,000,000 shares;
   issued and outstanding
   6,075,182 in October,
   6,073,868 in January                          60       60
Additional paid-in capital                   34,170   34,161
Retained earnings                             5,460    5,300

Total stockholders' equity                   39,690   39,521

Total liabilities and
stockholders' equity                        $78,356  $63,917

















   See accompanying notes to interim consolidated financial statements.

             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
              (In Thousands Except Per Share Data)

                                13 Weeks Ended           39 Weeks Ended
                           October 30,  October 31,  October 30, October 31,
                              1999         1998          1999        1998
                                              (Unaudited)

Sales                           $32,814    $32,220     $97,942    $93,475

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items
shown separately below)          22,473     20,835      65,003     61,378

Selling, general and
administrative expenses           9,716      8,862      28,659     26,067

Depreciation and amortization     1,050        974       3,283      2,835

Interest expense                    336        200         734        623

                                 33,575     30,871      97,679     90,903

Earnings (loss) before income
taxes and cumulative effect
of change in accounting
principle                          (761)     1,349         263      2,572

Provision (benefit) for
income taxes                       (296)       520         103      1,009

Earnings (loss) before
cumulative effect of change
in accounting principle            (465)       829         160      1,563

Cumulative effect of change
in accounting principle               -          -           -         50

Net earnings (loss)               $(465)    $  829      $  160    $ 1,513

Net earnings (loss) per common
share before cumulative
effect of change in
accounting principle:
Basic and diluted                $(0.08)    $ 0.14      $ 0.03    $  0.26

Net earnings (loss) per common
share:
Basic and diluted                $(0.08)    $ 0.14      $ 0.03    $  0.25

Weighted average number of
common shares - basic             6,075      6,073       6,075      6,063










   See accompanying notes to interim consolidated financial statements.

           HAROLD'S STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)

                                           39 Weeks Ended
                                      October 30, October 31,
                                          1999       1998
                                             (Unaudited)

Cash flows from operating
activities:
Net earnings                              $   160    $ 1,513
Adjustments to reconcile net
earnings to net cash provided by
(used in) operating activities:
Depreciation and amortization               3,283      2,835
Loss (gain) on sale of assets                  (4)        10
Shares issued under employee
incentive plan                                  9        215
Changes in assets and
liabilities:
Increase in trade and other
accounts receivable                        (1,285)      (907)
Decrease (increase) in
merchandise inventories                   (11,120)       268
Decrease (increase) in other
assets                                        421       (162)
Increase in prepaid expenses                 (818)       (17)
Decrease (increase) in prepaid
income tax                                   (289)       890
Increase in accounts payable                2,529        483
Decrease in income taxes payable             (480)         -
Increase (decrease) in accrued
expenses                                     (503)       889

Net cash provided by (used in)
operating activities                       (8,097)     6,017

Cash flows from investing
activities:
Acquisition of property and
equipment                                  (4,576)    (3,951)
Proceeds from disposal of
property and equipment                          7         48
Payment of principal on term
loan to others                                698        337

Net cash used in investing
activities                                 (3,871)    (3,566)

Cash flows from financing
activities:
Advances on revolving line of
credit                                     42,284     34,030
Payments on revolving line of             (28,735    (32,732
credit                                    (28,735    (32,732)
Payments of long-term debt                   (825)    (1,269)

Net cash provided by financing
activities                                 12,724         29

Increase in cash and cash
equivalents                                   756      2,480
Cash and cash equivalents at
beginning of period                           450        130
Cash and cash equivalents at end
of period                                 $ 1,206    $ 2,610









   See accompanying notes to interim consolidated financial statements.

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   October 30, 1999 and October 31, 1998
                                (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 30, 1999 and the results of its operations and cash flows for the thirteen-week periods and thirty-nine week periods ended October 30, 1999 and October 31, 1998. The results of operations for the thirteen-week periods and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

      The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 31, 1999 through January 29, 2000, has been designated as fiscal 2000.

3.   Impact of New Accounting Pronouncement

     During the thirteen weeks ended May 2, 1998, the Company elected early adoption of The American Institute of Certified Public Accountants
Statement  of  Position  (SOP) 98-5 "Reporting on  the  Costs  of  Start-Up
Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle. Had the Company not elected early adoption of SOP 98-5, net earnings would have increased by $12,000 for the thirteen weeks ended May 2, 1998.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. The Company will adopt this new standard effective February 1, 2001, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operations.

4.   Derivatives

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any
other  report of the Company are forward-looking statements.   The  Private
Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without
limitation,   the   following:   consumer  spending  trends   and   habits;
competition  in  the  retail clothing segment; weather  conditions  in  the
Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in
accounting  policies.   In addition, the Company disclaims  any  intent  or
obligation to update those forward-looking statements.

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.


             HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

                                13 Weeks Ended          39 Weeks Ended
                            October 30, October 31, October 30, October 31,
                                1999        1998        1999        1998

Sales                           100.0%      100.0%      100.0%      100.0%

Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items
shown separately below)         (68.5)      (64.7)      (66.4)      (65.7)

Selling, general and
administrative expenses         (29.6)      (27.5)      (29.2)      (27.9)

Depreciation and amortization    (3.2)       (3.0)       (3.4)       (3.0)

Interest expense                 (1.0)       (0.6)       (0.7)       (0.6)

Earnings (loss) before income
taxes and cumulative effect
of change in accounting
principle                        (2.3)        4.2         0.3         2.8

(Provision) benefit for
income taxes                      0.9        (1.6)       (0.1)       (1.1)

Earnings (loss) before
cumulative effect of change
in accounting principle          (1.4)        2.6         0.2         1.7

Cumulative effect of change
in accounting principle             -           -           -        (0.1)

Net earnings (loss)              (1.4)%       2.6%        0.2%        1.6%


      The following table reflects the sources of the increases in Company sales for the periods indicated.

                               13 Weeks Ended          39 Weeks Ended
                           October 30, October 31, October 30, October 31,
                              1999        1998        1999        1998

Store sales (000's)            31,812     30,491      93,662      86,972
Catalog sales (000's)           1,002      1,729       4,280       6,503

Net sales (000's)              32,814     32,220      97,942      93,475

Total sales growth               1.8%       0.8%        4.8%        7.2%
Decrease in comparable store
sales
(52 week basis)                 (8.8)%     (3.5)%      (2.0)%      (2.9)%
Decrease in catalog sales      (42.0)%    (28.6)%     (34.2)%      (7.5)%

Store locations:
Existing stores                    48         42          44          41
Stores closed                       -          -          (1)          -
New stores opened                   3          -           8           1
Total stores at end of period      51         42          51          42


      The Company opened three new locations (Atlanta, Georgia; Phoenix, Arizona; and Williamsburg, Virginia) and relocated two stores (Utica Square in Tulsa, Oklahoma and the Sealy outlet from Houston to Katy, Texas) during the thirteen weeks ended October 30, 1999 as compared to the opening of no new locations in the comparable period of the prior year. During the thirty-nine weeks ended October 30, 1999, the Company opened eight new store locations (Palo Alto, California; Tampa, Florida; Southlake, Texas; Houston, Texas; Indianapolis, Indiana; Atlanta, Georgia; Phoenix, Arizona; and Williamsburg, Virginia), as compared to the opening of one store (San Antonio, Texas) in the same period of the prior year. The opening of new stores and expansion of existing stores contributed to total sales growth for the third quarter and the thirty-nine weeks ended October 30, 1999. This growth was partially offset by a decrease in catalog sales. Catalog sales declined during the thirty-nine week period ended October 30, 1999 as compared to the same period of the prior year as a result of a strategic initiative to reduce the total number of catalogs circulated during the period.

     Comparable stores sales decreased during the third quarter and thirty-nine week period of fiscal 2000, as compared to the same periods of fiscal 1999. The Company believes the decrease experienced in comparable store sales during the periods was primarily attributable to lack of customer acceptance of the Company's ladies' merchandise assortment.

      The Company's gross margin was 31.5% for the third quarter of fiscal 2000, as compared to 35.3% in the same period of last year. The gross margin also decreased for the thirty-nine week period ended October 30, 1999 to 33.6%, from 34.3% in the same period of last year. The decrease in gross margin for both periods can be primarily attributed to aggressive markdowns taken as the ladies' sales trends slowed. In addition, occupancy costs did not leverage as planned due to the sales shortfall during the period.

      Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales increased 2.1 percentage points from the third quarter of fiscal 1999 to the third quarter of fiscal 2000 and 1.3 percentage points for the thirty-nine weeks ended October 30, 1999 as compared to the same period of the prior year. The increase was principally the result of increased selling expenses and expenses incurred toward new store openings. Other factors included were increased advertising and catalog production costs as a percent of sales and some one-time expenses incurred to position the Company for future growth and improved profitability. These one-time expenses included severance costs associated with corporate cut-backs, recruiting fees related to the hiring of a new General Merchandise Manager, and consulting fees related to a real estate demographic study on current and future real estate locations.

      The average balance of total outstanding debt was $27,100,000 for the quarter ended October 30, 1999 compared to $17,700,000 for the third quarter of fiscal 1999. This increase in average balances resulted principally from increases in working capital needs. Average interest rates on the Company's line of credit were approximately the same for the quarter ended October 30, 1999 and the comparable quarter in the prior fiscal year. As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense.

Capital Expenditures, Capital Resources and Liquidity

     Cash Flows From Operating Activities. For the thirty-nine weeks ended October 30, 1999, net cash used in operating activities was $8,097,000 as compared to net cash provided by operating activities of $6,017,000 for the same period of fiscal 1999. The significant decrease can be primarily attributed to an increase of $11,120,000 in the Company's inventories for the thirty-nine weeks ended October 30, 1999 as compared to a decrease of $268,000 for the same period of fiscal 1999. This increase is partially attributable to new store openings. Management expects the dollar amounts of the Company's merchandise inventories to increase with the expansion of its product development programs, private label merchandise and chain of retail stores with related increases in trade accounts receivable and accounts payable. Also, period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     In addition, the difference in cash flows from operating activities is partially due to (i) the timing of cash disbursements as reflected in an increase in accounts payable of $2,529,000 for the thirty-nine weeks ended October 30, 1999 as compared to an increase in accounts payable of $483,000 during the same period of fiscal 1999, (ii) a decrease in income taxes payable of $480,000 for the thirty-nine weeks ended October 30, 1999 compared to no change in income taxes payable during the same period of fiscal 1999, and (iii) a decrease in accrued expenses of $503,000 for the thirty-nine weeks ended October 30, 1999 compared to an increase in accrued expenses of $889,000 during the same period of fiscal 1999.

      Cash Flows From Investing Activities. For the thirty-nine weeks ended October 30, 1999, net cash used in investing activities totaled $3,871,000 compared to net cash used in investing activities of $3,566,000 for the same period in fiscal 1999. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During the thirty-nine weeks ended October 30, 1999, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $17,595,000 and $13,162,000 for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. During the thirty-nine weeks ended October 30, 1999, this line of credit had a high balance of $27,362,000 and a high balance of $16,439,000 for the thirty-nine weeks ended October 31, 1998. The balance outstanding on October 30, 1999 was $26,421,000 compared to $16,334,000 on October 31, 1998.

     Liquidity.   The  Company  considers  the  following  as  measures  of
liquidity and capital resources as of the dates indicated:

                           January 30, October 30, October 31,
                               1999        1999        1998

Working capital (000's)       $33,044     $45,761     $36,399
Current ratio                  5.14:1      5.80:1      5.14:1
Ratio of working capital
to total assets                 .52:1       .58:1       .54:1
Ratio of total debt to
stockholders' equity            .43:1       .75:1       .54:1


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

Inflation

     Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. Inflation has had no meaningful effect on the Company's operations.

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

        All computer hardware in the Company's corporate office and distribution center that was not Year 2000 compliant has been remediated or replaced, and all computer hardware in the Company's retail stores that was not Year 2000 compliant was remediated or replaced by the end of the second quarter of fiscal 2000. Of those software systems that were found not to be Year 2000 compliant, all material systems have been remediated or replaced by Year 2000 compliant software as of the date of this report.

       Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The Company estimates that the total cost of managing its Year 2000 project, remediating existing systems and replacing or upgrading non-compliant systems, is approximately $2 million, of which approximately $500,000 is anticipated to be expended in fiscal 2000. This approximately $2 million of costs principally relates to the purchase of new capitalizable software and hardware investments.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  The following exhibit is filed as part of this Form 10-Q:

          No.   Description

          27.1  Financial Data Schedule

     (b) Reports on Form 8-K: A Form 8-K/A was filed on October 8, 1999, with the Securities and Exchange Commission ("SEC") regarding the Registrant's change in independent public accountant. This Form 8-K/A amended a Form 8-K filed on October 1, 1999, with the SEC, to include specific information required by Regulation S-K which was previously omitted.


                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                           HAROLD'S STORES, INC.
                          By:/s/H. Rainey Powell
                             H. Rainey Powell
                    President, Chief Operating Officer

                           By:/s/Jodi L. Taylor
                              Jodi L. Taylor
                          Chief Financial Officer


Date:  December 14, 1999

                             INDEX TO EXHIBITS

           No.   Description

           27.1  Financial Data Schedule