Form 10-K
period 2000-01-29
HAROLDS STORES INC
filed 2000-04-28
CIK 818682

25

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           __________________________

                                          FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the fiscal year ended January            Commission File No. 1-
                29, 2000                                  10892

                              HAROLD'S STORES, INC.
             (Exact name of registrant as specified in its charter)

                 Oklahoma                               73-1308796
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

     765 Asp Norman, Oklahoma  73069                  (405) 329-4045
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


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

      At March 13, 2000 the aggregate market value of the Registrant's Common Stock held by non-affiliates was $11,159,839 based on a value of $3.375 per share, the closing price of Common Stock as quoted by the American Stock Exchange on that date.

      On   March 13, 2000 the registrant had 6,075,272 shares of Common  Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 2000 ("Annual Report") are incorporated by reference into Part II.

      Portions  of the Registrant's Proxy Statement for the Annual Meeting  of
Stockholders  to be held June 22, 2000  ("Proxy   Statement") are incorporated
by reference into Part III.

                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                       Annual Report on Form 10-K
                 For the Period Ended January 29, 2000


Part
I.

     Item  1. Business                                                     3

     Item  2. Properties                                                   8

     Item  3. Legal Proceedings                                            9

     Item  4. Submission of Matters to a Vote of Security Holders         10

Part II.

     Item  5. Market for the Registrant's Common Stock and Related
              Stockholder Matters                                         10

     Item  6. Selected Consolidated Financial Data                        11

     Item  7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12

     Item  7a.Quantitative and Qualitative Disclosure about Market Risk   15

     Item  8. Consolidated Financial Statements and Supplementary Data    16

     Item  9. Changes in and Disagreements with Accoutants on Accounting
              and Consolidated Financial Disclosure                       16

Part III.

     Item  10.Directors and Executive Officers of the Registrant          16

     Item  11.Executive Compensation                                      16

     Item  12.Security Ownership of Certain Beneficial Owners and
              Management                                                  16

     Item  13.Certain Relationships and Related Transactions              16

Part IV.

     Item  14.Exhibits, Consolidated Financial Statement Schedule
              and Reports on Form 8-K                                     17

Signatures                                                                18

                                     PART I.

ITEM 1.   BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a 51-store location chain of women's and men's specialty apparel stores in 22 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 20 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 90% of sales consists of the Company's designs controlled by Harold's own stylists and designers and resourced by Harold's buyers from domestic, European and Asian manufacturers. The remainder consists of branded merchandise selected to complement Harold's merchandise presentation. See "Business- Product Development and Sourcing Programs."

      The Company's 51 stores are comprised of 30 full-line women's and men's apparel stores, six stores which have a product line principally of ladies' apparel with a limited presentation of men's sportswear featuring the Company's Old School Clothing brand, nine stores featuring women's apparel only and six outlet stores to clear markdowns and slow-moving merchandise, in addition to some merchandise produced specifically for the outlets. In addition to the stores, the Company has a direct response "mail order" catalog business and also sells merchandise online at www.harolds.com. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

     There was a decline in comparable store sales of 3.1% for fiscal 2000, compared to a decline of 1.3% for fiscal 1999. The Company believes that the declines experienced in comparable store sales during fiscal 2000 were primarily attributable to disappointing sales in our fall and holiday merchandise combined with winter storms that severely impacted our January business. The Company's average sales per square foot for stores open during the entire fiscal year were $481 and $506 for fiscal 2000 and fiscal 1999, respectively. The Company believes sales per square foot are higher than industry averages for most similar stores.

      The Company believes that its future success will be achieved by expanding the number of its women's and men's apparel stores and increasing sales momentum at existing stores. The Company is engaged in an aggressive expansion program, adding in the aggregate 13 retail stores during fiscal 1999 and fiscal 2000.

      The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. Thus far during fiscal 2001, the Company has opened a new store in Dawsonville, Georgia and anticipates opening a total of two stores during the fiscal year plus one relocation of an existing store. See Management's Discussion and Analysis - Liquidity and Note 5 to the consolidated financial statements for further information.

      The Company operates on a 52-53 week fiscal year, which ends on the Saturday closest to January 31. References herein to fiscal 2001, fiscal 2000, fiscal 1999, and fiscal 1998 refer to the fiscal years ended February 3, 2001, January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

Retail Merchandising

     The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic
styles.   A  fundamental feature of the Company's marketing  strategy  is  the development of original exclusive and semi-exclusive apparel items. The Company estimates that more than 90% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In fiscal 2000, women's apparel accounted for approximately 78% of sales as compared to 79% for fiscal 1999.

      The men's apparel product line includes tailored clothing, furnishings, sportswear, and shoes. The style is principally what is known in the apparel trade as "updated traditional," classic styling with a contemporary influence. The young executive and college markets account for a substantial portion of the Company's men's store sales. In fiscal 2000, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In fiscal 2000, men's apparel accounted for approximately 22% of sales as compared to 21% for fiscal 1999.

      The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three fiscal years:


                        Fiscal 2000      Fiscal 1999       Fiscal 1998
                                 (Dollar amounts in thousands)

Women's Merchandise
 Sportswear and
   Accessories        $96,694   71.0%  $91,678   70.9%   $82,031    68.4%
 Handbags and Belts     3,242    2.3     3,583    2.8      4,204     3.5
 Shoes                  6,512    4.8     6,243    4.8      5,899     4.9

Men's Merchandise
Suits, Sportcoats,
Slacks and Furnishings 11,936    8.8    11,552    8.9     10,762     9.0
 Sportswear and        15,982   11.7    14,309   11.1     14,894    12.4
Accessories
 Shoes                  1,267    0.9     1,149    0.9      1,218     1.0

Other                     629    0.5       710    0.6        911     0.8

   Total:            $136,262  100.0% $129,224  100.0%  $119,919   100.0%

Company Stores

      The Company's 51 stores range in size from 2,100 to 15,000 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of January 29, 2000, with selected information for each location. Product lines in the table are defined as follows:

          W/M    Stores with the Company's full-line women's
                 and men's apparel.
         W/OS    Stores with the Company's full-line women's
                 apparel and also featuring the Company's "Old
                 School Clothing Company" concept.
            W    Stores featuring women's apparel only.

Metropolitan                                           Product   Square
    Area             Location       Type of Location    Lines    Footage
Atlanta, GA      Lenox Square       Regional             W/M      6,861
                                    Shopping Center
Atlanta, GA      Park Place         Specialty Center      W       3,413
Austin, TX       Arboretum Market   Specialty Center     W/OS     3,800
                 Place
Austin, TX(1)    8611 N. Mopac      Free Standing        W/M     13,200
                 Expressway
Baton Rouge,     Citiplace Market   Specialty Center     W/M      5,200
LA               Center
Birmingham,      The Summit         Specialty Center     W/M      5,500
AL               Shopping Center
Buford, GA       Mall of Georgia    Regional             W/M      6,000
(Atlanta metro)                     Shopping Center
Charlotte, NC    Shops on the       Specialty Center      W       4,000
                 Park
Columbus, OH     The Mall at        Regional             W/M      6,000
                 Tuttle Crossing    Shopping Center
Cordova, TN      Wolfchase          Regional             W/M      6,302
(Memphis Metro)  Galleria           Shopping Center
Dallas, TX       Dallas Galleria    Regional             W/M      7,058
                                    Shopping Center
Dallas, TX       Highland Park      Specialty Center     W/M      7,503
                 Village
Ft. Worth, TX    University Park    Specialty Center     W/M      6,000
                 Village
Greenville, SC   Greenville Mall    Regional             W/OS     5,076
                                    Shopping Center
Hillsboro,       Hillsboro Outlet   Outlet Center        W/M      5,160
TX(1)            Mall
Houston, TX      Highland Village   Specialty Center     W/M      6,189
Houston, TX      Town and Country   Specialty Center     W/M      5,883
                 Village
Houston, TX      Champions Forest   Specialty Center     W/M      5,500
                 Plaza
Indianapolis,    Keystone Fashion   Regional             W/M      4,000
IN               Mall               Shopping Center
Jackson, MS      The Rogue          Free Standing         W       2,100
                 Compound
Kansas City,     Country Club       Regional              W       4,155
MO               Plaza              Shopping Center
Katy, TX(1)      Katy Mills         Regional Outlet      W/M     10,278
(Houston metro)  Outlet             Center
Leawood, KS      Town Center        Regional             W/M      5,000
(Kansas          Plaza              Shopping Center
  City metro)
Littleton, CO    Park Meadows       Regional             W/M      5,465
 (Denver metro)  Mall               Shopping Center
Louisville,      Mall St.           Regional             W/OS     4,292
KY               Matthews           Shopping Center
Lubbock, TX      8201 Quaker        Specialty Center     W/M      3,897
                 Avenue
Marietta, GA     The Avenue East    Specialty Center     W/M      5,000
(Atlanta metro)  Cobb
McLean, VA       Tyson's Galleria   Regional             W/M      5,083
                                    Shopping Center
Memphis, TN      Poplar Avenue      Regional             W/M      5,781
                                    Shopping Center
Nashville, TN    The Mall at        Regional             W/M      5,975
                 Greenhills         Shopping Center
Norman, OK       Campus Corner      Specialty Center     W/M      7,588
                 Center
Norman, OK(1)    575 S.             Free Standing        W/M     15,421
                 University Blvd.
Oakbrook, IL     Oakbrook Center    Specialty Center      W       4,860
(Chicago Metro)
Oklahoma         50 Penn Place      Specialty Center     W/M     14,240
City, OK
Omaha, NE        One Pacific        Specialty Center      W       3,272
                 Place
Palo Alto, CA    Stanford           Regional              W       4,275
(San Francisco   Shopping Center    Shopping Center
Metro)
Phoenix, AZ      Biltmore Fashion   Regional             W/OS     5,033
                 Park               Shopping Center
Phoenix, AZ(1)   Prime Outlets at   Outlet Center        W/M      7,452
                 New River
Plano, TX        Park and Preston   Free Standing        W/M      5,525
(Dallas metro)
Raleigh, NC      Crabtree Valley    Regional             W/M      5,205
                 Mall               Shopping Center
Richmond, VA     River Road         Specialty Center     W/M      5,000
                 Shopping Center
Salt Lake        Trolley Square     Specialty Center      W       5,716
City, UT         Center
San Antonio,     Alamo Quarry       Specialty Center     W/M      5,500
TX               Market
Skokie, IL       Old Orchard        Specialty Center      W       5,454
(Chicago         Center
Metro)
Southlake, TX    Southlake Town     Specialty Center     W/M      5,462
(Dallas metro)   Square
St. Louis, MO    Plaza Frontenac    Regional             W/OS     4,221
                                    Shopping Center
Tampa, FL        Citrus Park Town   Specialty Center     W/OS     5,500
                 Center
Tulsa, OK        Farm Shopping      Specialty Center     W/M      3,888
                 Center
Tulsa, OK        Utica Square       Regional             W/M      7,686
                                    Shopping Center
Wichita, KS      The Bradley Fair   Specialty Center     W/M      5,500
                 Center
Williamsburg,    Prime Outlets at   Outlet Center        W/M      5,180
VA(1)            Williamsburg

(1)  Outlet store


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

      The Company's merchandisers travel to Europe, including popular fashion meccas such as Paris and Milan, six to eight times each year, searching out new styles and collecting vintage fabrics and antique wallpaper, and original art for pattern development. In addition to purchasing original artwork created for pattern development, merchandisers have ongoing contact with several art studios in Europe where artists hand paint intricate patterns and prints exclusively for the Company. The European development work helps the Company spot emerging trends among fashion forward Europeans for development into the Company's classically inspired merchandise.

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

      During fiscal 1995, the Company entered into an arrangement with its largest apparel vendor, CMT Enterprises, Inc. ("CMT"). Previously, Harold's controlled the design process and paid CMT for finished goods when produced and manufactured. Under this arrangement, the process has become more
verticalized.   CMT  acts  as  the Company's agent  in  the  purchase  of  raw materials (i.e. fabrics, linings, buttons, etc.) and supervises the manufacturing process of the Company's merchandise with manufacturing contractors. The Company purchases raw materials directly from suppliers and pays for the manufacturing process as costs are incurred. Under this 1995 agreement, CMT was paid a commission based on actual cutting, sewing and trim costs of the finished goods.

     On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all of the issued and outstanding shares of CMT. The Company issued a promissory note to Franklin I. Bober, the sole stockholder of CMT, in the amount of $2.54 million, payable with interest in thirty (30) monthly installments, and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The net book value of CMT assets received by the Company is approximately $400,000, and to the extent that the net book value of such assets is less than $400,000, the amount of the promissory note shall be reduced on a dollar-for-dollar basis. In addition, the Company entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin I. Bober, which will provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments.

     The Company believes the acquisition of CMT permits the Company to control the quality and cost of the Company's inventory purchases. A substantial portion of the Company's merchandise purchases is concentrated among a small number of vendors. The Company believes that fewer vendor relationships advance the Company's product development objectives by increasing control over the design and manufacturing process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and - Capital Resources, Capital Expenditures and Liquidity and note 11 to Consolidated Financial Statements."

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

     The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its seven outlet stores to dispose of prior season or slow moving merchandise as well as merchandise developed specifically for the outlet division. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is periodically cleared through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

      The Company operates an 85,000 square foot distribution facility in Norman, Oklahoma capable of processing merchandise for 74 stores. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise is routed through the distribution center from various manufacturers. Each item is examined, sorted, tagged with bar coded tickets which track the merchandise for analysis by multiple parameters, including, vendor lot number, color and size. An increasing amount of merchandise is currently arriving at the distribution center with tags previously placed by the vendor. The merchandise is then boxed for shipment by company trucks or common carrier to the Company's 51 stores and catalog operation. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

      The Company's business follows a seasonal pattern, peaking twice a year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 2000, approximately 52% of the Company's sales occurred and substantially all of the Company's net loss was incurred during the third and fourth quarters.

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

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. The
Company's catalog operation accepts VISA, MasterCard, Discover and the Company's credit card. Credit card sales were 76% in fiscal 1998, 77% in fiscal 1999 and 70% in fiscal 2000. In fiscal 2000, 19% of sales were made with the Harold's credit card and 51% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 29, 2000, the allowance for bad debts from Company credit card sales was approximately 0.8% of Harold's proprietary credit card sales for fiscal 2000.

      Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At January 29, 2000, the Company had approximately 21,561 active credit accounts and the average cardholder had a line of $1,100 and an outstanding balance of $317. Charges by holders of the Company's credit card during fiscal 2000 totaled approximately $25,500,000.

Advertising

      The Company maintains an in-house advertising department, which has won numerous Addy awards at the local, district and national levels. The advertising department staff produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct response catalogs and other direct mail pieces. In fiscal 2000, the Company spent approximately $7,900,000 (5.8% of sales) on advertising and catalog production costs as compared to approximately $7,800,000 (6.0% of sales) in fiscal 1999. This expenditure includes the production and mailing costs associated with the Company's direct response catalog. The advertising department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

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

      The Company continues to implement newer and better inventory control systems. The Company routinely conducts its own inventory using a sophisticated scanning system. POS scanning devices record and track SKU bar codes, which are assigned, to every piece of merchandise. This information is downloaded into the Company's IBM AS400r computer, which generates a detailed report within 24 hours of the physical inventory.

      The Company has also implemented ARTHURr, a computerized merchandise planning system, which interacts with the Company's AS400r and Island Pacific Systemsr software. ARTHURr facilitates seasonal planning by department and store, and provides certain data for financial planning. The Company plans to implement the allocation product offered by Comshare during fiscal 2001.

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

      The Company's three Houston stores and the Katy, Texas outlet bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

      On March 15, 2000, the Company had approximately 690 full-time and 900 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2.   PROPERTIES

Store Leases

     At January 29, 2000, the Company owned the Austin outlet store and leased 50 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, two store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Nineteen of the leased stores open during all of fiscal 2000 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

      Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

                      Fiscal       Number
                       Years         of
                      Leases       Stores
                      Expire
                    2001             1
                    2002-2003        4
                    2004-2006        8
                    2007 and         37
                    later

     The Company generally has been successful in renewing its store leases as they expire.

      During fiscal 2000, the Company entered into new leases for stores in Southlake, Texas (Dallas metro); Indianapolis, Indiana; Marietta, Georgia (Atlanta metro); Buford, Georgia (Atlanta metro); Memphis, Tennessee (store relocation); Phoenix, Arizona outlet; Williamsburg, Virginia outlet; Katy, Texas outlet (Houston metro- store relocation); Dawsonville, Georgia outlet (Atlanta metro); San Marcos, Texas outlet and Atlanta, Georgia (store relocation). Management believes the terms of these leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $60 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

                           2000       1999         1998

Base rent              $6,438,000   4,350,000    3,702,000
Additional rents
computed as a
percentage of
sales                   1,365,000   1,041,000    1,206,000

Total                  $7,803,000   5,391,000    4,908,000

Corporate Headquarters and Central Fulfillment Center

      The Company owns a complex of contiguous buildings in Norman, Oklahoma comprised of approximately 36,500 square feet, with 22,000 square feet of this space being utilized by the Company for its executive offices, administrative functions and central fulfillment center. The remainder of this complex is currently leased to other parties and could be used for future expansion of the central fulfillment center and other Company needs.

Merchandise Buying Office, and Distribution Center

      The Company leases a 50,000 square foot building used primarily as a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office II"), a 10,000 square foot building ("The Dallas Buying Office I") and an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma.

      The lessor of the Dallas locations and the distribution center is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders and directors of the Company. The term of the Dallas Buying Office I lease expires March 2012, with annual rent payments of $158,000 plus insurance, utilities and property taxes until April, 2000, at which time the annual rent will be $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year thereafter until expiration of the lease. This facility has been sublet by the Company under favorable terms.

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

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      At March 15, 2000, there were 673 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated. There were no stock dividends issued in fiscal 2000.

Quarterly Common Stock Price
           Ranges

Fiscal 2000    High     Low
1st Quarter   $8.25    $5.81
2nd Quarter   $7.50    $6.38
3rd Quarter   $7.81    $5.38
4th Quarter   $6.13    $3.38

Fiscal 1999    High     Low
1st Quarter   $7.94    $6.19
2nd Quarter   $8.38    $6.50
3rd Quarter   $7.00    $5.31
4th Quarter   $8.00    $6.75

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

                                         Fiscal Year
                            2000     1999      1998     1997      1996
                           (Dollar amounts in thousands, except per
                                         share data)
Statements of Earnings
Data:
Sales                    $136,262  129,224   119,919  108,257    94,264
Percentage increase          5.4%     7.8%     10.8%    14.8%     24.4%

Gross profit on sales(1) $ 41,125   45,128    38,149   38,717    33,819
Percentage of sales         30.2%    34.9%     31.8%    35.8%     35.9%

Earnings before income
taxes                    $(4,103)    4,785        74    5,880     4,645
Percentage of sales        (3.0)%     3.7%      0.0%     5.4%      4.9%

Net earnings             $(2,462)    2,841        44    3,528     2,787
Percentage of sales        (1.8)%     2.2%      0.0%     3.3%      3.0%

Net earnings per common
share (2):
 Basic                    $(0.41)     0.47      0.01     0.61      0.51
 Diluted                  $(0.41)     0.47      0.01     0.59      0.51

Other Operating Data:

Stores open at end of
period                         51       44        41       36        29
Growth in comparable
store sales
(52-53 week basis)          (3.1%)   (1.3%)    (5.4%)   (0.5%)      8.7%

Balance Sheet Data:

Working capital           $42,454   33,044    35,430   28,016    21,301
Total assets               73,879   63,917    63,929   59,608    42,909
Long-term debt,
 net of current
 maturities (3)            27,063   16,330    19,708   12,528     9,540
Stockholders' equity       37,068   39,521    36,466   36,035    25,299
Net book value per share
(4)                         $6.10     6.51      6.03     6.01      4.63

(1) In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.
(2) Net earnings per common share for each period have been restated for the 5% stock dividends in fiscal 1998, fiscal 1997 and fiscal 1996.
(3) In fiscal 1996, the Company renewed its line of credit to be payable at a fixed maturity rather than on demand, which required the loan to be reclassified as long-term debt.
(4) Net book value per share is based on the number of shares of Common Stock outstanding at the end of each fiscal year restated for the 5% stock dividends in fiscal 1998, fiscal 1997 and fiscal 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects items in the Company's statements of operations as a percentage of sales for the periods indicated:

                                    Fiscal Year
                                      52 Weeks
                               2000      1999     1998


Sales                         100.0%    100.0     100.0

Cost of goods sold            (69.8)    (65.1)    (68.2)
Selling, general and
administrative expenses       (29.1)    (27.6)    (28.2)
Depreciation and amortization  (3.3)     (3.0)     (2.9)
Interest expense               (0.8)     (0.6)     (0.7)

Earnings before income taxes   (3.0)      3.7       0.0

Provision for income taxes     (1.2)     (1.5)      0.0

Earnings before cumulative
effect of change in accounting
principle                      (1.8)      2.2       0.0

Cumulative effect of change in
accounting principle              -       0.0         -

Net earnings (loss)            (1.8)%     2.2%      0.0%

      The following table reflects the sources of the increases in Company sales for the periods indicated:

                                      Fiscal Year
                                        52 Weeks
                                 2000      1999      1998

Sales (000's)                  $136,262  129,224   119,919

Total sales growth                 5.4%     7.8%     10.8%
Growth in comparable store
sales (52-53 week basis)          (3.1)    (1.3)     (5.4)

Store locations:
 Existing stores beginning of
period                              44       41        36
  Stores closed                     (2)      (1)       (1)
  New  stores  opened  during
period                               9        4         6
     Total  stores at end  of
period                              51       44        41

      Total Company sales increased 5.4% in fiscal 2000 as compared to 7.8% in fiscal 1999 and 10.8% in fiscal 1998. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened seven stores and two outlets during fiscal 2000 and closed two stores. Stores were opened in Palo Alto, California; Southlake and Houston, Texas; Tampa, Florida; Indianapolis, Indiana; and Marietta and Buford, Georgia (near Atlanta). The two new outlets are located in Phoenix, Arizona and Williamsburg, Virginia. The two stores that were closed were in Birmingham, Alabama and downtown Oklahoma City, Oklahoma.

     Total Company sales increased 7.8% in fiscal 1999 as compared to 10.8% in fiscal 1998. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened four stores during fiscal 1999 and closed one store. Stores were opened in Oakbrook and Skokie, Illinois; San Antonio, Texas (Alamo Quarry Market) and Salt Lake City, Utah. A store was closed in San Antonio, Texas (Broadway and Austin Highway). The Company opened five stores and one outlet during fiscal 1998 and closed one store. Stores were opened in: Cordova, Tennessee (Memphis metro); Wichita, Kansas; Columbus, Ohio; Richmond, Virginia; Birmingham, Alabama; and an outlet in Sealy, Texas. A store was closed in Kensington, MD (Washington, DC metro).

      Comparable store sales declined 3.1% during fiscal 2000, compared to a decline of 1.3% in fiscal 1999. The Company believes that the declines experienced in comparable store sales during fiscal 2000 were primarily attributable to disappointing sales in fall and holiday merchandise combined with winter storms that severely impacted January business. The declines experienced in comparable store sales during fiscal 1999 were primarily attributable to the opening of second stores in several key markets, including: Birmingham, Alabama; Memphis, Tennessee; Dallas, Houston, and San Antonio, Texas; and Washington, DC.

      The Company's gross margin decreased to 30.2% in fiscal 2000 from 34.9% in fiscal 1999. The decrease is a result of markdowns taken during the period to avoid perpetuating the Company's merchandise issues related to lower than expected sales of fall and holiday merchandise. In addition, higher occupancy costs that did not leverage due to lower sales negatively impacted the gross margin. The Company's gross margin increased from 31.8% in fiscal 1998 to 34.9% in fiscal 1999. The increase in gross margin can be primarily attributed to improved inventory planning and customer acceptance of product offerings, resulting in lower inventory levels and reduced markdowns.

      Selling, general and administrative expenses increased by 1.5% of sales in fiscal 2000 compared to a decrease of 0.6% of sales in fiscal 1999. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 2000 was primarily due to new store opening costs and the inability to leverage non-occupancy fixed costs due to the comparable store sales decline. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 1999 was primarily due to reduced advertising and catalog production costs, offset by increased payroll related expenses. In fiscal 1999, the Company initiated a 27.1% reduction in the total number of catalogs circulated to reduce costs, while attempting to minimize the reduction in sales. The result was a $2,100,000, or 35%, decline in production costs and an $800,000, or 8.8%, decline in catalog sales.

      During fiscal 2000, the total interest costs increased $255,000 compared to fiscal 1999 due to higher outstanding debt balances. The average balance on total outstanding debt was $23,275,000 in fiscal 2000, compared to $17,217,000 in fiscal 1999. The increase in average debt balances resulted principally from new store construction, lower sales than expected and higher inventory levels. As the Company's growth continues, cash flow may require additional borrowed funds, which may cause further increases in interest expense. During fiscal 1999, interest costs (including capitalized interest) decreased $174,000 as compared to fiscal 1998 due to lower outstanding debt balances due to lower inventory levels.

      The Company's income tax rate was 40% in fiscal 2000, fiscal 1999 and fiscal 1998.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For fiscal 2000, net cash used in operating activities was $6,597,000 as compared to $9,638,000 net cash provided by operating activities for fiscal 1999. The decrease in cash flows can be partially attributed to (i) net loss of $2,462,000 for fiscal 2000, compared to net earnings of $2,841,000 for fiscal 1999, a decrease in net earnings of $5,303,000, and (ii) an increase in merchandise inventories of $7,871,000 in fiscal 2000, compared to a decrease merchandise inventories of $1,954,000 in fiscal 1999.

      The Company's merchandise inventories increased $7,871,000 in fiscal 2000 compared to a decrease of $1,954,000 for fiscal 1999 as a result of the Company's disappointing sales in the fourth quarter. Over the next year, management expects a reduction in the dollar amount of the Company's merchandise inventories due to improved inventory planning and editing of the assortment offerings.

      Cash Flows From Investing Activities. For fiscal 2000, net cash used in investing activities was $3,946,000, as compared to $5,755,000 for fiscal 1999. Capital expenditures totaled $5,644,000, compared to $6,280,000 for fiscal 1999. Capital expenditures during such periods were invested principally in new stores, and remodeling and equipment expenditures in existing operations. On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc. in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit and for working capital purposes. At March 15, 2000, the outstanding balance of the loan was zero due to the Company's acquisition of CMT subsequent to year end. CMT is a major independent contractor whose assistance is instrumental in the Company's design and manufacturing process. See note 3 to Consolidated Financial Statements.

      Cash Flows From Financing Activities. During fiscal 2000, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases for the fiscal year (see "Liquidity").

      The Company has available a line of credit with its bank. This line had average balances of $19,550,000 and $12,813,000 for the fiscal years 2000 and 1999, respectively. During 2000, this line of credit had a high balance of $28,159,000 and a balance of $23,395,000 as of January 29, 2000. The balance at March 15, 2000 was $24,963,000.

Liquidity

     The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                                  Fiscal Year
                             2000      1999      1998

Working capital (000's)   $42,454    33,044    35,430
Current ratio              5.36:1    5.14:1    5.63:1
Ratio of working capital
to total assets             .57:1     .52:1     .55:1
Ratio of long-term debt
(including current
maturities) to
stockholders' equity        .75:1     .43:1     .56:1

      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. The Company's capital expenditures budget for fiscal 2001 is approximately $2,500,000.

     See Note 5 to the consolidated financial statements for information about restrictions and covenants under the Company's revolving line of credit.

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

The Year 2000 Issue

      The Year 2000 Issue (the inability for certain computer systems to recognize "00" as the year 2000 instead of the year 1900) was a source of much concern for many companies including Harold's Stores, Inc. If this issue had not been addressed, it could have resulted in serious business interruptions for the Company. In anticipation of this event, the Company expended a great deal of energy preparing its systems to ensure that its computer systems would be compliant and that the risk of system failure would be eliminated or mitigated to the extent possible. The Company's diligence was rewarded because the Year 2000 issue was a non-event.

      The Company's Year 2000 compliance project included four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

     The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during fiscal 1999.

     All computer hardware in the Company's corporate office, distribution center and retail stores that was not Year 2000 compliant was remediated or replaced by the end of the 1999 calendar year. Of those software systems that were found not to be Year 2000 compliant, all material systems were remediated or replaced by Year 2000 compliant software.

     Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue was approximately $2 million. This approximately $2 million of costs principally related to the purchase of new capitalizable software and hardware investments.

     The Company communicated with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. The Company did not experience any business interruptions from any of its business partners related to the Year 2000 compliance issue.

The Company's Year 2000 compliance project also included development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. It was not necessary for the Company to employ any of its contingency plans as no system failures or other unexpected events occurred.

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

Interest Rate

      At January 29, 2000, the Company had long-term debt outstanding of approximately $27.7 million. Of this amount, $2.0 million bears interest at a weighted average fixed rate of 8.30%. The remaining $25.7 million bears interest at variable rates which averaged approximately 6.72% during fiscal year 2000. A 10% increase in short-term interest rates on the variable rate debt outstanding at January 29, 2000 would approximate 67 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $173,000 assuming borrowed amounts remain outstanding.

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

      The Company had no foreign exchange instruments outstanding at January 29, 2000; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during fiscal years 2000, 1999 and 1998.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 2000 (on pages 10-30) and are incorporated herein by reference.

(a)  Independent Auditors' Reports.

(b) Consolidated Balance Sheets as of the Fifty-Two Weeks Ended January 29, 2000 and January 30, 1999.

(c) Consolidated Statements of Operations for the Fifty-Two Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998.

(d) Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998.

(e) Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended January 29, 2000, January 30, 1999 and January 31, 1998.

(f)  Notes to Consolidated Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

     Information regarding a change in Harold's Stores, Inc.'s accountants was previously reported in Forms 8-K and 8-K/A filed with the Commission on October 1, 1999 and October 8, 1999, respectively.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors", "Officer Compensation and Other Information" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after January 29, 2000.

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

     (2) Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account and Independent Auditors' Report of Consolidated Financial Statement Schedule (see pages 19-21) of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

     (3) Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b) Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended January 29, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HAROLD'S STORES, INC.

Date:  April 28,    /s/ H. Rainey Powell
2000
                    H. Rainey Powell
                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

    Signature                 Title              Date

/s/ Harold G.         Chairman Emeritus and     April
Powell                Director                 28, 2000
Harold G. Powell

/s/ Rebecca P.        Chairman of the Board     April
Casey                                          28, 2000
Rebecca P. Casey      Chief Executive
                      Officer and Director

/s/ H. Rainey         President and Director    April
Powell                                         28, 2000
H. Rainey Powell

/s/ Jodi L. Taylor    Chief Financial           April
                      Officer                  28, 2000
Jodi L. Taylor

/s/ Lisa P. Hunt      Director                  April
                                               28, 2000
Lisa P. Hunt

/s/ Kenneth C. Row    Executive Vice            April
                      President and Director   28, 2000
Kenneth C. Row

/s/ Michael T.        Director                  April
Casey                                          28, 2000
Michael T. Casey

/s/ Gary C.           Director                  April
Rawlinson                                      28, 2000
Gary C. Rawlinson

/s/ William F.        Director                  April
Weitzel                                        28, 2000
William F. Weitzel

/s/ W. Howard         Director                  April
Lester                                         28, 2000
W. Howard Lester

/s/ Robert Brooks     Director                  April
Cullum                                         28, 2000
Robert Brooks
Cullum

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Harold's Stores, Inc.'s Annual Report to Stockholders for the fiscal year ended January 29, 2000, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 13, 2000. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for computer software costs as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 21 Item 14 (a) 2. for the 52 week period ended January 29, 2000, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole for the 52 week period ended January 29, 2000.


ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
    March 13, 2000
INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
STATEMENT SCHEDULE


The Board of Directors and Stockholders
Harold's Stores, Inc.:


      Under date of March 15, 1999, we reported on the consolidated balance sheet of Harold's Stores, Inc. and subsidiaries as of January 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the 52 week periods ended January 30, 1999 and January 31, 1998, which are included in the annual report on Form 10-K for the 52 week period ended January 29, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2) for the 52 week periods ended January 30, 1999 and January 31, 1998. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the 52 week periods ended January 30, 1999 and January 31, 1998.




                                        KPMG LLP
Oklahoma City, Oklahoma
March 15, 1999

                                                                     Schedule II

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                                VALUATION ACCOUNT
                                 (In Thousands)


                                           Additions-
                   Balance at  Additions-  Recoveries   Deductions-  Balance at
                    Beginning  Charged to  of Accounts  Write-off of   End of
    Description     of Period   Expense    Written off    Accounts     Period
52 Weeks ended
January 29, 2000:
Allowance for
doubtful accounts       $223         54           59           136       $200

52 Weeks ended
January 30, 1999:
Allowance for
doubtful accounts       $228        105           63           173       $223

52 Weeks ended
January 31, 1998:
Allowance for
doubtful accounts       $215        168           79           234       $228

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

10.9* Employment and Deferred Compensation Agreement dated February 1, 1999 between Registrant and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 1, 1999).

10.10* Employment and Deferred Compensation Agreement dated May 1,
       1999 between Registrant and Rebecca Powell Casey, (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 1, 1999).

10.11* Employment  and Deferred Compensation Agreement  dated  May  1,
       1999 between Registrant and H. Rainey Powell, (Incorporated by reference to Exhibit 10.26 to Form 10-Q for quarter ended May 1, 1999).

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

10.26  Second  Amendment  to  the Third Amended  and  Restated  Credit
       Agreement   dated  August  31,  1998  between  Registrant   and
       NationsBank.

10.27 Third Amendment to the Third Amended and Restated Credit Agreement dated June 30, 1999 between Registrant and NationsBank (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 1999).

10.28 Fourth Amendment to the Third Amended and Restated Credit Agreement dated November 24, 1999 between Registrant and Bank of America, N.A.

10.29 Stock Purchase Agreement, dated February 18, 2000, by and between Harold's Stores, Inc. and Franklin I. Bober
       (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 18, 2000).

10.30 Consulting Agreement, dated as of January 31, 2000, by and between Harold's Stores, Inc. and PrimaTech Corporation (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 18, 2000).

13.1 The portion of the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 2000 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 10-30 of the Annual Report to Stockholders.

22.1   Subsidiaries  of the Registrant (Incorporated by  Reference  to
       Exhibit 22.1 to Form 8-B Registration Statements, Registration No. 1-10892).

23.1   Consent of Arthur Andersen LLP.

23.2   Consent of KPMG LLP.

27.1   Financial Data Schedule.
___________________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
Exhibit 13.1  Selected Portions of Annual Report to Stockholders

      The following consists of the portion of the Company's Annual Report to Stockholders for the fiscal year ended January 29, 2000 containing the consolidated financial statements of the Company and notes thereto and independent auditors' reports set forth in pages 10-30 of the Annual Report to Stockholders. Such information is incorporated by reference in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 and is filed as an exhibit thereto in accordance with General Instruction G to Form 10-K.


               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Harold's Stores, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgment where necessary. Management believes that all representations made to our external auditors during their examination of the financial statements were valid and appropriate.

To meet its responsibility, management has established and maintains a comprehensive system of internal control that provides reasonable assurance as to the integrity and reliability of the consolidated financial statements, that assets are safeguarded, and that transactions are properly executed and reported. This system can provide only reasonable, not absolute, assurance that errors and irregularities can be prevented or detected. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control is subject to close scrutiny by management and is revised as considered necessary.

The Board of Directors of Harold's Stores, Inc. has engaged Arthur Andersen LLP, independent public accountants, to conduct an audit of the fiscal 2000 consolidated financial statements. Their report is included on the following page.



/s/H. Rainey Powell
President

/s/Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer



April 24, 2000

                    Report of Independent Public Accountants



To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have audited the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and subsidiaries as of January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the 52 week period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harold's Stores, Inc. and subsidiaries as of January 29, 2000, and the results of their operations and their cash flows for the 52 week period then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 31, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement required the Company to capitalize certain internal costs that were previously expensed.

                                             Arthur Andersen LLP

Oklahoma City, Oklahoma,
March 13, 2000

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Harold's Stores, Inc.:



      We have audited the accompanying consolidated balance sheet of Harold's Stores, Inc. and subsidiaries (the Company) as of January 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 52-week periods ended January 30, 1999, and January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harold's Stores, Inc. and subsidiaries as of January 30, 1999, and the results of their operations and their cash flows for the 52-week periods ended January 30, 1999 and January 31, 1998, in conformity with generally accepted accounting principles.

                                             KPMG LLP


Oklahoma City, Oklahoma
March 15, 1999

                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                              (In Thousands)

                                            January 29,   January 30,
                                                2000          1999

          Current assets:

           Cash and cash equivalents              $721           450
           Trade accounts receivable, less
           allowance for doubtful
           accounts of $200 in 2000 and
           $223 in 1999                          6,413         6,335
           Note and other receivables            2,247         1,059
           Merchandise inventories              37,357        29,486
           Prepaid expenses                      2,514         2,849
           Prepaid income taxes                  1,368             -
           Deferred income taxes                 1,582         1,268

            Total current assets                52,202        41,447

          Property and equipment, at cost       33,983        31,304
          Less accumulated depreciation and
          amortization                         (12,665)      (10,671)

           Net property and equipment           21,318        20,633

          Note receivable, noncurrent                -         1,750

          Deferred income taxes, noncurrent        232             -

          Other assets                             127            87

            Total assets                       $73,879        63,917
























      The accompanying notes are an integral part of these balance sheets.

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands Except Share Data)

                                             January 29,   January 30,
                                                 2000          1999

        Current liabilities:

         Accounts payable                        $6,329         4,460
         Redeemable gift certificates               966           798
         Accrued bonuses and payroll expenses     1,294         1,533
         Accrued rent expense                       529           162
         Income taxes payable                         -           480
         Current maturities of long-term debt       630           549

          Total current liabilities               9,748         7,982

        Long-term debt, net of current
        maturities                               27,063        16,330
        Deferred income taxes                         -            84

        Commitments and contingent
        liabilities (notes 10 and 12)

        Stockholders' equity:

        Preferred stock of $.01 par value
           Authorized 1,000,000 shares; none
         issued                                       -             -
        Common stock of $.01 par value
           Authorized 25,000,000 shares;
           issued and outstanding
           6,075,182 in 2000 and 6,073,868
           in 1999                                   60            60
        Additional paid-in capital               34,170        34,161
        Retained earnings                         2,838         5,300

          Total stockholders' equity             37,068        39,521

        Total liabilities and stockholders'
        equity                                  $73,879        63,917




















      The accompanying notes are an integral part of these balance sheets.

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands Except Per Share Data)

                                              52 Weeks Ended
                                    January 29,  January 30,  January 31,
                                        2000         1999         1998

       Sales                          $136,262      129,224      119,919

       Costs and expenses:
       Cost of goods sold (including
       occupancy, central buying
       expenses and product
       development interest,
       exclusive of items shown
       separately below)                95,137       84,096       81,770

       Selling, general and
       administrative expenses          39,663       35,686       33,725

       Depreciation and amortization     4,451        3,860        3,535

       Interest expense                  1,114          797          815

                                       140,365      124,439      119,845

     Earnings (loss) before income
       taxes and cumulative effect
       of change in accounting
       principle                        (4,103)       4,785           74

       Provision (benefit) for
       income taxes                     (1,641)       1,894           30

     Earnings (loss) before
       cumulative effect of change
       in accounting principle          (2,462)       2,891           44

     Cumulative effect of change in
       accounting principle, net of
       income taxes                          -           50            -

       Net earnings (loss)             $(2,462)       2,841           44

     Net earnings (loss) per common
       share before cumulative
       effect of change in
       accounting principle:
       Basic                            $(0.41)        0.48         0.01
       Diluted                          $(0.41)        0.48         0.01

       Net earnings (loss) per
       common share:


       Basic                            $(0.41)        0.47         0.01
       Diluted                          $(0.41)        0.47         0.01

       Weighted average number of
       common shares
       (Basic)                        6,074,886   6,065,418    6,020,936










   The accompanying notes are an integral part of these consolidated financial statements.

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Dollars in Thousands)

                                               52 Weeks Ended

                                       January 29,  January 30,  January 31,
                                           2000         1999         1998

     Common stock:

     Balance, beginning of year               $60           60           57

     Stock dividend  (5 percent) in
     1998 of 287,528 shares                     -            -            3

     Stock bonuses, 1,314 shares in
     2000, 1,857 shares in 1999, 2,306
     shares in 1998                             -            -            -

     Employee   Stock   Purchase   Plan
     issued  no shares in 2000,  27,996
     shares  in 1999, and 40,745 shares
     in 1998                                    -            -            -

     Balance, end of year                     $60           60           60

     Additional paid-in capital:

     Balance, beginning of year           $34,161       33,947       31,548

     Stock dividend (5 percent) in
     1998                                       -            -        2,010

     Stock bonuses                              9           14           22

     Employee stock purchase plan               -          200          367

     Balance, end of year                 $34,170       34,161       33,947

     Retained earnings:

     Balance, beginning of year            $5,300        2,459        4,430

     Net earnings (loss)                   (2,462)       2,841           44

     Stock dividend (5 percent) in
     1998                                       -            -       (2,015)

     Balance, end of year                  $2,838        5,300        2,459














   The accompanying notes are an integral part of these consolidated financial statements.

                 HAROLD'S STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                             52 Weeks Ended
                                    January 29,  January 30,  January 31,
                                        2000         1999         1998

      Cash flows from operating
      activities:
      Net earnings (loss)              $(2,462)       2,841           44
    Adjustments to reconcile net
      earnings (loss) to net cash
      provided by (used in) operating
      activities:
      Depreciation and amortization      4,451        3,860        3,535
      Deferred income tax expense
      (benefit)                           (630)        (134)         419
      (Gain) loss on sale of assets       (393)          44          (44)
      Shares issued under employee
      incentive plans                        9          214          389
      Changes in assets and
      liabilities:
      Increase in trade and other
      receivables                         (313)        (798)        (209)
      Decrease (increase) in
      merchandise inventories           (7,871)       1,954       (2,896)
      Decrease (increase) in prepaid
      expenses                             335         (161)        (514)
      Decrease (increase) in prepaid
      income taxes                      (1,368)         961         (961)
      Decrease (increase) in other
      assets                               (41)         341          558
      (Decrease) increase in accounts
      payable                            1,869         (329)      (1,879)
      (Decrease) increase in accrued
      expenses                             297          365       (1,051)
      (Decrease) increase in income
      taxes payable                       (480)         480         (942)
      Net cash provided by (used in)
      operating activities              (6,597)       9,638       (3,551)

      Cash flows from investing
      activities:
      Acquisition of property and
      equipment                         (5,644)      (6,280)      (4,760)
      Proceeds from disposal of
      property and equipment               901           79           37
      Payments received for note
      receivable                           797          446          169
      Net cash used in investing
      activities                        (3,946)       (5,755)      (4,554)

      Cash flows from financing
      activities:
      Borrowings on long-term debt       1,593             -        4,364
      Payments of long-term debt        (1,302)       (1,399)        (411)
      Advances on revolving line of
      credit                            52,034        45,696       46,834
      Payments of revolving line of
      credit                           (41,511)      (47,860)     (42,983)
      Payments of fractional shares
      issued with stock dividend             -             -           (2)
      Net cash provided by (used in)
      financing activities              10,814        (3,563)       7,802

      Net increase (decrease) in cash
      and cash equivalents                 271           320         (303)
      Cash and cash equivalents at
      beginning of year                    450           130          433
      Cash and cash equivalents at
      end of year                         $721           450          130

      Supplemental disclosure of cash
      flow information:
      Cash paid during the year for:
      Income taxes                        $853         1,294          756

      Interest                          $1,568         1,313        1,487






   The accompanying notes are an integral part of these consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            January 29, 2000, January 30, 1999, and January 31, 1998

1.   Summary of Significant Accounting Policies

Nature of Entity

      Harold's Stores, Inc., an Oklahoma corporation (the Company), operates a chain of "updated traditional", classic styled ladies and men's specialty apparel stores. The Company offers its merchandise in 51 stores primarily across the South and Southwest. The Company creates the majority of its product assortment through its private label program. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer.

In addition to the stores, the Company has a direct response "mail order" catalog business and also sells merchandise online at www.harolds.com.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company
and  its  subsidiaries,  all  of  which are  wholly  owned.   All  significant
intercompany accounts and transactions have been eliminated.

Definition of Fiscal Year

      The Company has a 52-53 week fiscal year, which ends on the Saturday closest to January 31. Fiscal years 2000, 1999, and 1998 ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively, each of which comprised a 52 week year.

Reclassifications

      Certain  comparative  prior year amounts in the  consolidated  financial
statements   have  been  reclassified  to  conform  with  the   current   year
presentation.

Cash and Cash Equivalents

      Cash and cash equivalents include overnight investments and credit card receivables collected within three business days.

Accounts Receivable and Finance Charges

      Trade accounts receivable primarily represents the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when billed to the customers. Minimum monthly payments are required generally equal to ten percent of the outstanding balance. The average liquidation rate at January 29, 2000 was approximately 3.7 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,052,000, $1,003,000, and $985,000, in fiscal years 2000, 1999, and 1998, respectively.

Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Inventories of raw materials and work-in-process are valued at the lower of cost (first-in, first-out method) or market, and approximate $9,076,000 and $7,355,000 in fiscal years 2000 and 1999, respectively.

Capitalization of Interest

      During fiscal year 2000, the Company began capitalizing interest related to construction of new store locations. Interest attributed to funds used to finance construction projects is capitalized as an additional cost of the related assets. Capitalization of interest ceases when the related projects are substantially complete. The Company has capitalized approximately $56,000. These costs are included in leasehold improvements in the accompanying balance sheets. For the year ended January 29, 2000, the Company also capitalized approximately $34,000 of interest related to computer software costs. See discussion of computer software costs below.

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

Stock Options

      The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

Revenue Recognition

     Sales from store locations represent approximately 96.1% of the Company's total sales. These sales are recognized at the time of the customer's purchase. Catalog and website sales represent approximately 3.9% of total sales. These sales are recognized at the time the order is shipped to the customer.

Preopening Expenses and Catalog Costs

      The Company elected early adoption in fiscal 1999 of The American Institute of Certified Public Accountants Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The $83,000 effect ($50,000 net of tax) of this early adoption is reported as the cumulative effect of a change in accounting principle.

      The Company expenses all non-direct advertising as incurred and defers the direct costs of producing its mail order catalogs. These costs are amortized over the estimated sales period of the catalogs, generally three to four months. Approximately $218,000 and $421,000, of deferred catalog costs were included in prepaid expenses at January 29, 2000 and January 30, 1999, respectively. The Company incurred approximately $7,942,000, $7,849,000, and $10,002,000, in advertising expenses, of which approximately $4,207,000, $3,940,000, and $6,028,000, were related to the mail order catalogs during fiscal years 2000, 1999, and 1998, respectively.

Depreciation, Amortization and Maintenance and Repairs

      Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the respective leases or the expected life of the improvements. The following are the estimated useful lives used to compute depreciation and amortization:

                  Buildings                   30 years
                  Leasehold improvements    5-10 years
                  Furniture and equipment    4-7 years
                  Software and related costs   3 years

      Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized.

Computer Software Costs

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 during fiscal year 2000. The net increase to earnings for fiscal year 2000 was approximately $168,000.

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

Net Earnings Per Common Share

      Basic earnings per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding  for  the period.  The weighted average number  of  common  shares outstanding was restated for the five (5%) percent stock dividend in fiscal 1998. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

     The following table reconciles the net income (loss) applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the periods indicated:

                                                 Fiscal Year
                                           2000      1999     1998
                                            (Amounts in thousands,
                                            except per share data)

Net earnings (loss) applicable to
common shares, basic and diluted         $(2,462)    2,841       44

Weighted average number of common
shares outstanding - basic                 6,075     6,065    6,021
Dilutive effect of potential common
shares issuable upon
exercise of employee stock options             4         5       11
Weighted average number of common          6,079     6,070
shares outstanding - diluted               6,079     6,070    6,032

Earnings (loss) per share:
     Basic                                $(0.41)     0.47     0.01
     Diluted                              $(0.41)     0.47     0.01

     Options to purchase 644,520 shares of common stock at prices ranging from $6.38 to $16.71 per share were outstanding during 2000, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire through the year 2009.

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

Comprehensive Income

       In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net earnings. Therefore no separate statement is presented.

2.   Fair Value of Financial Instruments

      Balance Sheet: Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Note receivable and substantially all of the debt are at variable interest rates, therefore, fair value approximates book value.

      Off balance sheet: There were no outstanding notional principal amounts of forward exchange contract commitments at January 29, 2000 or at January 30, 1999.

3.   Note Receivable

      On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc., "CMT", in the principal amount of $2,750,000 to be used by CMT to refinance its existing revolving line of credit and for working capital purposes. CMT is a major independent contractor whose assistance is instrumental in the Company's design and manufacturing process.

     The loan is governed by a loan agreement containing terms and conditions customary to financing of this type. The Company recognized $260,000, $220,000 and $204,000 of interest income during fiscal 2000, 1999, and 1998 respectively.

     On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all of the issued and outstanding shares of CMT. See note 14 for additional information.

4.   Property and Equipment

     Property and equipment at January 29, 2000 and January 30, 1999 consisted of the following:

                                        Fiscal Year
                                       2000     1999
                                      (in thousands)

               Land                     $665      665
               Buildings               2,970    2,967
               Leasehold improvements 12,321    9,660
               Furniture and
               equipment              18,027   17,020
               Construction in
               progress                    -      992
                                     $33,983   31,304

5.   Long-term Debt

     Long-term debt at January 29, 2000 and January 30, 1999 consisted of the following:

                                       Fiscal Year
                                      2000     1999
                                     (in thousands)

Borrowings under line of credit with
a   maximum   line  of  $30,000,000,
bearing interest at a variable  rate
(7.2%  and 6.6% at January 29,  2000
and  January 30, 1999, respectively)
payable   monthly,  $2,000,000   and
$28,000,000 principal due  February,
2000 and June, 2001, respectively.    $23,395      12,872

Note     payable    to     financial
institution,    secured    by    the
assignment   of  substantially   all
assets   of  CMT,  certain  security
documents,  and promissory  note  of
CMT,  bearing interest at a variable
rate  (7.2% and 6.5% at January  29,
2000    and   January   30,    1999,
respectively),   due   in    monthly
installments   of   principal    and
interest  of approximately  $34,000,
with final payment due June, 2001.      1,335       2,029

Note     payable    to     financial
institution, secured by building and
land, bearing interest at a variable
rate (8.0% at January 30, 1999), due
in monthly installments of principal
of    approximately   $6,000,   plus
accrued  interest.   This  note  was
paid  in  full  during  fiscal  2000
through a refinancing arrangement.          -         369

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate    (8.3%),   due   in   monthly
installments   of   principal    and
interest  of  approximately  $9,000,
with final payment due June, 2011.        819         861

Note     payable    to     financial
institution,  secured   by   certain
equipment,  bearing  interest  at  a
fixed  rate  (8.0%), due in  monthly
installments   of   principal    and
interest  of approximately  $18,000,
with final payment due March, 2003.       587         748

Note     payable    to     financial
institution,  secured   by   certain
equipment,  bearing  interest  at  a
fixed  rate  (8.1%), due in  monthly
installments   of   principal    and
interest  of approximately  $12,000,
with  final  payment  due  November,
2004.                                     569           -

Note     payable    to     financial
institution, secured by building and
land, bearing interest at a variable
rate (8.5% at January 29, 2000), due
in monthly installments of principal
and    interest   of   approximately
$11,000,  with  final  payment   due
December, 2005.                           988           -

Total long-term debt                   27,693      16,879

    Less current maturities of long-
term debt                                 630         549

Long-term   debt,  net  of   current
maturities                            $27,693      16,330

      The borrowing base under the Company's primary line of credit is limited to $30 million through February 22, 2000, $28 million thereafter, and is based upon certain percentages of eligible receivables and inventory as defined in the credit agreement. The entire $30 million, less amounts outstanding, was available at January 29, 2000. The line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $34 million; restricts the number of new stores the Company may open and requires bank approval prior to executing new store leases, excluding relocations of existing stores; and
requires  the  Company to satisfy certain financial ratios.  The  Company  had obtained a waiver for the one covenant it exceeded during fiscal 2000. The Company was in compliance with all other covenants at January 29, 2000.

The annual maturities of the above long-term debt as of January 29, 2000 are as follows (in thousands):

               Fiscal    year
               ending
               2001                  $  630
               2002                  24,841
               2003                     436
               2004                     288
               2005                     249
               2006 and
               subsequent             1,249

               Total                $27,693

6.   Income Taxes

      Income tax expense (benefit), excluding $33,000 in 1999 related to the cumulative effect, for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, consisted of the following (in thousands):

                                          Fiscal Year
                                    2000     1999      1998
                                        (in thousands)
       Current:
          Federal                  $(859)    1,659     (318)
          State                     (152)      369      (71)
                                  (1,011)    2,028     (389)
       Deferred:
          Federal                   (535)    (112)       349
          State                      (95)     (22)        70
                                    (630)    (134)       419

        Total                    $(1,641)    1,894        30

Income tax expense differs from the normal tax rate as follows:

                                          Fiscal Year
                                    2000     1999      1998
                                        (in thousands)

       Statutory tax rate             34%       34%      34%
       Increase in income
       taxes caused by:
       State income taxes              6         6        6

       Effective tax rate             40%       40%      40%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2000 and January 30, 1999 are presented below (in thousands):

                                        Fiscal Year
                                       2000     1999
                                      (in thousands)

               Deferred tax assets -
               current:
               Allowance for
               doubtful accounts         $80     $177
               Accrued expenses          342        -
               Merchandise
               inventories             1,115    1,037
               Deferred
               compensation               45       54
                                      $1,582   $1,268

               Deferred tax assets -
               noncurrent:
                Property and
               equipment                $232        -

               Deferred tax liability
               - noncurrent:
                Property and
               equipment                  $-      $84

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

7.   Stockholders' Equity and Stock Options

     The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. No preferred shares were issued or outstanding at January 29, 2000 or January 30, 1999.

      The Company has reserved 1,000,000 shares of its common stock for issuance to key employees under its current stock option and equity incentive plan, which was adopted in April 1993 and amended in June 1995. The plan has a term of ten years. The Compensation Committee of the Board of Directors may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power of all classes of the Company's stock. Options granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. A summary of the status of the Company's stock option plan, and activity for the periods indicated, is presented as follows:

                                         Options            Options
                                       Outstanding        Exercisable
                                            Weighted            Weighted
                                              Avg.                Avg.
                                            Exercise            Exercise
                                   Shares     Price     Shares   Price

         Balance of options
         outstanding, fiscal 1997  415,378     $9.05    207,470   $8.76

         Granted                    94,500      8.98
         Terminated                (12,682)     7.61

         Balance of options
         outstanding, fiscal 1998  497,196      9.07    294,056   $8.95

         Granted                   129,500      6.84
         Terminated                 (5,173)     8.36

         Balance of options
         outstanding, fiscal 1999  621,523      8.62    395,433   $8.90

         Granted                   183,499      5.98
         Terminated                (83,624)     7.80

         Balance of options
         outstanding, fiscal 2000  721,398     $8.04    455,602   $8.61

    At January 29, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.06 - $16.71, and 6.6 years, respectively. The following table summarizes information about the Company's stock options, which were outstanding, and those, which were exercisable as of January 29, 2000:

                   Options Outstanding             Options Exercisable
Range of                 Weighted       Weighted                     Weighted
Exercise     Number      Average         Average         Number       Average
 Prices   Outstanding  Remaining Life Exercise Price  Exercisable Exercisa Price

$4.06-7.66   483,043       7.0            $6.76          252,495       $7.06
$7.66-16.71  238,355       5.9           $10.63          203,107      $10.54

     The number of shares and exercise prices has been restated to reflect the five- percent stock dividends in fiscal 1998.

      Additionally, as of January 29, 2000, restricted stock awards for up to $3,500 market value of common stock were outstanding under the plan. These awards may be exercised over the remaining two-year vesting period in equal annual installments at the fair market value of common stock on such installment vesting date. After giving effect to the outstanding and exercised awards, and based upon the price of common stock on January 29, 2000, the Company may award 277,727 shares or options under the plan.

      The weighted average fair values of options granted under the non-qualified plan during fiscal 2000, 1999 and 1998 were $3.13, $4.35, and $5.71, respectively.

      No options were granted during fiscal years 2000, 1999 or 1998 under the incentive plan. The fair value of each non-qualified and incentive option granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions for fiscal 2000, 1999, and 1998: risk-free interest rate of 5.69% for fiscal 2000, 4.75% for fiscal 1999, and 5.5% for fiscal 1998; expected dividend yield of 0% for all periods; expected lives of approximately 7 years for fiscal 2000 and 9 years for fiscal 1999 and 1998; and volatility of the price of the underlying common stock of 41.0% for fiscal 2000, 45.4% for fiscal 1999, and 43.4% for fiscal 1998.

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date, the Company's fiscal 2000, 1999, and 1998 pro forma net earnings and pro forma net earnings per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in fiscal 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                                  Fiscal Years
                                             2000     1999      1998

       Net earnings (loss)   As reported   $(2,462)   2,841        44
       (in thousands)        Pro Forma     $(2,746)   2,540      (195)

       Earnings (loss)       As reported    $(0.41)    0.47      0.01
       per share - basic     Pro Forma      $(0.45)    0.42     (0.03)

8.   Retirement and Benefit Plans

           The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to contribute up to 15 percent of their compensation before income taxes. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended January 29, 2000, January 30, 1999, and January 31, 1998, the Company contributed approximately $248,000, $121,000, and $124,000, respectively, to the 401(k) plan.

      The Company has reserved 200,000 shares of common stock for employees under its stock purchase plan which covers all employees who meet minimum age and service requirements. The Company's management will determine from time to time the amount of any matching contribution as well as the percentage of participants' compensation that it will match as purchase contributions. The purchase price of shares covered under the plan is fair market value as of the date of purchase in the case of newly issued shares and the actual price paid in the case of open market purchases. The plan was implemented in January 1994. For the years ended January 29, 2000, January 30, 1999, and January 31, 1998, the Company's matching contributions were approximately $56,000, $60,000, and $74,000, and approximately 28,000, and 41,000, shares were newly issued shares in fiscal 1999 and 1998, respectively. No new shares were issued in fiscal 2000. Approximately 41,000 and 15,000 shares were purchased on the open market in fiscal 2000 and 1999, respectively. No shares were purchased on the open market in fiscal 1998.

9.   Related Party Transactions

     Rent on the Norman, Oklahoma store and certain related facilities is paid to a corporation controlled by the Company's Chairman Emeritus. The store lease terms in 2000, 1999, and 1998, provided for payment of percentage rent equal to four percent of sales plus certain ancillary costs. During the years ended January 29, 2000, January 30, 1999, and January 31, 1998, the total of such rent for the store and certain related facilities was approximately $73,000, $108,000, and $131,000, respectively.

      The Company leases some of its office space, a distribution center facility and some retail space from a limited partnership whose partners are stockholders and directors of the Company. The term of the office space lease is sixteen years commencing April 1, 1996, with annual rent payments of $158,000 plus insurance, utilities, and property taxes until April, 2000, at which time the rent will be $180,000 plus insurance, utilities and property taxes, increasing $2,500 per year until expiration of the lease. The Company relocated its office space during fiscal 1999 to a new facility owned by the same limited partnership. This former facility has been sublet by the Company under favorable terms. The new office space lease expires September, 2010 with annual rent payments of $453,204 plus insurance and property taxes until August, 2001 at which time the annual rent will be $478,382, plus insurance, utilities and property taxes until August, 2004 at which time the annual rent will be $503,560, plus insurance, utilities and property taxes until August, 2007 at which time annual rent will be $528,728, plus insurance, utilities and property taxes until expiration of the lease. The term of the distribution center lease is sixteen years commencing July 1, 1996, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease. The term of the retail space lease is twelve years commencing June 4, 1996, with annual rental payments of $84,106 plus percentage rent equal to four percent of sales plus insurance, utilities, and property taxes.

      See note 12 for information concerning the employment contracts with the Company's Chairman Emeritus, Chairman of the Board and Chief Executive Officer, and President.

10.  Facility Leases

      The Company conducts a majority of its retail operations from leased store premises under leases that will expire within the next ten years. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

      Minimum  rental  commitments  (excluding  renewal  options)  for  store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of January 29, 2000 were as follows (in thousands):

                         Fiscal year
                         ending:
                         2001             $7,661
                         2002              7,584
                         2003              7,492
                         2004              7,240
                         2005              6,802
                         2006 and
                         subsequent       32,439

                              Total      $69,218

Total rental expense for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, was as follows (in thousands):

                                          Fiscal Year
                                    2000     1999      1998
                                        (in thousands)

       Base rent                  $6,438     4,350     3,702
       Additional rents
       computed as percentage
         of sales                  1,365     1,041     1,206

          Total                   $7,803     5,391     4,908

11.  Business Concentrations

      More than 90% of the ladies' apparel sales were attributable to the Company's product development and private label programs during fiscal 2000, 1999 and 1998. The breakdown of total sales between ladies' and men's apparel was approximately 78% and 22% for fiscal 2000, 79% and 21% for fiscal 1999, and 77% and 23% for fiscal 1998.

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

     The Company's sales are directly impacted by regional and local economics and consumer confidence. The amount of disposable income available to consumers, as well as their perception of the current and future direction of the economy, impacts their level of purchases. The consumer demand for the Company's apparel fluctuates according to changes in customer preferences dictated by fashion and season. In addition, the Company's sales are subject to seasonal influences, with the major portion of sales being realized during the fall season, which includes the back-to-school and holiday selling seasons. Such fluctuations could affect sales and the valuation of inventory, since the merchandise is placed in the production process, or ordered, well in advance of the season and sometimes before fashion trends are evidenced by consumer purchases.

     See Note 14 for information concerning the purchase of CMT by the Company.

12.  Commitments and Contingent Liabilities

      The  Company  issues  letters of credit which are  used  principally  in overseas buying, cooperative buying programs, and for other contract purchases. At January 29, 2000, the Company had outstanding approximately
$83,000 in letters of credit to secure orders of merchandise from various domestic and international vendors.

      During fiscal 2000, the Company entered into 17 forward exchange contracts with a major financial institution. The Company had no forward exchange contracts outstanding at January 29, 2000. The forward exchange contracts require the Company to exchange US dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The amount of any gain or loss on these contracts in fiscal 2000 was immaterial. The contracts are of varying short-term duration and include a window delivery feature which provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. A swap allows the Company to sell the unused currency, at the contract's maturity, to the counterparty at the current market rate and then buy back the same amount for the time period to which the Company wants to extend. The counterparty to the derivative transactions is a major financial institution. The credit risk is generally limited to the unrealized gains or losses in such contracts should this counterparty fail to perform as
contracted.   The  Company considers the risk of counterparty  default  to  be minimal.

      Pursuant to an employment agreement dated February 1, 1998, the Chairman Emeritus is paid an annual salary of $125,000 plus an annual performance bonus and deferred annual compensation of $25,000.

     Pursuant to employment agreements each dated February 1, 1998 and amended May 1, 1999, the Chairman of the Board and the Chief Executive Officer is paid an annual salary of $300,000 plus an annual performance bonus, and the President is paid an annual salary of $220,000 plus an annual performance bonus.

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

13.  Business Segments

      The  Company  manages  its  operations on  an  individual  store  basis.
Financial  information  is  maintained for each  store  and  provided  to  the
Company's management for review and as a basis for decision-making. The Company fully allocates all expenses down to a pre-tax level and monitors each store's performance accordingly. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. While the catalog and other miscellaneous operations qualify as operating segments, they are not considered material to the consolidated financial statements for the purpose of making operating decisions and do not meet the threshold for disclosure under Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure About Segments of an Enterprise and Related Information."

14.  Subsequent Event

     On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all of the issued and outstanding shares of CMT Enterprises, Inc., a New York corporation. CMT is a company exclusively devoted to product design, development and sourcing of the Company's clothing (see Note 11). The Company issued a promissory note to Franklin I. Bober, the sole stockholder of CMT, in the amount of $2.54 million, payable with interest at a monthly rate of .466% in thirty (30) monthly installments, and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The net book value of CMT assets received by the Company is approximately $400,000, and to the extent that the net book value of such assets is less than $400,000, the amount of the promissory note shall be reduced on a dollar-for-dollar basis. In addition, the Company entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin I. Bober, which will provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments.
SUPPLEMENTARY DATA

Summarized unaudited quarterly financial results are as follows (in thousands, except per share data):

                             First    Second    Third     Fourth

 52 Weeks Ended
 January 29, 2000
 Sales                       $35,300   29,828    32,814   38,320
 Gross profit on sales        12,080   10,518    10,341    8,186
 Net earnings (loss)             531       94      (465)  (2,622)
 Net earnings (loss)
 per common share:
   Basic                       $0.09     0.02    (0.08)    (0.44)
   Diluted                     $0.09     0.02    (0.08)    (0.44)

 52 Weeks Ended
 January 30, 1999
 Sales                       $33,541   27,714    32,220   35,749
 Gross profit on sales        11,224    9,488    11,385   13,031
 Net earnings                    411      273       829    1,328
 Net earnings per
 common share:
   Basic                       $0.07     0.05      0.14     0.22
   Diluted                     $0.07     0.05      0.14     0.22

 52 Weeks Ended
 January 31, 1998
 Sales                       $28,408   26,826    31,979   32,706
 Gross profit on sales         9,662    8,316     9,539   10,632
 Net earnings (loss)             127     (577)      164      330
 Net earnings (loss)
 per common share:
   Basic                       $0.02    (0.10)     0.03     0.06
   Diluted                     $0.02    (0.10)     0.03     0.06

      The first quarter of fiscal 1999 includes the cumulative effect of a change in accounting principle of $50,000. The net effect of this change was a decrease to earnings per share of $0.01.
                                                                   Exhibit 10.26


                               SECOND AMENDMENT TO
                   THIRD AMENDED AND RESTATED CREDIT AGREEMENT

      THIS SECOND AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective August 31, 1998, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender").

                              W I T N E S S E T H:

     WHEREAS, Borrower and Lender have entered into a Third Amended and Restated Credit Agreement dated November 10, 1997 as amended by a First Amendment dated effective June 30, 1998 (as amended, the "Agreement"); and

      WHEREAS, Borrower and Lender have agreed to further amend the Agreement as provided in this Amendment.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

1. Agreement Definitions. The definitions of "EBITDAR", "Fixed Charges" and "Second Amendment are hereby added to the Agreement as follows:
2.
           "EBITDAR" shall mean, for any period, Borrower's earnings before interest, taxes, depreciation, amortization and rent.

          "Fixed Charges" shall mean fixed charges of interest, taxes, dividends and current maturities payable by Borrower for the applicable time period.

           "Second Amendment" shall mean that certain Second Amendment to Third Amended and Restated Credit Agreement dated effective August 31, 1998.

1. Section 3.1 of the Agreement is hereby deleted in its entirety and replaced with the following:
2.
          3.1 Monthly Reports. Borrower shall submit to Lender, not later than the twenty-fifth (25th) day following the end of each month, a monthly report ("Monthly Report"), accompanied by a Borrowing Base certificate in the form attached as Exhibit "A" to the Second Amendment and a written summary of all outstanding Letters of Credit, which shall be signed by the President, Chief Financial Officer or other authorized officer of Borrower. Each Monthly Report shall include, as of the closing day for the preceding month: (i) a summary aged trial balance of Accounts for Borrower ("Accounts Trial Balance"); (ii) calculation of the current Borrowing Base;
     (iii) the amount of the outstanding principal balance of the Liabilities; and (iv) a representation by Borrower that no Default or Event of Default occurred during such month or, if a Default or Event of Default has occurred during such month, a description of such Default or Event of Default and of the actions Borrower has taken or intends to take to cure the same. Upon Lender's request therefor, Borrower shall furnish with such specificity as is satisfactory to Lender, concerning matters included, described or referred to in the Monthly Report and any other documents in connection therewith requested by Lender including, without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with the Accounts. The Monthly Report shall contain such additional information as Lender may reasonably require.

1. Section 3.2 of the Agreement is hereby deleted in its entirety and replaced with the following:
2.
           3.2 Quarterly Reports. Borrower shall submit to Lender not later than the forty-fifth (45th) day following the end of each fiscal quarter a Quarterly Report which shall be accompanied by a Quarterly Borrowing Base and Compliance Certificate (the "Quarterly Reports") in the form attached as Exhibit "B" to the Second Amendment and a written summary of all outstanding Letters of Credit. Each Quarterly Report shall include, as of the closing day of the preceding fiscal quarter: (i) calculations of the current Borrowing Base; (ii) the quarterly itemization of Inventory described in Section 3.7; and (iii) evidence satisfactory to Lender that each of the covenants set forth in Section 7.9 has been complied with during such quarter, including calculations thereof.

1. Section 7.9 of the Agreement is hereby amended by the addition of a new Section 7.9(C), as follows:
2.
           (C) EBITDAR to Fixed Charges Plus Rent Ratio. Borrower shall maintain an EBITDAR to Fixed Charges plus rent ratio of no less than 1.20 to 1 at all times on a rolling four (4) quarter basis. The EBITDAR to
     Fixed Charges plus rent ration shall be tested within forty-five (45) calendar days of the end of each fiscal quarter, based upon the results of such quarter and the three (3) preceding quarters.

1. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.
2.
3. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no and waives any claims, rights, setoff or defense against the Lender under the Agreement, as amended by this Amendment, or the other Loan Documents.
4.
5.        Miscellaneous.
6.
     1.   6.1            Effect of Amendment.  The Agreement, as amended,
     modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Loan Documents are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

     1.1 Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

     1.1 Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.

      IN WITNESS WHEREOF, the parties have executed this Amendment effective the date shown above.

                              "BORROWER":              HAROLD'S STORES, INC., an
                              Oklahoma corporation


                              By:
                                                 H. Rainey Powell, President and
                                                         Chief Operating Officer

                              "LENDER":                NATIONSBANK, N.A.


                              By:
                                                  Kelly H. Sachs, Vice President
                                                                   Exhibit 10.28



                        FOURTH AMENDMENT TO THIRD AMENDED
                          AND RESTATED CREDIT AGREEMENT

     THIS FOURTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective November 24, 1999, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and BANK OF AMERICA, N.A., a national banking association, formerly NationsBank, N.A. ("Lender").

                              W I T N E S S E T H:

     WHEREAS, Borrower and Lender have entered into a Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by a First Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1998, a Second Amendment to Third Amended and Restated Credit Agreement dated effective August 31, 1998, and a Third Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1999 (collectively the "Agreement"); and

     WHEREAS, Borrower has requested that the Agreement be amended to permit Borrower to borrow an additional amount of $2,000,000.00 and to otherwise amend the terms of the Agreement; and

     WHEREAS, Lender is willing to amend the Agreement as described above upon the terms and conditions set forth in this Amendment.

     NOW THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

     1. Amended Definitions. The definitions of "Notes", "Revolving Loan Borrowing Base", and "Revolving Loan Maximum Revolving Facility", in the Agreement are hereby deleted in their entirety and replaced with the following:

          "Notes" shall mean collectively the Revolving Note, the Additional Revolving Note, the Term Note and any other notes entered into under the Loan Documents and any extensions, renewals, amendments, replacements or modifications of the foregoing.

          "Revolving Loan Borrowing Base" shall mean an amount equal to the sum of (i) eighty percent (80%) of Eligible Accounts, plus (ii) fifty percent (50%) of Eligible Inventory for the first and second fiscal quarters, or sixty-five percent (65%) of Eligible Inventory for the third and fourth fiscal quarters, as applicable, plus (iii) fifty percent (50%) of outstanding commercial Letters of Credit for the first and second fiscal quarters, or sixty-five percent (65%) of commercial Letters of Credit for the third and fourth fiscal quarters, as applicable, plus (iv) one hundred percent (100%) of amounts due from landlords for the unreimbursed costs of tenant finish, minus (v) one hundred percent (100%) of all outstanding commercial Letters of Credit, minus (vi) one hundred percent (100%) of all issued stand-by Letters of Credit. This amount shall not exceed $30,000,000.00 as reflected in the most recent Monthly Report.

          "Revolving Loan Maximum Revolving Facility" shall mean the maximum aggregate amount which Lender has agreed to consider as a ceiling on the aggregate outstanding principal balance of the Revolving Loan and the Additional Revolving Loan to be made to the Borrower. The Revolving Loan Maximum Revolving Facility shall be $30,000,000.00, which shall include the amount of the Letter of Credit Facility.


     2. Agreement Definitions. The following definitions are hereby added to the Agreement which shall read as follows:

          "Additional Revolving Loan" shall have the meaning assigned to that term in Section 2.1(A).

          "Additional Revolving Note" shall mean that certain Revolving
     Note in the principal amount of $2,000,000.00 dated even date herewith executed by the Borrower substantially in the form of Exhibit "A" to the Fourth Amendment, as the same may be extended, renewed, amended or modified from time to time pursuant to the terms of this Agreement.

          "Fourth Amendment" shall mean that certain Fourth Amendment to Third Amended and Restated Credit Agreement date effective November 24, 1999.


     3.   Revolving Loan.

     3.1 Section 2.1 of the Agreement is hereby deleted in its entirety and replaced by the following:

          "2.1 Revolving Loan

          2.1.1 Borrowing Base. Borrower may, as long as otherwise in compliance with the terms of this Agreement, borrow, repay without penalty or premium and reborrow hereunder, the lesser of (i) the Revolving Loan Maximum Revolving Facility, or (ii) the Revolving Loan Borrowing Base.

          2.1.2 Advances. Each request for advance under either the Revolving Loan or the Additional Revolving Loan may be made by telephone by the authorized representative of Borrower no later than 2:00 p.m. on the date on which the advance is to be made. Each advance to Borrower shall be in immediately available funds and deposited in Borrower's demand deposit accounts with Lender.

          2.1.3 Maximum Principal Balance. Borrower agrees that if at any time the aggregate outstanding principal balance of the Revolving Loan and the Additional Revolving Loan shall exceed an amount equal to the lesser of (i) the Revolving Loan Maximum Revolving Facility, or
     (ii) the Revolving Loan Borrowing Base, Borrower shall promptly pay to Lender the amount necessary to eliminate such excess.

          2.1.4 Interest. Prior to Default, Borrower shall pay to Lender interest on the aggregate average daily outstanding balance of the Liabilities under the Revolving Loan and the Additional Revolving Loan at a rate per annum equal to the following rates: (a) prior to maturity, at a rate equal to the LIBOR Rate plus the following amount, determined according to the current calculation of Cash Flow Leverage:

               Cash Flow Leverage            Interest Rate

               > 4.50 x            LIBOR Rate plus 1.375%

               4.49 x to 3.51 x         LIBOR Rate plus 1.250%

               < 3.50 x            LIBOR Rate plus 1.125%;

     and (b) after maturity of any installment, whether by acceleration or otherwise, until paid at a rate of (i) five percent (5%) plus (ii) the then applicable annual rate in effect.

          2.1.5 Payment. The unpaid principal balance of the Revolving Loan shall be due and payable on June 30, 2001 or upon the occurrence of a Default, and the unpaid principal balance of the Additional Revolving Loan shall be due and payable on the earlier of February 22, 2000 or upon the occurrence of a Default. Accrued interest on both loans shall be payable monthly in arrears beginning December 31, 1999 and on the last day of each month thereafter, upon the date of any prepayment and at maturity. All interest shall be computed on the basis of a year of 360 days, and the actual number of days elapsed in the period in which it accrues. Following the occurrence of a Default, Borrower shall pay to the Lender interest from the date of such Default at the per annum rate of five percent (5%) plus the then applicable annual rate in effect on the outstanding principal balance of the Liabilities under the Revolving Loan and the Additional Revolving Loan.

          2.1.6 Term. The Revolving Loan will mature on June 30, 2001, at which time all principal and accrued interest shall be immediately due and payable. The Additional Revolving Loan will mature on February 22, 2000, at which time all principal and accrued interest shall be immediately due and payable. All of Lender's rights and remedies under this Agreement shall survive such maturity until all of the Liabilities under this Agreement and the other Loan Documents have been paid in full. In addition, this Agreement may be terminated as set forth in Section 8.

          2.1.7 Funded Line Maximum. During each year of the Revolving Loan ending on each June 30, Borrower shall cause the outstanding principal balance of the Revolving Loan to be equal to or less than the Funded Line Maximum for a period of thirty (30) consecutive days."


     4.   Financial Covenants.

     4.1 Section 7.9 (B) of the Agreement is hereby deleted in its entirety and replaced by the following:

          "(B) EBITDAR to Fixed Charges Plus Rent Ratio. Borrower shall maintain an EBITDAR to Fixed Charges plus rent ratio of no less than
     1.30 to 1 at all times on a rolling four (4) quarter basis. The EBITDAR to Fixed Charges plus rent ratio shall be tested within sixty
     (60) calendar days of the end of each fiscal quarter, based upon the results of such quarter and the three (3) preceding quarters."


     5.   Negative Covenants.

     5.1 Section 8.10 of the Agreement is hereby deleted in its entirety and replaced by the following:

          "8.10     New Outlets or Stores.  Borrower covenants and agrees
     that without the prior written consent of Lender, neither it nor any Harold's Subsidiary will execute a Lease Agreement for more than four
     (4) new retail outlets or Harold's stores (to include anticipated relocations) to open in the remaining fiscal year 2000 and for all of fiscal year 2001."


     6.   Notices.

     6.1 Section 10.13(i) of the Agreement is hereby deleted in its entirety and replaced by the following:

          "(i) If to Lender at:
          Bank of America, N.A.
          211 North Robinson Avenue
          P. O. Box 25189
          Oklahoma City, Oklahoma  73102-0189
          Attention:  Robert Dudley, Senior Vice President
          Fax:  (405) 230-4089"

     7. Fee. As a condition to this Fourth Amendment, Borrower shall pay to the Lender an origination fee of $5,000.00 representing one quarter of one percent (0.25%) of the Additional Revolving Loan amount of $2,000,000.00.


     8. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.


     9. No Default, Event of Default or Claims. No event has occurred which constitutes a Default or Event of Default and the Borrower has no (and waives any and all) claims, rights, setoffs or defenses against the Lender under the Agreement, as amended by this Amendment or the other Loan Documents.


     10.  Miscellaneous.

          10.1 Effect of Amendment. The Agreement, as amended, modified and supplemented by this Amendment, shall continue in full force and effect in accordance with its covenants and terms and is hereby ratified, restated and reaffirmed in every respect by the Borrower and the Lender, including any security interests granted pursuant thereto, as of the date hereof. Each of the Borrower's representations and warranties contained in the Agreement and other Loan Documents are true and correct as of the date hereof and with the same force and effect. To the extent the terms of this Amendment are inconsistent with the terms of the Agreement, this Amendment shall control and the Agreement shall be amended, modified or supplemented so as to give full effect to the transaction contemplated by this Amendment.

          10.2 Descriptive Headings. The descriptive headings of the sections of this Amendment are inserted for convenience only and shall not be used in the construction or the content of this Amendment.

          10.3 Multiple Counterparts. This Amendment may be executed in one or more counterparts, each of which shall, for all purposes of this Amendment, be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties have executed this Amendment effective the date shown above.


     "BORROWER"               HAROLD'S STORES, INC., an Oklahoma
                              corporation


                              By: _________________________________
                                   H. Rainey Powell,
                                   President and Chief Operating Officer


     "LENDER"                 BANK OF AMERICA, N.A., a national
                              banking association, formerly
                              NationsBank, N.A.


                              By: _________________________________
                                   Robert Dudley,
                              Senior Vice President
                                                                    Exhibit 23.1



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports dated March 13, 2000, included in and incorporated by reference in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement No. 33-68604 and Form S-8 Registration Statement No. 33-63773.



ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
    April 26, 2000




                                                                    Exhibit 23.2



                          Independent Auditors' Consent



The Board of Directors
Harold's Stores, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33 -68604 and 33-63773) on Form S-8 of Harold's Stores, Inc. of our reports dated March 15, 1999, relating to the consolidated balance sheet of Harold's Stores, Inc. and subsidiaries as of January 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows, and the related financial statement schedule for the 52 week periods ended January 30, 1999 and January 31, 1998, which reports appear in the January 29, 2000 Annual Report on Form 10-K of Harold's Stores, Inc.


                                   KPMG LLP


Oklahoma City, Oklahoma
April 26, 2000