Form 10-Q
period 2000-04-29
HAROLDS STORES INC
filed 2000-06-13
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29,       Commission File No.  1-
2000                                                             10892

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

As of May 31, 2000, the registrant had 6,075,182 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended April 29, 2000


Part I - FINANCIAL INFORMATION                                         Page

Item 1. Financial Statements

        Consolidated Balance Sheets - April 29, 2000 (unaudited) and
        January 29, 2000                                                 3

        Consolidated Statements of Earnings -
            Thirteen Weeks ended April 29, 2000 (unaudited) and May 1,
            1999 (unaudited)                                             5

        Consolidated Statements of Cash Flows -
            Thirteen Weeks ended April 29, 2000 (unaudited) and May 1,
            1999 (unaudited)                                             6

        Notes to Interim Consolidated Financial Statements               7

        Report of Independent Public Accountants                         8

Item 2. Management's Discussion and Analysis of Financial Condition and 9 Results of Operations

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                               11

Item 5. Other Information                                               11

Item 6. Exhibits and Reports on Form 8-K                                12

        Signatures                                                      14


       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                     April 29,    January 29,
                                       2000          2000
                                    (Unaudited)

Current assets:

Cash and cash equivalents           $   746         $   721
Trade accounts receivable, less
allowance for doubtful accounts
of $200 in April and January          7,171           6,413
Note and other receivables              725           2,247
Merchandise inventories              34,035          37,357
Prepaid expenses                      2,757           2,514
Prepaid income tax                      570           1,368
Deferred income taxes                 1,582           1,582

Total current assets                 47,586          52,202

Property and equipment, at cost      34,911          33,983
Less accumulated depreciation
and amortization                    (13,507)        (12,665)

Net property and equipment           21,404          21,318

Deferred income taxes, non-
current                                 232             232
Goodwill (net)                        3,510               -
Other assets                            122             127

Total assets                        $72,854         $73,879




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
        LIABILITIES AND STOCKHOLDERS' EQUITY
          (In Thousands Except Share Data)

                                     April 29,     January 29,
                                       2000           2000
                                    (Unaudited)

Current liabilities:

Accounts payable                      $ 4,854         $ 6,329
Redeemable gift certificates              619             966
Accrued bonuses and payroll
expenses                                1,570           1,294
Accrued rent expense                      612             529
Current maturities of long-term
debt                                    1,624             630

Total current liabilities               9,279           9,748

Long-term debt, net of current
maturities                             26,463          27,063


Stockholders' equity:

Preferred stock of $.01 par value
 Authorized 1,000,000 shares;
 none issued                                -               -
Common stock of $.01 par value
 Authorized 25,000,000 shares;
   issued and outstanding
   6,075,182 in April and
   January                                 60              60
Additional paid-in capital             34,170          34,170
Retained earnings                       2,882           2,838

Total stockholders' equity             37,112          37,068

Total liabilities and
stockholders' equity                  $72,854         $73,879



      HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS
       (In Thousands Except Per Share Data)


                                       13 Weeks Ended
                                    April 29,      May 1,
                                       2000         1999
                                         (Unaudited)

Sales                                $34,323      $35,300

Costs and expenses:
Costs of goods sold (including
occupancy, central buying
expenses and product
development interest,
exclusive of items shown
separately below)                     23,343       23,220

Selling, general and
administrative expenses                9,365        9,830

Depreciation and amortization          1,109        1,149

Interest expense                         432          216

                                      34,249       34,415

Earnings before income taxes              74          885

Provision for income taxes                30          354

Net earnings                         $    44      $   531

Net earnings per common share:
Basic and diluted                    $  0.01      $  0.09

Weighted average number of
common shares - basic                  6,075        6,074



        HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)

                                         13 Weeks Ended
                                     April 29,        May 1,
                                        2000           1999
                                           (Unaudited)

Cash flows from operating
activities:
Net earnings                        $     44        $   531
Adjustments to reconcile net
earnings to net cash provided by
(used in) operating activities:
Depreciation and amortization          1,109          1,149
Loss (gain) on sale of assets             26             (4)
Changes in assets and
liabilities:
Increase in trade and other
accounts receivable                     (656)          (831)
Decrease (increase) in
merchandise inventories                3,322           (905)
Decrease (increase) in prepaid
expenses                                (141)           268
Decrease in prepaid income tax           798              -
Decrease in other assets                   5            241
(Decrease) increase in accounts
payable                               (1,475)            35
(Decrease) increase in accrued
expenses                                  12           (415)
Increase in income taxes payable           -            256

Net cash provided by operating
activities                             3,044            325

Cash flows from investing
activities:
Acquisition of property and
equipment                               (932)        (1,579)
Proceeds from disposal of
property and equipment                    66              7
Payments received for notes
receivable                                35             84

Net cash used in investing
activities                              (831)        (1,488)

Cash flows from financing
activities:
Payments on long-term debt              (412)          (137)
Advances on revolving line of
credit                                10,758         12,175
Payments on revolving line of
credit                               (12,534)        (9,353)

Net cash provided by (used in)
financing activities                  (2,188)         2,685

Increase in cash                          25          1,522
Cash and cash equivalents at
beginning of period                      721            450
Cash and cash equivalents at end
of period                           $    746       $  1,972

Non-cash investing and financing
activities:
Debt issued to purchase stock of
CMT                                    2,545              -
Capital lease obligation assumed
in acquisition of CMT                     37              -


                 HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     April 29, 2000 and  May 1, 1999
                               (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of April 29, 2000 and the results of its operations and cash flows for the thirteen-week periods ended April 29, 2000 and May 1, 1999. The results of operations for the thirteen-week periods ended April 29, 2000 and May 1, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2.   Definition of Fiscal Year

      The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 30, 2000 through February 3, 2001, has been designated as fiscal 2001.

3.   Derivatives

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

4.   Acquisition

          On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all of the issued and outstanding shares of CMT Enterprises, Inc. ("CMT"), a New York corporation. CMT is a company exclusively devoted to product design, development and sourcing of the Company's clothing. The Company issued a promissory note to Franklin I. Bober, the sole shareholder of CMT, in the amount of $2.54 million, payable with interest at a monthly rate of .466% in thirty (30) monthly installments, and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The net book value of CMT assets received by the Company is approximately $400,000, and to the extent that the net book value of such assets is less than $400,000, the amount of the promissory note shall be reduced on a dollar-for-dollar basis. In addition, the Company entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin
I. Bober, which will provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of April 29, 2000, and the related consolidated statements of earnings and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



                                   ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
    June 7, 2000
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

                                   52          13         13
                                 Weeks       Weeks      Weeks
                                 Ended       Ended      Ended
                               January 29,  April 29,   May 1,
                                  2000        2000       1999

Sales                             100.0%      100.0%    100.0%

Costs of goods sold               (69.8)      (68.0)    (65.8)

Selling, general and
administrative expenses           (29.1)      (27.3)    (27.8)

Depreciation and amortization      (3.3)       (3.2)     (3.3)

Interest expense                   (0.8)       (1.3)     (0.6)

Earnings (loss) before income
taxes                              (3.0)        0.2       2.5

(Provision) benefit for
income taxes                        1.2        (1.0)     (1.0)

Net earnings (loss)                (1.8)%       0.1%      1.5%


     The following table reflects the sources of the increases in Company sales for the periods indicated.

                                  13 Weeks Ended
                               April 29,       May 1,
                                 2000           1999

Sales (000's)                    34,323        35,300

Total sales growth                 (2.8)%         5.2%
Change in comparable store
sales (52 week basis)              (9.8)%         2.4%

Store locations:
Existing stores                      51            44
Stores closed                         -            (1)
New stores opened                     1             3
Total stores at end of period        52            46

      The Company opened one new location, Dawsonville, Georgia, during the thirteen weeks ended April 29, 2000 compared to the opening of three new locations in the comparable period of the prior year. The decline in total sales growth and comparable store sales growth is primarily attributable to disappointing spring ladies' business, in large part driven by the Company's offerings in the dress and formal business attire categories. The Company was encouraged by sales on certain ladies' apparel items reflecting interpretations of current trends. A challenge now being addressed is continuing to provide current styles while maintaining traditional, conservative looks for the more professional occasions.

     The Company's gross margin was 32.0% for the first quarter of fiscal 2001, as compared to 34.2% in the same period of last year. The decline is primarily attributable to increased markdowns as a result of the sales declines experienced. In addition, the occupancy costs did not leverage as planned due to the sales shortfall during the period.

      Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales decreased 0.5 percentage points from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The decrease can generally be attributed to an emphasis on expense controls, combined with reductions of advertising and catalog expenditures. In addition, the Company incurred greater store opening costs in first quarter of last year as compared to this year due to three stores being opened in the first quarter of fiscal 2000 compared to one new store in the first quarter of fiscal 2001.

      The average balance of total outstanding debt was $30,418,000 for the quarter ended April 29, 2000 compared to $18,019,000 for the first quarter of fiscal 2000. This increase in average balances resulted principally from borrowing associated with capital expenditures and inventories related to new store openings as well as the acquisition of CMT Enterprises, Inc. on February 18, 2000. Also, average interest rates on the Company's line of credit were slightly higher for the quarter ended April 29, 2000 compared to first quarter of the prior fiscal year.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the thirteen weeks ended April 29, 2000, net cash provided by operating activities was $3,044,000 as compared to net cash provided by operating activities of $325,000 for the same period of fiscal 2000. The increase can be primarily attributed to a decrease of $3,322,000 in the Company's inventories for the thirteen weeks ended April 29, 2000 as compared to an increase of $905,000 for the same period of fiscal 2000. The significant decrease in inventory levels for the quarter ended April 29, 2000 is attributable to a focused effort to edit assortments and reduce inventory. The increase for the prior year is primarily due to the opening of three new stores in the first quarter of fiscal 2000. Management expects the dollar amounts of the Company's merchandise inventories to increase slightly with the expansion of its chain of retail stores with related increases in trade accounts receivable and accounts payable. Also, period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

      Cash Flows From Investing Activities. For the thirteen weeks ended April 29, 2000, net cash used in investing activities totaled $831,000 compared to net cash used in investing activities of $1,488,000 for the same period in fiscal 2000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations. The primary reason for the decrease in cash used in investing activities is that the Company opened three new stores in the first quarter of fiscal 2000 compared to one new store in the first quarter of fiscal 2001.

      Cash Flows From Financing Activities. During the thirteen weeks ended April 29, 2000, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases. For the thirteen weeks ended April 29, 2000, net cash used in financing activities totaled $2,188,000 compared to net cash provided by financing activities of $2,685,000 for the same period in fiscal 2000. The increase in cash used in financing activities is mainly attributable to decreased store expansion which enabled the Company to pay down more of its revolving line of credit than it utilized during the quarter. Another notable use of cash during the quarter was the Company's installment payments related to the CMT acquisition.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $24,249,000 and $14,075,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. During the thirteen weeks ended April 29, 2000, this line of credit had a high balance of $25,763,000 and a high balance of $15,820,000 for the thirteen weeks ended May 1, 1999. The balance outstanding on April 29, 2000 was $21,619,000 compared to $15,694,000 on May 1, 1999.

     Liquidity.   The  Company  considers the following  as  measures  of
liquidity and capital resources as of the dates indicated:

                           January 29,    April 29,    May 1,
                              2000          2000        1999

Working capital (000's)       $42,454      $38,307     $36,122
Current ratio                  5.36:1       5.13:1      5.58:1
Ratio of working capital        .57:1        .53:1       .54:1
to total assets
Ratio of total debt to          .75:1        .76:1       .49:1
stockholders' equity


      The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

     As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense. In addition, rising interest rates could have a similar impact on interest expense. However, the Company is committed to reducing its average debt levels in the coming fiscal year through a number of initiatives including the reduction of inventory levels through improved editing of assortments and better flow of goods; lowering of capital expenditures due to slower expansion; and improving the Company's profitability.

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

Impact of Year 2000

     The year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. At the time of this filing, the Company had not experienced any year 2000 problems with any of its financial or operating systems or with any of its suppliers. The Company will continue to monitor these systems, but it does not anticipate any problems or significant expenditures in the future.


                                 PART II

ITEM 1.        LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 5.        OTHER INFORMATION

      The following unaudited pro forma financial information presents total sales, net earnings and net earnings per common share of the Company after giving effect to the acquisition of CMT Enterprises, Inc. The unaudited pro forma financial information for the thirteen weeks ended April 29, 2000 gives effect to the acquisition as if it had occurred at January 30, 2000. The unaudited pro forma financial information for the thirteen weeks ended May 1, 1999 gives effect to the acquisition as if it had occurred at January 31, 1999.

      The following unaudited pro forma information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of the Company and CMT Enterprises, Inc. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the transaction been consummated on the date, or at the beginning of the periods, for which the transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

            HAROLD'S STORES, INC.
   UNAUDITED PRO FORMA FINANCIAL STATEMENTS

                                 13 Weeks Ended
                              April 29,     May 1,
                                2000         1999

Sales                         $34,323      $35,353
Net earnings                       44          814
Net earnings per common
share:
Basic and diluted               $0.01        $0.13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  The following exhibit is filed as part of this Form 10-Q:

          No.  Description

          10.1 Fifth Amendment to the Third Amended and Restated Credit Agreement dated February 18, 2000 between Registrant and Bank of America, N.A.

          27.1  Financial Data Schedule

      (b) Reports on Form 8-K: A Form 8-K/A was filed on May 2, 2000, with the Securities and Exchange Commission ("SEC") regarding the Registrant's acquisition of CMT Enterprises, Inc. This Form 8-K/A amended a Form 8-K filed on March 3, 2000, with the SEC to include pro forma financial statements required by Regulation S-K and the audited financial statements of CMT Enterprises, Inc.

                            INDEX TO EXHIBITS

           No.  Description

           10.1 Fifth Amendment to the Third Amended and Restated Credit Agreement dated February 18, 2000 between Registrant and Bank of America, N.A.

           27.1  Financial Data Schedule


                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                          HAROLD'S STORES, INC.

                        By:  /s/ H. Rainey Powell
                            H. Rainey Powell
                   President, Chief Operating Officer

                         By: /s/ Jodi L. Taylor
                             Jodi L. Taylor
                         Chief Financial Officer


Date: June 13, 2000
                                                             EXHIBIT 10.1



                    FIFTH AMENDMENT TO THIRD AMENDED
                      AND RESTATED CREDIT AGREEMENT

     THIS FIFTH AMENDMENT TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made effective February 18, 2000, by and between HAROLD'S STORES, INC., an Oklahoma corporation ("Borrower"), and BANK OF AMERICA, N.A., a national banking association, formerly NationsBank, N.A. ("Lender").

                          W I T N E S S E T H:

     WHEREAS, Borrower and Lender have entered into a Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by a First Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1998, a Second Amendment to Third Amended and Restated Credit Agreement dated effective August 31, 1998, a Third Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1999, and a Fourth Amendment to Third Amended and Restated Credit Agreement dated effective November 24, 1999 (collectively the "Agreement"); and

     WHEREAS, under the Agreement and the Loan Documents (as defined therein), the Borrower has collaterally assigned to the Lender its interests in a certain loan made by the Borrower to CMT Enterprises, Inc. ("CMT") together with related collateral for such loan, all of which are defined in the Agreement as the "CMT Loan Assignments", "CMT Loan" and the "CMT Loan Documents", respectively; and

     WHEREAS, the Borrower now desires to acquire all of the outstanding stock of CMT (the "Acquisition") from CMT's shareholder, Franklin I. Bober ("Bober") resulting in CMT becoming a wholly owned subsidiary of Borrower; and

     WHEREAS, as a result of the aforedescribed Acquisition, CMT shall continue to fully and completely obligated for payment of the CMT Loan to the Borrower and such loan shall continue to be subject to the liens and security interests of the Borrower as evidenced by the CMT Loan
Documents; and

     WHEREAS, the collateral assignments in favor of the Lender of the CMT Loan and the CMT Loan Documents and the obligations of CMT will continue to be effective subsequent to the Acquisition, subject to the terms and conditions of this Amendment; and

     WHEREAS, as conditions precedent to the Acquisition, the Borrower has requested the Lender release certain collateral interests in the CMT Loan and CMT Loan Documents under the CMT Loan Assignments and waive certain covenants in the Agreement which may be violated as a result of the Acquisition, all of which are more fully described herein; and

     WHEREAS, Lender is willing to release such interests and waive such covenants as described above upon the terms and conditions set forth in this Amendment conditional upon the Borrower providing certain additional collateral to the Lender as hereafter described.

     NOW THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties agree as follows:

     1. Partial Releases. Conditional upon the consummation of the Acquisition and effective as of that date, Lender hereby releases and discharges from the CMT Loan Assignments those CMT Loan Documents identified in Section 2.4.4.1 (iii), (iv), (v), (vi), (vii), (ix), (x) and (xi) of the Agreement and in Paragraphs C, D, E, F, G, I, J, K and O of the Collateral Assignment and Security Agreement. Lender agrees to execute and deliver such additional release documents in recordable form as may be necessary to effectuate the proper release of said items in any public filing office. All other CMT Loan Assignments with respect to all other CMT Loan Documents and the CMT Loan shall remain in full force and effect and continue to be binding upon the respective parties thereto.

     2. Waivers. Lender hereby waives any and all defaults, breaches or violations resulting from the Acquisition in connection with Sections 8.2, 8.3, 8.4, 8.6, 8.9 and 8.12 of the Agreement. The waivers hereby granted are given solely in connection with the Acquisition and shall not be construed to apply to any other or subsequent defaults, breaches or violations of the Agreement.

     3. Additional Collateral. In consideration for the releases and waivers described above, Borrower shall grant a security interest to the Lender in all of Borrower's right, title and interest in and to all of the outstanding capital stock of CMT pursuant to a Security Agreement dated even date herewith and other security documents all in form satisfactory to the Lender. Additionally, Borrower shall cause CMT to grant a security interest to the Lender in all of CMT's right, title and interest in and to all its tangible and intangible assets, including without limitation, all Accounts, Inventory, Equipment, Chattel Paper, Documents, Goods, Instruments, and General Intangibles, pursuant to a Security Agreement dated even date herewith and other security documents all in form satisfactory to the Lender. All of the aforedescribed Security Agreements and other security documents shall constitute the "Security Agreement" as defined in the Agreement.

     4. Definitions. Except as specifically defined in this Amendment, capitalized terms used in this Amendment shall have the same meanings ascribed to them in the Agreement.

     5. No Default, Event of Default or Claims. Except as waived herein, no event has occurred which constitutes a Default or Event of Default and the Borrower has no (and waives any and all) claims, rights, setoffs or defenses against the Lender under the Agreement, as amended by this Amendment or the other Loan Documents.

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


     "BORROWER"               HAROLD'S STORES, INC., an Oklahoma
                              corporation


                              By: _________________________________
                              Title:______________________________


     "LENDER"                 BANK OF AMERICA, N.A., a national
                              banking association, formerly
                              NationsBank, N.A.


                              By: _________________________________
                              Title:_____________________________



377591/CVC/30515-041