Form 10-Q
period 2000-07-29
HAROLDS STORES INC
filed 2000-09-12
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000   Commission File No.  1-
                                                                 10892

                                  OR

      [    ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



                        HAROLD'S STORES, INC.
        (Exact name of registrant as specified in its charter)



        Oklahoma                                     73-1308796
    (State or other                                (IRS Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

765 Asp Norman, Oklahoma                           (405) 329-4045
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

As of August 31, 2000, the registrant had 6,075,067 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended July 29, 2000


Part I - FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets - July 29, 2000 (unaudited) and        3
          January 29, 2000

        Consolidated Statements of Operations -
          Thirteen Weeks and Twenty-Six Weeks ended July 29, 2000          5
          (unaudited) and July 31, 1999 (unaudited)

        Consolidated Statements of Cash Flows -
          Twenty-Six Weeks ended July 29, 2000 (unaudited) and July        6
          31, 1999 (unaudited)

        Notes to Interim Consolidated Financial Statements                 7

        Report of Independent Public Accountants                           9

Item 2. Management's Discussion and Analysis of Financial Condition and   10
        Results of Operations

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 6. Exhibits and Reports on Form 8-K                                  13

        Signatures                                                        15


       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                    July 29,    January 29,
                                      2000         2000
                                  (Unaudited)

Current assets:

Cash and cash equivalents           $   659      $   721
Trade accounts receivable, less
allowance for doubtful accounts
of $200 in July and January           5,997        6,413
Note and other receivables              155        2,247
Merchandise inventories              31,504       37,357
Prepaid expenses                      2,848        2,514
Prepaid income tax                    1,594        1,368
Deferred income taxes                 1,582        1,582

Total current assets                 44,339       52,202

Property and equipment, at cost      35,014       33,983
Less accumulated depreciation
and amortization                    (14,120)     (12,665)

Net property and equipment           20,894       21,318

Deferred income taxes, non-
current                                 232          232
Goodwill (net)                        3,477            -
Other assets                            117          127

Total assets                        $69,059      $73,879




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
        LIABILITIES AND STOCKHOLDERS' EQUITY
          (In Thousands Except Share Data)

                                   July 29,    January 29,
                                     2000         2000
                                  (Unaudited)

Current liabilities:

Accounts payable                   $  4,124    $  6,329
Redeemable gift certificates            577         966
Accrued bonuses and payroll
expenses                              1,054       1,294
Accrued rent expense                    756         529
Current maturities of long-term
debt                                  1,665         630

Total current liabilities             8,176       9,748

Long-term debt, net of current
maturities                           25,120      27,063

Stockholders' equity:

Preferred stock of $.01 par value
 Authorized 1,000,000 shares;
 none issued                              -           -
Common stock of $.01 par value
 Authorized 25,000,000 shares;
   issued and outstanding
   6,075,067 in July and
   6,075,182 in January                  61          61
Additional paid-in capital           34,170      34,170
Retained earnings                     1,534       2,838
                                     35,765      37,069
Less:  Treasury stock of
   205 shares in July and 90
   shares in January recorded
   at cost                                2           1
Total stockholders' equity           35,763      37,068

Total liabilities and
stockholders' equity                $69,059     $73,879



             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)

                                 13 Weeks Ended        26 Weeks Ended
                               July 29,   July 31,   July 29,   July 31,
                                 2000       1999       2000       1999
                                              (Unaudited)

Sales                          $28,600   $29,828     $62,923    $65,128

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items
shown separately below)         21,251    19,310      44,594     42,530

Selling, general and
administrative expenses          8,051     9,113      17,417     18,943

Depreciation and amortization    1,120     1,084       2,229      2,233

Interest expense                   425       182         857        398

                                30,847    29,689      65,097     64,104

Earnings (loss) before income
taxes                           (2,247)      139      (2,174)     1,024

Provision (benefit) for
income taxes                      (899)       45        (870)       399

Net earnings (loss)             (1,348)       94      (1,304)       625


Net earnings (loss) per common
share:
Basic and diluted                $(.22)     $.02      $(.21)      $.10

Weighted average number of
common shares - basic            6,075     6,075       6,075     6,074




        HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)

                                       26 Weeks Ended
                                    July 29,    July 31,
                                      2000        1999
                                         (Unaudited)

Cash flows from operating
activities:
Net earnings (loss)                  $(1,304)   $   625
Adjustments to reconcile net
earnings (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization          2,229      2,233
Gain on sale of assets                  (255)        (4)
Shares issued under employee
incentive plan                             -          9
Changes in assets and
liabilities:
Decrease (increase) in trade and
other accounts receivable              1,088       (795)
Decrease (increase) in
merchandise inventories                5,853     (3,971)
Increase in prepaid expenses            (236)      (730)
Increase in prepaid income tax          (226)         -
Decrease in other assets                  10        195
Decrease in accounts payable          (2,205)      (728)
Decrease in accrued expenses            (402)      (725)
Decrease in income taxes payable           -       (460)

Net cash provided by (used in)
operating activities                   4,552     (4,351)

Cash flows from investing
activities:
Acquisition of property and
equipment                            (1,998)     (1,642)
Proceeds from disposal of
property and equipment                  839           7
Payments received for notes
receivable                               35         583

Net cash used in investing
activities                           (1,124)     (1,052)

Cash flows from financing
activities:
Payments on long-term debt             (844)       (680)
Advances on revolving line of
credit                                21,448     27,367
Payments on revolving line of
credit                               (24,094)   (21,252)

Net cash provided by (used in)
financing activities                  (3,490)     5,435

(Decrease) increase in cash              (62)        32
Cash and cash equivalents at
beginning of period                      721        450
Cash and cash equivalents at end
of period                           $    659   $    482

Non-cash investing and financing
activities
Debt issued to purchase stock of
CMT                                    2,545          -
Capital lease obligation assumed
in acquisition of CMT                     37          -


                 HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     July 29, 2000 and July 31, 1999
                               (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 29, 2000 and the results of its operations and cash flows for the thirteen-week periods and twenty-six-week periods ended July 29, 2000 and July 31, 1999. The results of operations for the thirteen-week periods and twenty-six-week periods ended July 29, 2000 and July 31, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

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

4.   Acquisition

          On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all of the issued and outstanding shares of CMT Enterprises, Inc. ("CMT"), a New York corporation. CMT is a company exclusively devoted to product design, development and sourcing of the Company's clothing. The Company issued a promissory note to Franklin I. Bober, the sole shareholder of CMT, in the amount of $2.54 million, payable with interest at a monthly rate of .466% in thirty (30) monthly installments, and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The net book value of CMT assets received by the Company was approximately $400,000. The purchase price was allocated based on the fair value of assets acquired. The excess of the purchase price over the fair value of the net assets acquired, approximately $3,576,000, was recorded as goodwill. The goodwill will be amortized over a 15-year period.
     The Company also entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin I. Bober, which will provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments.

5.   Pro forma Financial Information

      The following unaudited pro forma financial information presents total sales, net earnings (loss) and net earnings (loss) per common share of the Company after giving effect to the acquisition of CMT Enterprises, Inc. The unaudited pro forma financial information for the twenty-six weeks ended July 29, 2000 gives effect to the acquisition as if it had occurred at January 30, 2000. The unaudited pro forma financial information for the twenty-six weeks ended July 31, 1999 gives effect to the acquisition as if it had occurred at January 31, 1999.

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

                 HAROLD'S STORES, INC.
        UNAUDITED PRO FORMA FINANCIAL STATEMENTS

                         13 Weeks Ended      26 Weeks Ended
                       July 29,  July 31,  July 29,  July 31,
                         2000     1999       2000      1999

Sales                  $28,600   $29,827   $62,923   $65,181
Net earnings (loss)     (1,348)      214    (1,304)    1,028
Net earnings (loss)
per common share:
Basic and diluted       ($0.22)    $0.04    ($0.21)    $0.17

6.   Related Party Transaction

     On July 28, 2000, the Company entered into a real estate transaction with a limited partnership whose partners are stockholders and directors of the Company. Under this sale agreement, some land and some buildings owned by the Company were sold, at appraised value, to this limited partnership for a total sales price of $746,000. Total proceeds to the Company were approximately $735,000 after selling expenses and the total gain recognized by the Company was approximately $286,000. The limited partnership obtained its own financing for the purchase price. Also, all surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

7.   Long-term Debt

     Effective for the second quarter ended July 29, 2000, the Company entered into an amended credit agreement with its primary lender which expires June 30, 2002. The Company and the lender have agreed to restructure the original loan into two separate credit facilities consisting of a secured term facility in the maximum principal amount of $9,231,248 payable quarterly and amortized over five years and a secured revolving credit facility (with a letter of credit subfacility) in the maximum aggregate principal amount of $20,000,000. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. Other changes under the new agreement include revisions of covenants which have enabled the Company to be in compliance at July 29, 2000 with the covenants set forth in the agreement.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of July 29, 2000, and the related consolidated statements of operations and cash flows for the thirteen week and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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



                                   ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma
    September 12, 2000
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

                                   13 Weeks Ended      26 Weeks Ended
                                  July 29,  July 31,  July 29,  July 31,
                                    2000      1999      2000     1999

Sales                              100.0%    100.0%    100.0%    100.0%

Costs of goods sold                (74.3)    (64.7)    (70.9)    (65.3)

Selling, general and
administrative expenses            (28.1)    (30.6)    (27.7)    (29.1)

Depreciation and amortization       (3.9)     (3.6)     (3.5)     (3.4)

Interest expense                    (1.5)     (0.6)     (1.4)     (0.6)

Earnings (loss) before income
taxes                               (7.8)      0.5      (3.5)      1.6

(Provision) benefit for
income taxes                         3.1      (0.2)      1.4      (0.6)

Net earnings (loss)                 (4.7)%     0.3%     (2.1)%     1.0%


      The following table reflects the sources of the changes in Company sales for the periods indicated.


                                   13 Weeks Ended      26 Weeks Ended
                                  July 29,  July 31,  July 29,  July 31,
                                    2000      1999      2000     1999

Sales (000's)                      28,600    29,828    62,923    65,128

Total sales growth                   (4.1)%     7.5%     (3.4)%     6.3%
Change in comparable store
sales
(52 week basis)                     (10.3)%     1.3%    (10.0)%     1.9%

Store locations:
Existing stores                        52        46        51        44
Stores closed                           0         -         0        (1)
New stores opened                       1         2         2         5
Total stores at end of period          53        48        53        48

      The Company opened one new location in San Marcos, Texas and relocated a store in Atlanta, Georgia to the Perimeter Center during the thirteen weeks ended July 29, 2000 compared to the opening of two new locations in the comparable period of the prior year. The decline in total sales growth and comparable store sales growth is primarily attributable to disappointing spring and summer ladies' business. The Company's ladies' merchandise assortment strayed from its classically inspired roots and did not meet the needs of the more conservative and professional guests. The Company was somewhat encouraged by sales on certain ladies' apparel items reflecting interpretations of current trends, however. The Company has recently completed a brand audit with The Richards Group, fortifying its commitment to manufacture classically inspired apparel that is appropriately current. The Company's management attributes a departure from this focus as the primary reason behind poor sales figures.

      The Company's gross margin was 25.7% for the second quarter of fiscal 2001, as compared to 35.3% in the same period of last year. The decline is primarily attributable to increased markdowns on the spring and summer merchandise during second quarter in order to clear inventory and introduce the fall collection that has a decidedly more conservative look. In addition, the occupancy costs did not leverage as planned due to the sales shortfall during the period.

      Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales decreased 2.5 percentage points from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. The decrease can generally be attributed to an emphasis on expense controls, combined with reductions of advertising and catalog expenditures.

      The average balance of total outstanding debt was $29,033,000 for the quarter ended July 29, 2000 compared to $18,368,000 for the second quarter of fiscal 2000. This increase in average balances resulted principally from borrowing associated with capital expenditures and inventories related to new store openings as well as the acquisition of CMT Enterprises, Inc. on February 18, 2000. Also, average interest rates on the Company's line of credit were slightly higher for the quarter ended July 29, 2000 compared to second quarter of the prior fiscal year.

Capital Expenditures, Capital Resources and Liquidity

      Cash Flows From Operating Activities. For the twenty-six weeks ended July 29, 2000, net cash provided by operating activities was $4,552,000 as compared to net cash used in operating activities of
$4,351,000 for the same period of fiscal 2000. The increase can be primarily attributed to a decrease of $5,853,000 in the Company's inventories for the twenty-six weeks ended July 29, 2000 as compared to an increase of $3,971,000 for the same period of fiscal 2000. The significant decrease in inventory levels for the quarter ended July 29, 2000 is attributable to a focused effort to edit assortments and reduce inventory. The increase for the prior year is primarily due to the opening of two new stores in the second quarter of fiscal 2000. Also, period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities.

     Cash Flows From Investing Activities. For the twenty-six weeks ended July 29, 2000, net cash used in investing activities totaled $1,124,000 compared to net cash used in investing activities of $1,052,000 for the same period in fiscal 2000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations. Capital expenditures were the primary reason for the increase in cash used in investing activities, however, this increase was partially offset by the proceeds received from a real estate sale the Company entered into during the quarter ended July 29, 2000.

      Cash Flows From Financing Activities. During the twenty-six weeks ended July 29, 2000, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases. For the twenty-six weeks ended July 29, 2000, net cash used in financing activities totaled $3,490,000 compared to net cash provided by financing activities of $5,435,000 for the same period in fiscal 2000. The increase in cash used in financing activities is mainly attributable to decreased store expansion which enabled the Company to pay down more of its revolving line of credit than it utilized during the quarter. Another notable use of cash during the quarter was the Company's installment payments related to the CMT acquisition.

      The Company has available a long-term line of credit with its bank. This line had an average balance of $22,821,000 and $14,507,000 for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. During the twenty-six weeks ended July 29, 2000, this line of credit had a high balance of $23,155,000 compared to a high balance of $18,984,000 for the twenty-six weeks ended July 31, 1999. The balance outstanding on July 29, 2000 was $20,749,000 compared to $18,984,000 on July 31, 1999.

     Liquidity.   The  Company  considers the following  as  measures  of
liquidity and capital resources as of the dates indicated:

                            July 29,   January 29,    July 31,
                              2000         2000         1999

Working capital (000's)       $36,163     $42,454     $40,483
Current ratio                  5.42:1      5.36:1      7.67:1
Ratio of working capital
to total assets                 .52:1       .57:1       .59:1
Ratio of total debt to
stockholders' equity            .75:1       .75:1       .56:1


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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2000 Annual Meeting of Shareholders of the Company was held on June 22, 2000. The following matters were submitted to a vote of the Company's shareholders:

  1. The election of ten directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:


                                     Votes
     Director         Votes For     Withheld

Harold G. Powell      4,463,815      935,640

Rebecca Powell
Casey                 4,192,259    1,207,196

H. Rainey Powell      4,192,901    1,206,554

Robert L. Anderson    4,462,606      936,849

Michael T. Casey      4,192,207    1,207,248

Robert B. Cullum,
Jr.                   4,463,662      935,793

Margaret A.
Gilliam               4,462,657      936,798

W. Howard Lester      4,463,506      935,949

Leonard M. Snyder     4,462,657      936,798

William F.
Weitzel, Ph.D.        4,463,814      935,641

  2. The proposal to amend the 1993 Performance and Equity Incentive Plan of the Company as described in the Proxy Statement of the Company dated May 12, 2000, was approved as follows:

  Votes         Votes
   For         Against     Abstentions

3,084,925    1,242,424       6,673

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  The following exhibits are filed as part of this Form 10-
          Q:

          No.  Description

          10.1 Fourth Amended and Restated Credit Agreement dated September 12, 2000 between Registrant and Bank of America, N.A.

          27.1   Financial Data Schedule

      (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended July 29, 2000.

                            INDEX TO EXHIBITS

           No.  Description

          10.1 Fourth Amended and Restated Credit Agreement dated September 12, 2000 between Registrant and Bank of America, N.A.

          27.1   Financial Data Schedule


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



                          HAROLD'S STORES, INC.

                        By:  /s/ H. Rainey Powell
                            H. Rainey Powell
                   President, Chief Operating Officer

                         By: /s/ Jodi L. Taylor
                             Jodi L. Taylor
                         Chief Financial Officer


Date: September 12, 2000
                                                             Exhibit 10.1



              FOURTH AMENDED AND RESTATED CREDIT AGREEMENT
                     Dated as of September 12, 2000

                                  among

                          HAROLD'S STORES, INC.

                          BANK OF AMERICA, N.A.
 as Administrative Agent, Collateral Agent, Lead Arranger, Book Manager,
              Swing Line Lender, Fronting Agent and Lender

                                   and

              THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO




              FOURTH AMENDED AND RESTATED CREDIT AGREEMENT

      THIS FOURTH AMENDED AND RESTATED CREDIT AGREEMENT is made effective as of the 12th day of September, 2000, HAROLD'S STORES, INC., an Oklahoma corporation (the "Company"), the several financial institutions from time to time party to this Agreement (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, N.A., a national banking association formerly NationsBank, N.A., as Swing Line Lender, Lead Arranger, Book Manager and as agent for the Lenders ("BofA").

     WHEREAS, the Company and BofA have previously entered into a certain Third Amended and Restated Credit Agreement dated November 10, 1997, as amended by a First Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1998, as amended by a Second Amendment to Third Amended and Restated Credit Agreement dated effective August 31, 1998, as amended by a Third Amendment to Third Amended and Restated Credit Agreement dated effective June 30, 1999, as amended by a Fourth Amendment to Third Amended and Restated Credit Agreement dated effective November 24, 1999, as amended by a Fifth Amendment to Third Amended and Restated Credit Agreement dated effective February 18, 2000 (collectively, the "Original Credit Agreement"), which agreement covers a certain extension of credit in the form of a revolving line of credit from BofA to the Company in the maximum principal amount of $30,000,000.00 (the "Original Loan"); and

     WHEREAS, the Company and BofA have agreed to restructure the Original Loan into two (2) separate credit facilities consisting of a secured term facility in the maximum principal amount of $9,231,248.00 and a secured revolving credit facility (with a letter of credit subfacility and a swing line subfacility) in the maximum aggregate principal amount of $20,000,000.00, and in connection therewith, the Company and BofA desire to amend and restate the Original Credit Agreement in its entirety as hereafter described.

 NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                                ARTICLE I
                               DEFINITIONS
1.01 Certain Defined Terms. The following terms have the following meanings:

          "Account Debtor" shall mean the party who is obligated on or under an Account.

          "Accounts" shall mean all present and future rights of the Company or any Subsidiary to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not they have been earned by performance.

          "Acquisition" shall mean any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person,
     (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.

          "Affiliate" shall mean, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, membership interests, by contract, or otherwise.

          "Agent" shall mean BofA in its capacity as agent for the Lenders hereunder, and any successor agent arising under Section 10.09.

          "Agent-Related Persons" shall mean BofA and any successor agent arising under Section 10.09 and any successor letter of credit issuing bank hereunder, together with their respective Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

          "Agent's Payment Office" shall mean the address for payments set forth on Schedule 11.02 or such other address as the Agent may from time to time specify.

          "Aggregate Commitment" shall mean the sum of (a) the  Aggregate
     Revolving   Loan  Commitment  and  (b)  the  Aggregate   Term   Loan
     Commitment.

          "Aggregate Revolving Loan Commitment" shall mean the aggregate Revolving Loan Commitments of the Lenders, equal to Twenty Million Dollars ($20,000,000.00).

          "Aggregate Term Loan Commitment" shall mean the aggregate Term Loan Commitments of the Lenders, equal to Nine Million Two Hundred Thirty-one Thousand Two Hundred Forty-eight Dollars ($9,231,248.00).

          "Agreement" shall mean this Fourth Amended and Restated Credit Agreement.

          "Applicable Base Rate Margin" shall mean, subject to the last sentence of this definition, for any period, the applicable of the following percentages in effect with respect to such period as the Leverage Ratio of the Company shall fall within the indicated ranges:

                                       Applicable Base Rate
     Level   Leverage Ratio            Margin
                                           (in basis points)
                            Greater
              Less Than     Than or     Revolving     Term Loan
                            Equal to       Loan
       I                   2.00:1.00       100           100
       II     1.99:1.00    1.50:1.00        50           50
      III     1.49:1.00                     0             0

     The Leverage Ratio shall be calculated by the Company as of the end of each fiscal quarter, commencing with the fiscal quarter ending February 3, 2001, and shall be reported to the Agent pursuant to a Compliance Certificate executed by a Responsible Officer of the Company and delivered pursuant to subsection 7.02(b) hereof. The Applicable Base Rate Margin shall be adjusted, if necessary, on the third Business Day after the delivery of such certificate; provided, that if such certificate, together with the financial statements to which such certificate relates, is not delivered to the Agent by the fifth Business Day after the date on which the related financial statements are due to be delivered to the Agent pursuant to subsection 7.01(a) or (b), then, from such fifth Business Day until the third Business Day after delivery of such certificate, the Applicable Base Rate Margin shall be equal to 100 basis points for Revolving Loans and Term Loans. From the Closing Date until adjusted as described above, the Applicable Base Rate Margin shall be equal to 100 basis points for Revolving Loans and Term Loans.

          "Applicable Commitment Fee Percentage" shall mean, subject to the last sentence of this definition, for any period, the applicable of the following percentages in effect with respect to such period as the Leverage Ratio of the Company shall fall within the indicated ranges:

                                           Applicable Commitment
     Level   Leverage Ratio                 Fee Percentage (in
                                               basis points)
                           Greater Than
              Less Than    or Equal To
       I                    2.00:1.00               50
       II     1.99:1.00     1.50:1.00               50
      III     1.49:1.00                             25

     The Leverage Ratio shall be calculated by the Company as of the end of each fiscal quarter, commencing with the fiscal quarter ending February 3, 2001, and shall be reported to the Agent pursuant to a Compliance Certificate executed by a Responsible Officer of the Company and delivered pursuant to subsection 7.02(b) hereof. The Applicable Commitment Fee Percentage shall be adjusted, if necessary, on the third Business Day after the delivery of such certificate; provided, that if such certificate, together with the financial statements to which such certificate relates, is not delivered to the Agent by the fifth Business Day after the date on which the related financial statements are due to be delivered to the Agent pursuant to subsection 7.01(a) or (b), then, from such fifth Business Day until the third Business Day after delivery of such certificate, the Applicable Commitment Fee Percentage shall be equal to 50 basis points. From the Closing Date until adjusted as described above, the Applicable Commitment Fee Percentage shall be equal to 50 basis points.

          "Applicable LIBOR Rate Margin" shall mean, subject to the last sentence of this definition, for any period, the applicable of the following percentages in effect with respect to such period as the Leverage Ratio of the Company shall fall within the indicated ranges:

                                       Applicable LIBOR Rate
     Level   Leverage Ratio            Margin
                                           (in basis points)
                            Greater
              Less Than     Than or     Revolving     Term Loan
                            Equal to       Loan
       I                   2.00:1.00       250           250
       II     1.99:1.00    1.50:1.00       200           200
      III     1.49:1.00                    100           100

     The Leverage Ratio shall be calculated by the Company as of the end of each fiscal quarter, commencing with the fiscal quarter ending February 3, 2001, and shall be reported to the Agent pursuant to a Compliance Certificate executed by a Responsible Officer of the Company and delivered pursuant to subsection 7.02(b) hereof. The Applicable LIBOR Rate Margin shall be adjusted, if necessary, on the third Business Day after the delivery of such certificate, with such adjustment to apply to all Interest Periods then outstanding and beginning thereafter until the next adjustment date; provided, that if such certificate, together with the financial statements to which such certificate relates, is not delivered to the Agent by the fifth Business Day after the date on which the related financial statements are due to be delivered to the Agent pursuant to subsection 7.01(a) or (b), then, from such fifth Business Day until the third Business Day after delivery of such certificate, the Applicable Offshore Rate Margin shall be equal to 250 Basis Points for Revolving Loans and Term Loans. From the Closing Date until adjusted as described above, the Applicable Offshore Rate Margin shall be equal to 250 Basis Points for Revolving Loans and Term Loans.

          "Approved Fund" shall mean, with respect to any Lender that is a fund that invests in bank loans, any other fund that invests in bank loans and is advised or managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

          "Asset Disposition" shall have the meaning specified in Section
     8.02.

          "Assignee"  shall  have  the meaning  specified  in  subsection
          11.08(a).

          "Attorney Costs" shall mean and includes all reasonable fees and disbursements of any law firm or other external counsel.

          "Bankruptcy Code" shall mean the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. 101, et seq.).

          "Base Rate" shall mean, for any day, the higher of: (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by BofA in San Francisco, California, as its "prime rate." (The "prime rate" is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.) Any change in the reference rate announced by BofA shall take effect at the opening of business on the day specified in the public announcement of such change.

          "Base Rate Loan" shall mean a Loan that bears interest based on the Base Rate.

          "Basis Point" shall mean one one-hundredth of one percent.

          "BofA" shall mean Bank of America, N.A., a national banking association formerly NationsBank, N.A.

          "Borrowing" shall mean a borrowing hereunder consisting of Revolving Loans or Term Loans of the same Type made to the Company on the same day by the Lenders under Article II, and, in the case of LIBOR Rate Loans, having the same Interest Period. The making of a Swing Line Loan shall not constitute a Borrowing.

          "Borrowing Base" shall mean at any time an amount equal to the sum at such time of (i) Receivables Availability, (ii) Inventory Availability and (iii) Seasonal Availability.

          "Borrowing Date" shall mean any date on which a Borrowing occurs under Section 2.03.

          "Business Day" shall mean any day other than a Saturday, Sunday or other day on which commercial banks in New York City, Chicago, St. Louis or San Francisco are authorized or required by law to close and, if the applicable Business Day relates to any LIBOR Rate Loan, means such a day on which dealings are carried on in the applicable offshore dollar interbank market.

          "Capital Adequacy Regulation" shall mean any guideline or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

          "Capital Expenditures" shall mean, for any period and with respect to any Person, the aggregate of all expenditures by such Person and its Subsidiaries for the acquisition or leasing of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements during such period) which should be capitalized under GAAP on a consolidated balance sheet of such Person and its Subsidiaries.

          "Capital Stock" shall mean (a) in the case of a corporation, corporate stock, (b) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of corporate stock, (c) in the case of a partnership or limited liability company, partnership or membership interests (whether general or limited) and (d) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distributions of assets of, the issuing Person.

          "Cash Collateralize" shall mean to pledge and deposit with or deliver to the Agent, for the benefit of the Agent, the Issuers and the Lenders, as additional collateral for the L/C Obligations, cash or deposit account balances pursuant to documentation in form and substance reasonably satisfactory to the Agent and the Issuers (which documents are hereby consented to by the Lenders). Derivatives of such term shall have corresponding meanings. The Company hereby grants the Agent, for the benefit of the Agent, the Issuers and the Lenders, a security interest in all such cash and deposit account balances. Cash collateral shall be maintained in blocked, non-interest bearing deposit accounts at BofA.

          "CERCLA" shall have the meaning specified in the definition of "Environmental Laws."

          "Change of Control" shall mean the occurrence of any of the following: (a) the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the assets of the Company and its Subsidiaries taken as a whole to any "person" (as such term is used in Section 13(d)(3) of the Exchange Act); (b) the adoption of a plan relating to the liquidation or dissolution of the Company; (c) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any "person" (as defined above) becomes the "beneficial owner" (as such term is defined in Rule 13d-3 and Rule 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition), directly or indirectly of more than 25% of the Voting Stock of the Company (measured by voting power rather than number of shares); (d) the Company consolidates with, or merges with or into, any Person, or any Person consolidates with, or merges with or into, the Company in any such event pursuant to a transaction in which any of the outstanding Voting Stock of the Company is converted into or exchanged for cash, securities or other property, other than any such transaction where the Voting Stock of the Company outstanding immediately prior to such transaction is converted into or exchanged for Voting Stock of the surviving or transferee Person constituting a majority of the outstanding shares of such Voting Stock of such surviving or transferee Person (immediately after giving effect to such issuance); or (e) during any period of 25 consecutive calendar months, commencing on the date of this Agreement, the ceasing of those individuals (the "Continuing Directors") who (i) were directors of the Company on the first day of each such period or (ii) subsequently became directors of the Company and whose actual election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of the Company, to constitute a majority of the board of directors of the Company.

          "Closing Date" shall mean the date on which all conditions precedent set forth in Section 5.01 are satisfied or waived by all Lenders (or, in the case of subsection 5.01(e), waived by the Person entitled to receive such payment).

          "Code" shall mean the Internal Revenue Code of 1986, and regulations promulgated thereunder.

          "Collateral" shall mean all property and interests in property and proceeds thereof now owned or hereafter acquired by the Company and its Subsidiaries in or upon which a Lien now or hereafter exists in favor of the Lenders, or the Agent on behalf of the Lenders, whether under this Agreement, under the Collateral Documents or under any other documents executed by any such Person and delivered to the Agent or the Lenders.

          "Collateral Documents" shall mean, collectively, (a) the Security Agreement, the Subsidiary Security Agreement, the Subsidiary Pledge, the Subsidiary Guaranty, the L/C Application(s), and all other security agreements, mortgages, deeds of trust, patent and trademark assignments, lease assignments, guarantees and other similar agreements between the Company or any Subsidiary or any Guarantor and the Lenders or the Agent for the benefit of the Lenders now or hereafter delivered to the Lenders or the Agent pursuant to or in connection with the transactions contemplated hereby, and all financing statements (or comparable documents now or hereafter filed in accordance with the Uniform Commercial Code or comparable law) against the Company or any Subsidiary or any Guarantor as debtor in favor of the Lenders or the Agent for the benefit of the Lenders as secured party, and (b) any amendments, supplements, modifications, renewals, replacements, consolidations, substitutions and extensions of any of the foregoing.

          "Commitment",  as to each Lender, shall mean (a) such  Lender's
     Term   Loan  Commitment,  plus  (b)  such  Lender's  Revolving  Loan
     Commitment.

          "Company" shall have the meaning specified in the introductory clause hereto.

          "Compliance Certificate" shall mean a certificate substantially in the form of Exhibit C.

          "Contingent  Obligation" shall mean,  as  to  any  Person,  any direct  or  indirect  liability  of  that  Person,  whether  or  not contingent, with or without recourse, (a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor, (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each, a "Guaranty Obligation"); (b) with respect to any Surety Instrument issued for the account of another Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered; or (d) in respect of any Swap Contract. The amount of any Contingent Obligation, (v) in the case of Guaranty Obligations, shall be deemed equal to the lesser of (i) the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and (ii) the stated amount of the guaranty, (w) in the case of Contingent Obligations in respect of Swap Contracts, shall be deemed equal to the aggregate Swap Termination Value of such Swap Contracts, (x) in the case of Contingent Obligations in respect of Surety Instruments other than Non-Surety L/C's, shall be deemed equal to the probable amount of the expected liability thereunder,(y) in the case of Contingent Obligations in respect of Non-Surety L/C's, shall be deemed equal to (i) the face amount of outstanding Non-Surety L/C's which are not Letters of Credit and
     (ii) the outstanding amount of L/C Obligations in respect of Non-Surety L/C's which are Letters of Credit, and (z) the stated amount of all Contingent Obligations described in clause (c) above.

          "Contractual Obligation" shall mean, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

          "Conversion/Continuation Date" shall mean any date on which, under Section 2.04, the Company (a) converts Loans of one Type to another Type, or (b) continues as Loans of the same Type, but with a new Interest Period, Loans having Interest Periods expiring on such date.

          "Credit Extension" shall mean and includes (a) the making of any Loans hereunder, and (b) the Issuance of any Letters of Credit hereunder.

          "Current Assets" shall mean all assets of the Company, on a consolidated basis, which should, in accordance with GAAP, be classified as current assets.

          "Current Liabilities" shall mean all liabilities of the Company, on a consolidated basis, which should, in accordance with GAAP, be classified as current liabilities, other than current maturities in respect of the Loans.

          "Default" shall mean any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

          "Dollars", "dollars" and "$" shall each mean lawful money of the United States.

          "EBITDA" shall mean, for any period, for the Company and its Subsidiaries on a consolidated basis, determined in accordance with GAAP, the sum of (a) the net income (or net loss) for such period, plus (b) all amounts treated as expenses for depreciation and interest and the amortization of intangibles of any kind to the extent included in the determination of such net income (or loss), plus (c) all accrued taxes on or measured by income to the extent included in the determination of such net income (or net loss); provided, however, that net income (or net loss) shall be computed without giving effect to extraordinary losses or extraordinary gains or gains or losses arising from the sale of discontinued operations.

          "Effective Amount" shall mean (a) with respect to any Revolving Loans, Swing Line Loans and Term Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any Borrowings and prepayments or repayments of Revolving Loans, Swing Line Loans and Term Loans occurring on such date; and (b) with respect to any outstanding L/C Obligations on any date, the amount of such L/C Obligations on such date after giving effect to any Issuances of Letters of Credit occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date. For purposes of subsection 2.07(a) the Effective Amount shall be determined without giving effect to any mandatory prepayments to be made under subsection 2.07(b).

          "Eligible Accounts" shall mean all Accounts of the Company and its Subsidiaries, provided that the following Accounts are not Eligible Accounts: (i) Accounts which remain unpaid ninety (90) days after the original date of the applicable invoice; (ii) all Accounts owing by a single Account Debtor, including a currently scheduled Account, if twenty-five percent (25%) or more of the balance owing by such Account Debtor to the Company or any Subsidiary remains unpaid ninety (90) days after the original date of the applicable invoice or invoices; (iii) Accounts due by a single Account Debtor which represent an amount exceeding fifteen (15%) percent of all Accounts; provided, however, that with the written consent of Agent, such limitation may be raised to twenty-five (25%) percent or such other percentage as Agent may allow; (iv) Accounts with respect to which the Account Debtor is a director, officer, employee, Subsidiary or Affiliate of the Company or any Subsidiary (except proprietary credit card accounts); (v) Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof unless such Account has been assigned to the Agent in accordance with the terms and conditions of the Assignment of Claims Act and the Collateral Documents, but only to the extent that a notice of assignment with respect to such Account has been executed by each government officer and other Person required under the Assignment of Claims Act and such a copy of notice of assignment has been delivered to Agent provided, however, that no Account existing on or created within the 30 days following the Closing Date shall be deemed ineligible pursuant to this subsection (iv) unless the provisions of this subsection (vi) have not been met with respect to such Account on or before the 90th day following the Closing Date; (vii) Accounts with respect to which the Account Debtor is not a resident of the United States or Canada, unless the Account Debtor has supplied the Company or applicable Subsidiary with an irrevocable letter of credit, issued by a financial institution satisfactory to Agent, sufficient to cover such Account in form and substance satisfactory to Agent;
     (viii) Accounts to the extent to which the Account Debtor has asserted a counterclaim or a right of setoff; (ix) Accounts for which the prospect of payment or performance by the Account Debtor is or will be impaired as determined by Agent in the exercise of its reasonable discretion and in accordance with Agent's customary business practices; (x) Accounts with respect to which Agent does not have a first and valid fully perfected security interest; (xi) Accounts with respect to which the Account Debtor is the subject of bankruptcy or a similar insolvency proceeding or has made an assignment for the benefit of creditors or whose assets have been conveyed to a receiver or trustee; (xii) Accounts with respect to which the Account Debtor's obligation to pay the Account is conditional upon the Account Debtor's approval or is otherwise subject to any repurchase obligation or return right, as with sales made on a bill-and-hold, guaranteed sale, sale-and-return, sale on approval (except with respect to Accounts in connection with which Account Debtors are entitled to return Inventory on the basis of the quality of such Inventory) or consignment basis; (xiii) Accounts to the extent that the Account Debtor's indebtedness to the Company or applicable Subsidiary exceeds a credit limit determined by Agent in the exercise of reasonable discretion and in accordance with Agent's customary business practices; and (xiv) Accounts with respect to which the Account Debtor is located in any State requiring qualification to do business or the filing of a Notice of Business Activities Report or similar report in order to permit the Company or applicable Subsidiary to seek judicial enforcement in such State of payment of any such Account, unless the Company or applicable Subsidiary has duly qualified to do business as a foreign corporation in such State or filed a Notice of Business Activities Report with the appropriate office in such State for the then current year.

          "Eligible Assignee" shall mean (a) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000; (b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000, provided that such bank is acting through a branch or agency located in the United States; (c) a Person that is primarily engaged in the business of commercial banking and that is (i) a Subsidiary of a Lender, (ii) a Subsidiary of a Person of which a
     Lender is a Subsidiary, or (iii) a Person of which a Lender is a Subsidiary; (d) as to the Term Loans, (i) an "accredited investor", as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (other than the Company or an Affiliate of the Company) or (ii) a finance company, insurance company or other financial institution or fund (whether a corporation, partnership, trust or other entity) that is primarily engaged in the business of making, purchasing or otherwise investing in commercial loans; and (e) any other entity approved by the Company and the Agent.

          "Eligible Inventory" shall mean Inventory of the Company and its Subsidiaries held for sale in the ordinary course of business (but not including packaging or shipping materials or maintenance supplies) which is deemed by the Agent in the exercise of its reasonable discretion to be eligible for inclusion in the calculation of the Borrowing Base, provided that the following Inventory is not Eligible Inventory: (i) Inventory which is obsolete, not in good condition, or not currently usable or currently salable in the ordinary course of the Company's or a Subsidiary's business; (ii) Inventory consisting of supplies; (iii) Inventory which is not located in the United States or Canada; (iv) after ninety (90) days from the date of this Agreement, Inventory located on premises leased by the Company or any Subsidiary to the extent that (a) the lessor of such premises has not executed a landlord waiver and consent in form and substance satisfactory to Agent, (b) the Agent has reasonably determined that the lessor of such premises has lien rights in the Inventory granted by the lease which have not been waived, or (c) Agent has not otherwise consented to the inclusion of such Inventory due to the refusal of lessors to execute and deliver a landlord waiver and consent, which consent by the Agent for inclusion will not be unreasonably withheld; and (v) Inventory with respect to which Agent does not have a first priority, valid and perfected security interest. Any Inventory not disqualified under any of clauses (i) through (v) is Eligible Inventory unless the Company is notified to the contrary by Agent.

          "Environmental Claims" shall mean all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment or threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), investigation, cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon the presence, placements, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental, placements, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in, or from any property, whether or not owned by the Company or any Subsidiary or taken as collateral, or in connection with any operations of the Company.

          "Environmental Laws" shall mean all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters, including without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, and the Emergency Planning and Community Right-to-Know Act.

          "Environmental Permits" shall have the meaning specified in subsection 6.12(b).

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.

          "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

          "ERISA Event" shall mean (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate.

          "Eurodollar   Reserve  Percentage"  shall  have   the   meaning
     specified in the definition of "Offshore Rate".

          "Event   of   Default"  shall  mean  any  of  the   events   or
     circumstances specified in Section 9.01.

          "Event of Loss" shall mean, with respect to any property, any of the following: (a) any loss, destruction or damage of such property; (b) any institution of any proceedings for the condemnation or seizure of such property or for the exercise of any right of eminent domain; or (c) any actual condemnation, seizure or taking, by exercise of the power of eminent domain or otherwise, of such property, or confiscation of such property or the requisition of the use of such property.



          "Exchange Act" shall mean the Securities Exchange Act of 1934 and the regulations promulgated thereunder.

          "FDIC" shall mean the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

          "Federal Funds Rate" shall mean, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (Central time) on that day by each of three leading brokers of Federal funds transactions in Chicago selected by the Agent.

            "Fixed Charge Coverage Ratio" shall mean, as of any date of determination, the ratio of (a) EBITDA plus Rents minus Capital Expenditures for the period of four fiscal quarters ending on such date to (b) Fixed Charges for the period of four fiscal quarters ending on such date.

          "Fixed Charges" shall mean, with respect to the Company and its Subsidiaries on a consolidated basis, as of any date of determination, (a) interest expenses paid or accrued on outstanding Indebtedness for the period of four fiscal quarters ending on the date of determination, plus (b) principal payments on Indebtedness required to be made in such period, (c) Rents due on leasehold interests of the Company for such period, (d) cash dividends paid by the Company during such period, if any, and (e) all the income taxes paid by the Company with cash during such period.

           "FRB" shall mean the Board of Governors of the Federal Reserve System, and any Governmental Authority succeeding to any of its principal functions.

          "Funded Indebtedness" of any Person shall mean, without duplication, (a) all Indebtedness of such Person other than Indebtedness of the types referred to in clauses (c),(h) and (i) of the definition of "Indebtedness", (b) all Contingent Obligations of such Person with respect to Indebtedness of the type referred to in clause (a) above of another Person and (c) Indebtedness of the type referred to in clause (a) above of any partnership or unincorporated joint venture for which such Person is legally obligated or has a reasonable expectation of being liable.

          "Further Taxes" shall mean any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges (including, without limitation, net income taxes and franchise taxes), and all liabilities with respect thereto, imposed by any jurisdiction on account of amounts payable or paid pursuant to Section 4.01.

          "GAAP" shall mean generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the date of determination.

          "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

          "Government Contract" shall mean a contract with any United States Governmental Authority and pursuant to which the Company or any of its Subsidiaries will be supplying services or goods which are included in Inventory or Accounts of the Company or any of its Subsidiaries.

          "Government Subcontract" shall mean each contract of the Company or any of its Subsidiaries with a Person (other than the Company or any of its Subsidiaries) for the supply of goods or services to such Person pursuant to a Government Contract between such Person and a United States Governmental Authority.

          "Guarantors" shall mean each of the Subsidiaries of the Company from time to time party to the Subsidiary Guaranty.

          "Guaranty Obligation" shall have the meaning specified in the definition of "Contingent Obligation."

          "Hazardous Materials" shall mean all those substances that are regulated by, or which may form the basis of liability or a standard of conduct under, any Environmental Law, including any substance identified under any Environmental Law as a pollutant, contaminant, hazardous waste, hazardous constituent, special waste, hazardous substance, hazardous material, or toxic substance, or petroleum or petroleum-derived substance or waste.

          "Honor  Date"  shall have the meaning specified  in  subsection
     3.03(b).

          "Indebtedness"  of any Person shall mean, without  duplication,
     (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business on ordinary terms); (c) all Contingent Obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property);
     (f) all obligations with respect to capital leases; (g) all indebtedness referred to in clauses (a) through (f) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; (h) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (h) above. For all purposes of this Agreement, the Indebtedness of any Person shall include all recourse Indebtedness of any partnership or joint venture in which such Person is a general partner or a joint venturer.

          "Indemnified  Liabilities" shall have the meaning specified  in
     Section 11.05.

          "Indemnified  Person"  shall  have  the  meaning  specified  in
     Section 11.05.

          "Independent Auditor" shall have the meaning specified in subsection 7.01(a).

          "Insolvency Proceeding" shall mean, with respect to any Person,
     (a) any case, action or proceeding with respect to such Person before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; in each case, undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

          "Interest Payment Date" shall mean, as to any LIBOR Rate Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Loan, the last Business Day of each fiscal quarter; provided, however, that if any Interest Period for a LIBOR Rate Loan exceeds three months, the date that falls three months after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest Payment Date.

          "Interest Period" shall mean, as to any LIBOR Rate Loan, the period commencing on the Borrowing Date of such Loan or on the Conversion/Continuation Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, three or six months thereafter as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation; provided that:

     (a) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;
               (b) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period;

     (c) no Interest Period for a Term Loan shall extend beyond the maturity date of the Term Loan and no Interest Period for any Revolving Loan shall extend beyond the date set forth in clause (a) of the definition of Revolving Loan Termination Date; and
     (d) no Interest Period applicable to a Term Loan or portion thereof shall extend beyond any date upon which is due any scheduled principal payment in respect of the Term Loans unless the aggregate principal amount ofTerm Loans represented by Base Rate Loans, or by LIBOR Rate Loans having Interest Periods that will expire on or before such date, equals or exceeds the amount of such principal payment.
          "Inventory Availability" shall mean, at any time as hereafter described, an amount equal to: (i) sixty percent (60%) of the Company's and each Subsidiary's Eligible Inventory for the period commencing on the date hereof and continuing through January 31, 2001; and (ii) fifty percent (50%) of the Company's and each Subsidiary's Eligible Inventory for the period commencing on February 1, 2001, and continuing thereafter. All Eligible Inventory shall be valued at the lower of the Company's standard cost (calculated in accordance with GAAP) or market value, less such reserves as Agent in its sole but reasonable discretion and in accordance with its customary business practices elects to establish. Agent will notify Company in writing of any reserves it elects to establish from time to time.

          "Investments" shall have the meaning specified in Section 8.04.

          "IRS"  shall  mean  the  Internal  Revenue  Service,  and   any
     Governmental Authority succeeding to any of its principal functions under the Code.

          "Issuance  Date" shall have the meaning specified in subsection
     3.01(a).

          "Issue" shall mean, with respect to any Letter of Credit, to issue or to extend the expiry of, or to renew or increase the amount of, such Letter of Credit; and the terms "Issued", "Issuing" and "Issuance" have corresponding meanings.

          "Issuer" shall mean, in respect of each Letter of Credit, BofA, which has agreed to act as issuer of such Letter of Credit hereunder.

          "Issuing Lender" shall mean, in respect of each Letter of Credit, Bank of America, N.A. or any other Lender a permitted under
     Section 3.01(b)(i) hereof.

          "Joint Venture" shall mean a single-purpose corporation, partnership, limited liability company, joint venture or other similar legal arrangement (whether created by contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.

          "L/C Advance" shall mean each Revolving Lender's participation in any L/C Borrowing in accordance with its Pro Rata Share.

          "L/C Amendment Application" shall mean an application form for amendment of outstanding standby or commercial documentary letters of credit as shall at any time be in use at the applicable Issuer, as such Issuer shall request.

          "L/C Application" shall mean an application form for issuances of standby or commercial documentary letters of credit as shall at any time be in use at the applicable Issuer, as such Issuer shall request.

          "L/C Borrowing" shall mean an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made nor converted into a Borrowing of Revolving Loans under subsection 3.03(b).

          "L/C Commitment" shall mean the commitment of the Issuers to Issue, and the commitment of the Revolving Lenders severally to participate in, Letters of Credit from time to time Issued or outstanding under Article III, in an aggregate amount not to exceed on any date the amount of $5,000,000.00, as the same may be reduced as a result of a reduction in the L/C Commitment pursuant to
     Section 2.07; provided that the L/C Commitment is a part of the Aggregate Revolving Loan Commitment, rather than a separate, independent commitment.

          "L/C Obligations" shall mean at any time the sum of (a) the aggregate undrawn amount of all Letters of Credit then outstanding, plus (b) the amount of all unreimbursed drawings under all Letters of Credit, including all outstanding L/C Borrowings.

          "L/C-Related Documents" shall mean the Letters of Credit, the L/C Applications, the L/C Amendment Applications and any other document relating to any Letter of Credit, including any standard form documents used by any Issuer for letter of credit issuances.

          "Lender" shall have the meaning specified in the introductory clause hereto. References to the "Lenders" shall include BofA, including in its capacity as an Issuer and as Swing Line Lender; for purposes of clarification only, to the extent that BofA may have any rights or obligations in addition to those of the Lenders due to its status as an Issuer or as Swing Line Lender, its status as such will be specifically referenced.

          "Lending Office" shall mean, as to any Lender, the office or offices of such Lender specified as its "Lending Office" or "Domestic Lending Office", as the case may be, on Schedule 11.02, or such other office or offices as such Lender may from time to time notify the Company and the Agent.

          "Letters of Credit" shall mean any letters of credit (whether standby letters of credit or commercial documentary letters of credit) issued by the Issuers pursuant to Article III, including without limitation the existing letters of credit set forth on
     Schedule 1.01 hereto.

          "Leverage Ratio" shall mean, as of any date of determination, the ratio of (a) all Funded Indebtedness of the Company and its Subsidiaries determined on a consolidated basis as of such date, to
     (b) EBITDA for the period of four fiscal quarters ending on such date.

          "LIBOR Rate" shall mean, for any Interest Period, with respect to LIBOR Rate Loans comprising part of the same Borrowing, the rate of interest per annum (rounded upward to the next 1/16th of 1%) determined by the Agent as follows:

          Offshore     Rate     =                                   LIBOR
     ________
                                         1.00    -   Eurodollar   Reserve
               Percentage
               Where,

               "Eurodollar Reserve Percentage" shall mean for any day for any Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1%) in effect on such day (whether or not applicable to any Lender) under regulations issued from time to time by the FRB for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

               "LIBOR" shall mean the rate of interest per annum determined by the Agent to be the rate of interest at which dollar deposits in the approximate amount of the amount of the Loan to be made or continued as, or converted into, a LIBOR
          Rate Loan by BofA and having a maturity comparable to such Interest Period are offered based on information presented to the Telerate Screen as of 11:00 a.m. (London time) two (2) Business Days prior to the commencement of such Interest Period; provided that if at least two such offered rates appear on the Telerate Screen (page 3750 or any successor screen) in respect of such Interest Period, the arithmetic mean of all such rates (as determined by the Agent) will be the rate used; provided further, that if the Telerate System ceases to provide LIBOR quotations, such rate shall be as the rate at which dollar deposits in the approximate amount of the requested LIBOR Rate Loan for such Interest Period would be offered by BofA to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

          The LIBOR Rate shall be adjusted automatically as to all LIBOR Rate Loans then outstanding as of the effective date of any change in the Eurodollar Reserve Percentage.

          "LIBOR Rate Loan" shall mean a Loan that bears interest based on the LIBOR Rate.

          "Lien" shall mean any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or similar interest of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease.

          "Loan" shall mean an extension of credit by a Lender to the Company under Article II or Article III in the form of a Revolving Loan, Term Loan, Swing Line Loan or L/C Advance.

          "Loan Documents" shall mean this Agreement, any Notes, the L/C-Related Documents, the Collateral Documents, the Rate Swap Documents and all other documents delivered to the Agent or any Lender in connection herewith.

          "Margin Stock" shall mean "margin stock" as such term is defined in Regulation T, U or X of the FRB.

          "Material Adverse Effect" shall mean (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Company or the Company and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Company or any Subsidiary to perform under any Loan Document and to avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company or any Subsidiary of any Loan Document.

          "Multiemployer Plan" shall mean a "multiemployer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

          "Net Borrowing Availability" shall mean (a) the lesser of (i) the Aggregate Revolving Loan Commitment or (ii) the Borrowing Base less (b) the outstanding principal amount of all Revolving Loans plus Swing Line Loans outstanding plus the Effective Amount of all L/C Obligations.

          "Net Proceeds" shall mean (a) with respect to any Asset Disposition, the sum of cash or readily marketable cash equivalents received (including by way of a cash generating sale or discounting of a note or receivable, but excluding any other consideration received in the form of assumption by the acquiring Person of debt or other obligations relating to the properties or assets so disposed of or received in any other non-cash form) therefrom, whether at the time of such disposition or subsequent thereto, and, in the case of an Asset Disposition, net of all payments made by the Company or any of its Subsidiaries on any Indebtedness which is secured by such assets pursuant to a Permitted Lien upon or with respect to such assets or which must by the terms of such Lien, or in order to obtain a necessary consent to such Asset Disposition, or by applicable law be repaid out of the proceeds from such Asset Disposition and net of all costs and expenses in readying for sale the disposal of assets or properties or (b) with respect to any sale or issuance of any debt or equity securities of the Company or any Subsidiary, cash or readily marketable cash equivalents received (but excluding any other non-cash form) therefrom, whether at the time of such disposition, sale or issuance or subsequent thereto, net, in either case, of all legal, title and recording tax expenses, commissions and other fees and all costs and expenses incurred and all federal, state, local and other taxes required to be paid or accrued as a liability as a consequence of such transactions .

          "Net Worth" shall mean the shareholders' equity or net worth of the Company and its Subsidiaries as determined in accordance with GAAP.

          "Non-Surety L/C's" shall mean letters of credit which are not Surety L/C's.

          "Note"  or  "Notes"  shall mean the Revolving  Notes  and  Term
     Notes.

          "Notice of Borrowing" shall mean a notice in substantially the form of Exhibit A.

          "Notice of Conversion/Continuation" shall mean a notice in substantially the form of Exhibit B.

          "Obligations" shall mean all advances, debts, liabilities, obligations, covenants and duties arising under any Loan Document owing by the Company to any Lender, the Agent, or any Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.

          "Organization Documents" shall mean, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.

          "Other Taxes" shall mean any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

          "Participant"  shall have the meaning specified  in  subsection
     11.08(e).

          "PBGC" shall mean the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

          "Pension Plan" shall mean a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company or any ERISA Affiliate sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or otherwise has any liability, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

          "Permitted  Liens" shall have the meaning specified in  Section
     8.01.

          "Permitted Swap Obligations" shall mean all obligations (contingent or otherwise) of the Company or any Subsidiary existing or arising under Swap Contracts, provided that each of the following criteria is satisfied: (a) such obligations are (or were) entered into by such Person in the ordinary course of business for the purpose of directly mitigating risks associated with liabilities, commitments or assets held or reasonably anticipated by such Person, or changes in the value of securities issued by such Person in conjunction with a securities repurchase program not otherwise prohibited hereunder, and not for purposes of speculation or taking a "market view"; and (b) such Swap Contracts do not contain any provision ("walk-away" provision) exonerating the non-defaulting party from its obligation to make payments on outstanding transactions to the defaulting party.

          "Person" shall mean an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

          "Plan" shall mean an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company or any ERISA Affiliate sponsors or maintains or to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or otherwise has any liability and includes any Pension Plan.

          "Pledged Collateral" shall have the meaning specified in the Subsidiary Pledge Agreement.

            "Pro Rata Revolving Share" shall mean, as to any Revolving Lender, (a) at any time at which the Aggregate Revolving Loan Commitment remains outstanding, the percentage equivalent (expressed as a decimal rounded to the ninth decimal place) at such time of such Lender's Revolving Loan Commitment divided by the Aggregate Revolving Loan Commitment, and (b) after the termination of the Aggregate Revolving Loan Commitment, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of the principal amount of such Lender's outstanding Revolving Loans (other than Swing Line Loans) divided by the aggregate principal amount of the outstanding Revolving Loans (other than Swing Line Loans) of all the Lenders.

          "Pro Rata Share" shall mean, as to any Lender, (a) in respect of a particular Loan and/or Commitment, (i) at any time at which the Commitments in respect of such Loan remain outstanding, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Lender's Commitment in respect of such Loan divided by the combined Commitments in respect of such Loan, and (ii) after the termination of the Commitments in respect of such Loan, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of the principal amount outstanding of such Loans held by such Lender divided by the aggregate principal amount outstanding of such Loans held by all Lenders, and (b) in respect of all Loans and/or Commitments, (i) at any time at which the Aggregate Commitment (or any portion thereof) remains outstanding, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Lender's Commitments in respect of all Loans (and if any Term Loans are outstanding, with the Term Loan Commitment deemed to be outstanding to the extent of the principal amount of the related Term Loan which is then outstanding) divided by the Aggregate
     Commitment, and (b) after the termination of the Aggregate Commitment, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of the principal amount of such Lender's outstanding Loans (including such Lender's ratable share of outstanding Swing Line Loans and L/C Obligations) divided by the aggregate principal amount of the outstanding Loans and L/C Obligations of all of the Lenders.

          "Rate Swap Documents" shall mean, collectively, all Swap Contracts entered into between the Company and any Lender or any Affiliate thereof in respect of any portion of the Obligations.

          "Receivables Availability" shall mean at any time an amount equal to eighty percent (80%) of the face amount (less maximum discounts, credits and allowances which may be taken by or granted to Account Debtors in connection therewith) outstanding at such time under existing Eligible Accounts, less such reserves as Agent in its reasonable discretion and in accordance with its customary business practices elects to establish less applied progress payments received from the U.S. Government with respect to such Eligible Accounts for goods sold to the U.S. Government. Agent shall notify the Company in writing of any reserves it chooses to establish from time to time.

          "Reportable Event" shall mean, any of the events set  forth  in
     Section 4043(c) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

          "Required Lenders" shall mean at any time Lenders then holding at least 66-2/3% of the sum of (a) the then aggregate unpaid principal amount of the Term Loans, plus (b) the amount of the Aggregate Revolving Loan Commitment (or if the Revolving Loan Commitment has been terminated, then the aggregate principal amount outstanding of Revolving Loans and Swing Line Loans, plus the outstanding amount of L/C Obligations); provided, that, if no principal amount of any Loan is then outstanding, then "Required Lenders" shall mean Lenders then having at least of the 66-2/3% Aggregate Revolving Loan Commitment.

          "Required Revolving Lenders" shall mean at any time Revolving Lenders then holding at least 66-2/3% of the then aggregate unpaid principal amount of the Revolving Loans (other than Swing Line Loans), or, if no such principal amount is then outstanding, Revolving Lenders then having at least 66-2/3% of the Aggregate Revolving Loan Commitment.

          "Requirement of Law" shall mean, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

          "Responsible Officer" shall mean the chief executive officer, the president, the chief financial officer or the treasurer of the Company, or any other officer having substantially the same authority and responsibility.

          "Revolving Lender" shall mean any Lender having a Revolving Loan Commitment.

          "Revolving   Loan"   shall  have  the  meaning   specified   in
     subsection 2.01(b).

          "Revolving Loan Commitment", as to each Revolving Lender, shall have the meaning specified in subsection 2.01(b).

          "Revolving Note" shall mean a promissory note executed by the Company in favor of a Lender pursuant to subsection 2.02(b), in substantially the form of Exhibit E-1.

          "Revolving Loan Termination Date" shall mean the earlier to occur of:

               (a)  June 30, 2002; and

     (b) the date on which the Aggregate Revolving Loan Commitment terminates in accordance with the provisions of this Agreement.
          "Same Day Funds" shall mean(a) with respect to disbursements and payments in Dollars, immediately available funds, and (b) with respect to disbursements and payments in an offshore currency, same day or other funds as may be determined by the Agent to be customary in the place of disbursement or payment for the settlement of
     international   banking  transactions  in  the   relevant   offshore
     currency.

          "Seasonal Availability" shall mean the principal amount of $1,500,000.00 during only the calendar months of July, August, September and October of each year. Agent will notify Company in writing of any reserves it elects to establish from time to time.

          "Seasonal Loan Commitment Fee" shall mean the amount(s) of $10,000.00 each which shall be payable in accordance with Section
     2.12 (c).

          "SEC" shall mean the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

          "Security Agreement" shall mean that certain Security Agreement dated as of the date hereof between the Company and the Agent.

          "Solvent"  shall  mean,  as to any Person  at  any  time,  that
     (a) the fair value of the property of such Person is greater than the amount of such Person's liabilities (including disputed, contingent and unliquidated liabilities) as such value is established and liabilities evaluated for purposes of Section 101(31) of the Bankruptcy Code; (b) the present fair saleable value of the property of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured; (c) such Person is able to realize upon its property and pay its debts and other liabilities (including disputed, contingent and unliquidated liabilities, but applying the reasonably anticipated liability, after giving effect to payments under insurance policies and indemnity agreements which such Person reasonably expects to receive) as they mature in the normal course of business; (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature; and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital.

          "Stated Amount" shall mean the stated or face amount of a Letter of Credit to the extent available at the time for drawing (subject to presentment of all requested documents), as the same may be increased or decreased from time to time in accordance with the terms of such Letter of Credit.

          "Subsidiary" shall mean a Subsidiary organized under the laws of the United States or any political subdivision or any agency, department or instrumentality thereof. For purpose hereof, Subsidiary of a Person shall mean any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than 50% of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Company.

          "Subsidiary  Guaranty"  shall  mean  that  certain   Subsidiary
     Guaranty dated as of the date hereof by certain of the Subsidiaries in favor of the Agent and the Lenders.

          "Subsidiary Pledge Agreement" shall mean that certain Security and Stock Pledge Agreement executed by the Company in favor of Agent creating a pledge of 100% of the capital stock, units, membership interests, partnership interests or other equity interests of all of the Company's Subsidiaries.

          "Subsidiary   Security  Agreement"  shall  mean  that   certain
     Security Agreement to be executed by any Subsidiary as specified  in
     Section 7.14.

          "Surety Bonds" shall mean all bonds issued for the account of the Company or any Subsidiary to assure the performance thereby (or to the extent issued in the ordinary course of business, any other Person) under any contract entered into in the ordinary course of business.

          "Surety Instruments" shall mean all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, performance bonds, Surety Bonds and similar instruments.

          "Surety L/C's" shall mean letters of credit which are issued for the account of the Company or any Subsidiary to provide credit support, in the ordinary course of business, for (a) a contract bid by any such Person, (b) the performance by any such Person under any contract, (c) any warranty extended by any such Person and (d) the repayment of advance payments made to any such Person.

          "Swap Contract" shall mean any agreement, whether or not in writing, relating to any transaction that is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap or option, bond, note or bill option, interest rate option, forward foreign exchange transaction, cap, collar or floor transaction, currency swap, cross-currency rate swap, swaption, currency option or any other, similar transaction (including any option to enter into any of the foregoing) or any combination of the foregoing, and, unless the context otherwise clearly requires, any master agreement relating to or governing any or all of the foregoing.

          "Swap Termination Value' shall mean, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a) the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined by the Company based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include any Lender).

          "Swing Line Commitment" shall mean at any time, the obligation of the Swing Line Lender to make Swing Line Loans pursuant to
     Section 2.05.

          "Swing Line Lender" shall mean BofA, in its capacity as provider of the Swing Line Loans.

          "Swing Line Loan" shall mean a Loan made by the Swing Line Lender hereunder that is not a Revolving Loan or a Term Loan.

          "Swing Line Note" shall mean a promissory note in substantially the form of Exhibit F.

          "Swing Line Rate" shall mean, at any time, for each Swing Line Loan, (a) the Base Rate in effect as of the Business Day of the making of a Swing Line Loan plus (b) the Applicable Base Rate Margin in respect of Revolving Loans then in effect.

          "Taxes" shall mean any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, respectively, taxes imposed on or measured by its net income by the jurisdiction (or any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office.

          "Term  Loan"  shall  have the meaning specified  in  subsection
     2.01(a).

          "Term Loan Commitment" shall mean, as to each Lender, such Lender's Term Loan Commitment, as specified on Schedule 2.01.

          "Term Loan Termination Date" means the earlier to occur of:

               (a)  June 30, 2002; and

     (b) the date on which the Term Loan Commitment terminates in accordance with this Agreement.
          "Term Note" shall mean a promissory note executed by the Company in favor of a Lender pursuant to subsection 2.02(b), in substantially the form of Exhibit E-2.

          "Type" of Loan shall mean its status as either a Base Rate Loan or a LIBOR Rate Loan.

          "UCC" shall mean the Uniform Commercial Code as in effect in the State of Oklahoma.

          "Unfunded Pension Liability" shall mean the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to
     Section 412 of the Code for the applicable plan year.

          "United States" and "U.S." shall each mean the United States of America.

          "Voting Stock" of any Person as of any date shall mean the Capital Stock of such Person that is entitled to vote in the election of the board of directors (or other governing body) of such Person.

          "Wholly-Owned Subsidiary" shall mean any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case (or, in the case of Persons other than corporations, membership interests or other equity interests), at the time as of which any determination is being made, is owned, beneficially and of record, by the Company, or by one or more of the other Wholly-Owned Subsidiaries, or both.

          "Working Capital" shall mean (a) Current Assets, less (b) Current Liabilities.

1.02 Other Interpretive Provisions.

          (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.
     (b) The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.
          (c)    (i)    The  term  "documents"  includes  any   and   all
     instruments,   documents,   agreements,  certificates,   indentures,
     notices and other writings, however evidenced.

               (ii) The term "including" is not limiting and shall mean "including without limitation."

               (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" shall mean "from and including"; the words "to" and "until" each shall mean "to but excluding", and the word "through" shall mean "to and including."

               (iv) The term "property" includes any kind of property or asset, real, personal or mixed, tangible or intangible.

          (d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

          (e)   The  captions  and  headings of this  Agreement  are  for
     convenience   of   reference  only  and   shall   not   affect   the
     interpretation of this Agreement.

          (f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

          (g) Unless otherwise expressly provided, any reference to any action of the Agent or the Lenders by way of consent, approval or waiver shall be deemed modified by the phrase "in its/their sole discretion."

          (h) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Company and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.

1.03 Accounting Principles.

          (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.
          (b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.

     (c) In the event that any changes in GAAP occur after the date of this Agreement and such changes result in a material variation in the method of calculation of financial covenants or other terms of this Agreement, then the Company, the Agent and the Lenders agree to amend such provisions of this Agreement so as to equitably reflect such changes so that the criteria for evaluating the Company's financial condition will be the same after such changes as if such changes had not occurred.


                               ARTICLE II
                               THE CREDITS
2.01 Amounts and Terms of Commitments.

          (a) Term Loan. Each Lender severally agrees, on the terms and conditions set forth herein, to make a single loan to the Company (each such loan, a "Term Loan") on the Closing Date in an amount not to exceed such Lender's Term Loan Commitment as set forth on
     Schedule 2.01. Amounts borrowed as a Term Loan which are repaid or prepaid by the Company may not be reborrowed.

          (b) The Revolving Credit. Each Revolving Lender severally agrees, on the terms and conditions set forth herein, to make loans to the Company (each such loan, a "Revolving Loan") from time to time on any Business Day during the period from the Closing Date to the Revolving Loan Termination Date, in an aggregate amount not to exceed at any time outstanding the amount set forth on Schedule 2.01 (such amount, as the same may be reduced under Section 2.07 or as a result of one or more assignments under Section 11.08, the Revolving Lender's "Revolving Loan Commitment"); provided, however, that, after giving effect to any Borrowing of Revolving Loans, the Effective Amount of all outstanding Revolving Loans, together with Swing Line Loans outstanding at such time and the Effective Amount of all L/C Obligations, shall not at any time exceed the lesser of
     (i) the Aggregate Revolving Loan Commitment or (ii) the Borrowing Base; and provided further, that the Effective Amount of the Revolving Loans of any Revolving Lender plus the participation of such Revolving Lender in the Effective Amount of all L/C Obligations plus such Revolving Lender's Pro Rata Revolving Share of any outstanding Swing Line Loans shall not at any time exceed such Revolving Lender's Revolving Loan Commitment. Within the limits of each Revolving Lender's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this subsection 2.01(b), prepay under Section 2.08 and reborrow under this subsection 2.01(b).

2.02 Loan Accounts.

          (a) The Loans made by each Lender and the Letters of Credit Issued by the Issuer shall be evidenced by one or more accounts or records maintained by such Lender or Issuer, as the case may be, in the ordinary course of business. The accounts or records maintained by the Agent, the Issuer and each Lender shall be conclusive absent manifest error of the amount of the Loans made by the Lenders to the Company and the Letters of Credit Issued for the account of the Company, and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder to pay any amount owing with respect to the Loans or any Letter of Credit.
          (b) The Company shall issue to each Lender notes in the form of Exhibit E-1 in the case of Revolving Loans and/or Exhibit E-2 in the case of Term Loans (each, a "Note" and collectively, the "Notes") to evidence such Lender's Loans (or, in the case of Swing Line Loans, in the form of Exhibit F). Each Lender may, instead of or in addition to maintaining a loan account, endorse on the schedule annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of each payment of principal made by the Company with respect thereto. Each such Lender is irrevocably authorized by the Company to endorse its Note(s) or Swing Line Note, as applicable, and each Lender's record shall be conclusive absent manifest error; provided, however, that the failure of a Lender to make, or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Company hereunder or under any such Note or Swing Line Note to such Lender.

2.03 Procedure for Borrowing.

     (a) Each Borrowing shall be made upon the Company's irrevocable notice delivered to the Agent in the form of a Notice of Borrowing (which notice must be received by the Agent prior to 11:00 a.m. (Central time) (i) three Business Days prior to the requested Borrowing Date, in the case of LIBOR Rate Loans; and (ii) one Business Day prior to the requested Borrowing Date (or in the case of the initial Credit Extension, at the option of the Agent, on the requested Borrowing
Date), in the case of Base Rate Loans, specifying:
     (A) the amount of the Borrowing, which shall be for LIBOR Rate Loans in an aggregate minimum of $500,000 or any multiple of $100,000 in excess thereof and for Base Rate Loans in an aggregate minimum of $100,000 or any multiple of $50,000 in excess thereof;
               (B) the requested Borrowing Date, which shall be a Business Day;

               (C)  theType of Loans comprising the Borrowing; and

               (D) with respect to LIBOR Rate Loans, the duration of the Interest Period for one (1), two (2), three (3) or six (6) months that is to be applicable to such Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for anyBorrowing comprised of LIBOR Rate Loans, such Interest Period shall be three months; provided, however, that with respect to the Borrowing to be made on the Closing Date, such Borrowing will consist of Base Rate Loans only.

          (b) The Agent will promptly notify each applicable Lender of its receipt of any Notice of Borrowing and, in respect of Borrowings of Revolving Loans, of the amount of such Revolving Lender's Pro Rata Revolving Share of that Borrowing.

          (c) Each Lender will make the amount of its Pro Rata Share of each Borrowing available to the Agent for the account of the Company at the Agent's Payment Office by 1:00 p.m. (Central time) on the Borrowing Date requested by the Company in funds immediately available to the Agent. The proceeds of all such Loans will then be made available to the Company by the Agent at such office by crediting the account of the Company on the books of BofA with the aggregate of the amounts made available to the Agent by the Lenders and in like funds as received by the Agent.

          (d)   After  giving effect to any Borrowing, unless  the  Agent
     shall otherwise consent, there may not be more than three (3) different Interest Periods in effect.

          (e) The Company hereby authorizes the Lenders and the Agent to accept Notices of Borrowing based on telephonic notices made by any person or persons the Agent or any Lender in good faith believes to be acting on behalf of the Company. The Company agrees to deliver promptly to the Agent a written confirmation of each telephonic notice, signed by a Responsible Officer or an authorized designee. If the written confirmation differs in any material respect from the telephonic notice, the records of the Agent and the Lenders shall govern absent manifest error.

2.04 Conversion and Continuation Elections.

          (a) The Company may, upon irrevocable notice to the Agent in accordance with subsection 2.04(b):

               (i) elect, as of any Business Day, in the case of Base Rate Loans, or as of the last day of the applicable Interest Period, in the case of any other Type of Revolving Loans or Term Loans, to convert any such Loans (or any part thereof in an amount not less than $500,000 or that is in an integral multiple of $100,000 in excess thereof for LIBOR Rate Loans and not less than $100,000 or that is in an integral multiple of $50,000 in excess thereof for Base Rate Loans) into Loans of any other Type; or

               (ii) elect as of the last day of the applicable Interest Period, to continue any Revolving Loans or Term Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $500,000 or that is in an integral multiple of $100,000 in excess thereof for Offshore Rate Loans); provided, that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $500,000 such LIBOR Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of the Company to continue such Loans as, and convert such Loans into, LIBOR Rate Loans shall terminate.

          (b) The Company shall deliver a Notice of Conversion/Continuation to be received by the Agent not later than 11:00 a.m. (Central time) at least (i) three Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as LIBOR Rate Loans; and (ii) at least one Business Day in advance of the Conversion/Continuation Date, if the Loans are to be converted into Base Rate Loans, specifying:

               (i)  the proposed Conversion/Continuation Date;

               (ii) the aggregate amount of Loans to be converted or continued;

               (iii) the Type of Loans resulting from the proposed conversion or continuation; and

               (iv) other than in the case of conversions into Base Rate Loans, the duration of the requested Interest Period.

          (c) If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such LIBOR Rate Loans, as the case may be, or if any Default or Event of Default then exists, the Company shall be deemed to have elected to convert such LIBOR Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

          (d) The Agent will promptly notify each applicable Lender of its receipt of a Notice of Conversion/Continuation, or, if no timely notice is provided by the Company, the Agent will promptly notify each applicable Lender of the details of any automatic conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Lender.

          (e) Unless the Required Lenders otherwise consent, during the existence of a Default or Event of Default, the Company may not elect to have a Loan converted into or continued as an LIBOR Rate Loan.

          (f) After giving effect to any conversion or continuation of Loans, unless the Agent shall otherwise consent, there may not be more than six (6) different Interest Periods in effect.

          (g) The Company hereby authorizes the Lenders and the Agent to accept Notices of Conversion/Continuation based on telephonic notices made by any person or persons the Agent or any Lender in good faith believes to be acting on behalf of the Company. The Company agrees to deliver promptly to the Agent a written confirmation of each telephonic notice, signed by a Responsible Officer. If the written confirmation differs in any material respect from the telephonic notice, the records of the Agent and the Lenders shall govern absent manifest error.

2.05 The Swing Line Loans. Subject to the terms and conditions hereof, the Swing Line Lender agrees to make Swing Line Loans to the Company from time to time prior to the Revolving Loan Termination Date in an aggregate principal amount at any one time outstanding not to exceed $2,000,000.00; provided, that after giving effect to any such Swing Line Loan, the Effective Amount of all Revolving Loans, Swing Line Loans and L/C Obligations at such time would not exceed the lesser of (i) the Aggregate Revolving Loan Commitment or (ii) the Borrowing Base at such time. Prior to the Revolving Loan Termination Date, the Company may use the Swing Line Commitment by borrowing, prepaying the Swing Line Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof. All Swing Line Loans shall bear interest at the Swing Line Rate and shall not be entitled to be converted into Loans that bear interest at any other rate.

2.06 Procedure for Swing Line Loans.

          (a) The Company may borrow under the Swing Line Commitment on any Business Day until the Revolving Loan Termination Date; provided, that the Company shall give the Swing Line Lender irrevocable written notice signed by a Responsible Officer or an authorized designee (which notice must be received by the Swing Line Lender prior to 11:00 a.m. (Central time)) with a copy to the Agent specifying the amount of the requested Swing Line Loan, which shall be in a minimum amount of $100,000 or a whole multiple of $50,000 in excess thereof. The proceeds of the Swing Line Loan will be made available by the Swing Line Lender to the Company in immediately available funds at the office of the Swing Line Lender by 1:00 p.m. (Central time) on the date of such notice. The Company may at any time and from time to time, prepay the Swing Line Loans, in whole or in part, without premium or penalty, by notifying the Swing Line Lender prior to 11:00 a.m. (Central time) on any Business Day of the date and amount of prepayment with a copy to the Agent. If any such notice is given, the amount specified in such notice shall be due and payable on the date specified therein. Partial prepayments shall be in an aggregate principal amount of $100,000 or a whole multiple of $50,000 in excess thereof.

          (b) The Swing Line Lender may in its sole discretion (or will at the direction of the Company) on any Business Day, on behalf of the Company (which hereby irrevocably directs the Swing Line Lender to act on its behalf) request the Agent to notify each Revolving Lender to make a Base Rate Loan in an amount equal to such Revolving Lender's Pro Rata Revolving Share of the aggregate principal amount of the Swing Line Loans outstanding on the date such notice is given. Unless any of the events described in subsection 9.01(f) or
     (g) shall have occurred with respect to the Company (in which event the procedures of paragraph (d) of this Section 2.06 shall apply) each Revolving Lender shall make the proceeds of its Revolving Loan available to the Agent for the account of the Swing Line Lender at the Agent's Payment Office in funds immediately available prior to 1:00 p.m. (Central time) on the Business Day next succeeding the date such notice is given. The proceeds of such Revolving Loans shall be immediately applied to repay the outstanding Swing Line Loans. Effective on the day such Revolving Loans are made, the portion of the Swing Line Loans so paid shall no longer be outstanding as Swing Line Loans and shall no longer be due under the Swing Line Note. The Company shall pay to the Swing Line Lender, promptly following the Swing Line Lender's demand, the amount of its outstanding Swing Line Loans to the extent amounts received from the Revolving Lenders are not sufficient to repay in full such outstanding Swing Line Loans.

          (c) Notwithstanding anything herein to the contrary, the Swing Line Lender (i) shall not be obligated to make any Swing Line Loan if the conditions set forth in Article V have not been satisfied and
     (ii) shall not make any requested Swing Line Loan if, prior to 11:00 a.m. (Central time) on the date of such requested Swing Line Loan, it has received a written notice from the Agent or any Revolving Lender directing it not to make further Swing Line Loans because one or more of the conditions specified in Article V are not then satisfied.

          (d)  If prior to the making of a Revolving Loan required to  be made by subsection 2.06(b) an Event of Default described in subsection 9.01(f) or 9.01(g) shall have occurred and be continuing with respect to the Company, each Revolving Lender will, on the date such Revolving Loan was to have been made pursuant to the notice described in subsection 2.06(b), purchase an undivided participating interest in the outstanding Swing Line Loans in an amount equal to its Pro Rata Revolving Share of the aggregate principal amount of Swing Line Loans then outstanding. Each Revolving Lender will immediately transfer to the Agent for the benefit of the Swing Line Lender, in immediately available funds, the amount of its participation.

          (e) Whenever, at any time after a Revolving Lender has purchased a participating interest in a Swing Line Loan, the Swing Line Lender receives any payment on account thereof, the Swing Line Lender will distribute to the Agent for delivery to each Revolving Lender its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Revolving Lender's participating interest was outstanding and funded); provided, however, that in the event that such payment received by the Swing Line Lender is required to be returned, such Revolving Lender will return to the Agent for delivery to the Swing Line Lender any portion thereof previously distributed by the Swing Line Lender to it.

          (f) Each Lender's obligation to make the Revolving Loans referred to in subsection 2.06(b) and to purchase participating interests pursuant to subsection 2.06(d) shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Revolving Lender or the Company may have against the Swing Line Lender, the Company or any other Person for any reason whatsoever, (ii) the occurrence or continuance of a Default or an Event of Default, (iii) any adverse change in the condition (financial or otherwise) of the Company,
     (iv) any breach of this Agreement or any other Loan Document by the Company, any Subsidiary or any other Lender, or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.

          (g) The Company shall repay any Swing Line Loan in full no later than seven (7) days after such loan is made either by converting the Loan to a Revolving Loan or repaying the Swing Line Loan by other means not prohibited by this Agreement.

2.07 Voluntary Termination or Reduction of Revolving Loan Commitments.

          (a) The Company may, upon not less than five Business Days' prior notice to the Agent, terminate the Revolving Loan Commitments, or permanently reduce the Revolving Loan Commitments by an amount of $1,000,000 or any multiple of $1,000,000 in excess thereof; unless, after giving effect thereto and to any prepayments of Loans made on the effective date thereof,

               (i) the Effective Amount of all Revolving Loans, Swing Line Loans and L/C Obligations together would exceed the amount of the Aggregate Revolving Loan Commitment then in effect, or

               (ii) the Effective Amount of all L/C Obligations then outstanding would exceed the L/C Commitment. Once reduced in accordance with this Section, the Revolving Loan Commitments may not be increased. Any reduction of the Revolving Loan Commitments shall be applied to each Revolving Lender according to its Pro Rata Revolving Share. If and to the extent specified by the Company in the notice to the Agent, some or all of the reduction in the Revolving Loan Commitments shall be applied to reduce the L/C Commitment. All accrued commitment and letter of credit fees to, but not including, the effective date of any reduction or termination of Revolving Loan Commitments, shall be paid on the effective date of such reduction or termination.

          (b) At no time shall the Swing Line Commitment exceed the Aggregate Revolving Loan Commitment, and any reduction of the Aggregate Revolving Loan Commitment which reduces the Aggregate Revolving Loan Commitment below the then-current amount of the Swing Line Commitment shall result in an automatic corresponding reduction of the Swing Line Commitment to the amount of the Aggregate Revolving Loan Commitment, as so reduced, without any action on the part of the Swing Line Lender. At no time shall the Swing Line
     Commitment exceed the Revolving Loan Commitment of the Swing Line Lender, and any reduction of the Aggregate Revolving Loan Commitment which reduces the Revolving Loan Commitment of the Swing Line Lender below the then-current amount of the Swing Line Commitment shall result in an automatic corresponding reduction of the Swing Line Commitment to the amount of the Revolving Loan Commitment of the Swing Line Lender, as so reduced, without any action on the part of the Swing Line Lender.

2.08 Optional Prepayments. Subject to Section 4.04, the Company may, at any time or from time to time,upon not less than two (2) Business Days' irrevocable notice to the Agent, in respect of Offshore Rate Loans, and in respect of Base Rate Loans, by not later than 11:00 a.m. (Central time) on the prepayment date, prepay Loans in whole or in part, in minimum amounts of$500,000 or any multiple of $100,000 in excess thereof for LIBOR Rate Loans and in minimum amounts of $100,000 or any multiple of $50,000 in excess thereof for Base Rate Loans. Such notice of prepayment shall specify the date and amount of such prepayment, which Loans areto be prepaid and the Type(s) of such Loans to be prepaid. The Agent will promptly notify each Lender of its receipt of any such notice, and of such Lender's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together, in the case of LIBOR Rate Loans, with accrued interest to each such date on the amount prepaid and any amounts required pursuant to Section 4.04. Optional prepayments shall be applied to Term Loans in the inverse order of maturity. Optional Prepayments shall be applied to each Lender according to its Pro Rata Share.

2.09 Mandatory Prepayments of Loans.

          (a) If on any date the Effective Amount of L/C Obligations exceeds the L/C Commitment, the Company shall Cash Collateralize on such date the outstanding Letters of Credit in an amount equal to the excess of the maximum amount then available to be drawn under the Letters of Credit over the Aggregate L/C Commitment. Subject to
     Section 4.04, if on any date after giving effect to any Cash Collateralization made on such date pursuant to the preceding sentence, the Effective Amount of all Revolving Loans, Swing Line Loans and Term Loans then outstanding plus the Effective Amount of all L/C Obligations exceeds the Aggregate Commitment, the Company shall immediately, and without notice or demand, prepay the outstanding principal amount of the Revolving Loans and L/C Advances by an amount equal to the applicable excess.

          (b) Within five (5) Business Days after the end of each fiscal quarter, the Company shall prepay the Loans in an amount equal to 100% of the sum of(a) the Net Proceeds realized upon all Asset Dispositions made by the Company or any Subsidiary in such fiscal quarter, the insurance proceeds received by the Company or any Subsidiary in such fiscal quarter following a casualty involving such Person's property, and the payments received by the Company or any Subsidiary in such fiscal quarter from a condemnation of such Person's property, aggregating in excess of $500,000, to the extent any of the foregoing Net Proceeds are not applied (or committed to be applied) within 180 days after the consummation or receipt thereof, as applicable, to the purchase of similar assets that are not classified as current assets under GAAP and are used or useful in the business of the Company and its Subsidiaries or to the repair or restoration of such Person's property. The amount of such prepayment shall be applied first to the then outstanding principal balance of the Term Loans in inverse order of maturity and then to the then outstanding Revolving Loans. The Revolving Loan Commitment of each Lender shall automatically be reduced by an amount equal to such Lender's Pro Rata Revolving Share of the amount of the prepayment pursuant to this subsection 2.09(b), if any, applied to the Revolving Loans. All accrued commitment fees to, but not including the effective date of any reduction or termination of the Revolving Loan Commitments, shall be paid on the effective date of such reduction or termination.

          (c) If the Company or any Subsidiary shall incur any Indebtedness (other than Indebtedness permitted to be incurred by subsection 8.05), the Company shall promptly notify the Agent of the estimated Net Proceeds of such issuance to be received by the Company or such Subsidiary in respect thereof. Promptly upon, and in no event later than three (3) days after, receipt by the Company or such Subsidiary of Net Proceeds of such incurrence, the Company shall prepay the Obligations in an amount equal to 100% of such Net Proceeds.

          (d) If the Company or any Subsidiary shall issue new common or preferred equity, the Company shall promptly notify the Agent of the estimated Net Proceeds of such issuance to be received by the Company or such Subsidiary in respect thereof. Promptly upon, and in no event later than three (3) days after, receipt by the Company or such Subsidiary of Net Proceeds of such issuance, the Company shall prepay the Obligations in an amount equal to 50% of such Net Proceeds. (e) Any prepayments pursuant to subsections 2.09(c)-(d) shall be applied first to the outstanding principal balance of the Term Loans in inverse order of maturity, and then to the outstanding principal balance of the Revolving Loans (without any reduction in the Revolving Loan Commitment of any Lender). The Company shall pay, together with each prepayment under this Section 2.09, accrued interest on the amount prepaid and any amounts required pursuant to
     Section 4.03 to reimburse Agent for any breakage or redeployment costs incurred by Lenders relating to prepayments of any LIBOR Rate Loans.

2.10 Repayment.

          (a) Term Loans. The Company shall repay the Term Loans on each date set forth below as follows (each a "Principal Payment Date"):

                     Date         Term Loan
                                   Payment
                 1/31/01       $   461,156.25
                 4/30/01           461,156.25
                 7/31/01           461,156.25
                 10/31/01          461,156.25
                 1/31/02           461,156.25
                 4/30/02           461,156.25
                 6/30/02        $6,464,310.50
                  Total         $9,231,248.00

          (b)   The  Revolving Credit.  The Company shall  repay  to  the
     Lenders on the Revolving Loan Termination Date the aggregate principal amount of Revolving Loans outstanding on such date.

2.11 Interest.

          (a) Each Revolving Loan and Term Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the LIBOR Rate or the Base Rate, as the case may be(and subject to the Company's right to convert to other Types of Loans underSection 2.04), plus the Applicable LIBOR Rate Margin or the Applicable Base Rate Margin, as applicable.

          (b) Interest on each Revolving Loan and Term Loan shall be paid in arrears on each Interest Payment Date. Interest on Base Rate Loans shall also be paid on the date of any payment (including prepayment) in full thereof. Interest on LIBOR Rate Loans shall also be paid on the date of any prepayment of Loans under Section
     2.08 or 2.09 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof. During the existence of any Event of Default, interest on all Loans shall be paid on demand of the Agent at the request or with the consent of the Required Lenders.

          (c) Notwithstanding subsection (a) of this Section, if any amount of principal of or interest on any Loan, or any other amount payable hereunder or under any other Loan Document is not paid in full when due (whether at stated maturity, by acceleration, demand or otherwise), the Company agrees to pay interest on such unpaid principal or other amount, from the date such amount becomes due until the date such amount is paid in full, and after as well as before any entry of judgment thereon to the extent permitted by law, payable on demand, at a fluctuating rate per annum equal to the Base Rate, plus the Applicable Base Rate Margin, plus two percent (2.0%).

          (d) Anything herein to the contrary notwithstanding, the obligations of the Company to any Lender hereunder shall be subject to the limitation that payments of interest shall not be required for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by such Lender would be contrary to the provisions of any law applicable to such Lender limiting the highest rate of interest that may be lawfully contracted for, charged or received by such Lender, and in such event the Company shall pay such Lender interest at the highest rate permitted by applicable law.

2.12 Fees.  In addition to certain fees described in Section 3.08:

          (a) Arrangement Fees. The Company shall pay an arrangement fee to the Agent in an amount equal to fifty (50) basis points times the Aggregate Commitment.

          (b) Commitment Fees. The Company shall pay to the Agent for the account of each Revolving Lender a commitment fee on the average daily unused portion of such Revolving Lender's Revolving Loan Commitment, computed on a quarterly basis in arrears on the last Business Day of each fiscal quarter based upon the daily utilization for that quarter as calculated by the Agent, equal to the Applicable Commitment Fee Percentage. For purposes of calculating utilization under this subsection, the Revolving Loan Commitments shall be deemed used to the extent of the Effective Amount of Revolving Loans then outstanding (excluding any outstanding Swing Line Loans), plus the Effective Amount of L/C Obligations then outstanding. Such commitment fee shall accrue from the date hereof to the Revolving Loan Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each fiscal quarter commencing on October 31, 2000, through the Revolving Loan Termination Date, with the final payment to be made on the Revolving Loan Termination Date; provided that, in connection with any reduction or termination of Revolving Loan Commitments under Section 2.07, the accrued commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article V are not met.

          (c) Seasonal Loan commitment Fee. In the event the Company obtains any advance for Seasonal Availability during the months of July, August, September and October of any year, the Company shall pay to the Agent a Seasonal Loan Commitment Fee for such year concurrently with the advance for such Seasonal Availability.

2.13 Computation of Fees and Interest.

     (a) All computations of interest for Base Rate Loans when the Base Rate is determined by BofA's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.
          (b) Each determination of an interest rate by the Agent shall be conclusive and binding on the Company and the Lenders in the absence of manifest error.

2.14 Payments by the Company.

     (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Agent for the account of the Lenders at the Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 11:00 a.m. (Central time) on the date specified herein. The Agent will promptly distribute to each Lender its applicable share of such payment in like funds as received which, except as otherwise expressly provided herein, shall be based upon such Lender's Pro Rata Share of the Loans in respect of which such payment has been made. Any payment received by the Agent later than 1:00 p.m. (Central time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.
          (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

          (c) Unless the Agent receives notice from the Company prior to the date on which any payment is due to the Lenders that the Company will not make such payment in full as and when required, the Agent may assume that the Company has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Company has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

2.15 Payments by the Lenders to the Agent.

          (a) Unless the Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent for the account of the Company the amount of that Lender's Pro Rata Share of the Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Borrowing Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Company such amount, that Lender shall on the Business Day following such Borrowing Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Agent submitted to any Lender with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Lender's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Borrowing Date, the Agent will notify the Company of such failure to fund and, upon demand by the Agent, the Company shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing. The Company may, subject to the provisions of
     Section 2.05 and 2.06, utilize the proceeds of a Swing Line Loan to make such payment to the Agent.

          (b) The failure of any Lender to make any Loan on any Borrowing Date shall not relieve any other Lender of any obligation hereunder to make a Loan on such Borrowing Date, but no Lender shall be responsible for the failure of any other Lender to make the Loan to be made by such other Lender on any Borrowing Date.

2.16 Sharing of Payments, Etc. If, other than as expressly provided elsewhere herein, any Lender shall obtain on account of the Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder), such Lender shall immediately (a) notify the Agent of such fact, and (b) purchase from the other Lenders such participations in the Loans made by them as shall be necessary to cause such purchasing Lender to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Lender, such purchase shall to that extent be rescinded and each other Lender shall repay to the purchasing Lender the purchase price paid therefor, together with an amount equal to such paying Lender's ratable share (according to the proportion of (i) the amount of such paying Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Company agrees that any Lender so purchasing a participation from another Lender may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 11.10) with respect to such participation as fully as if such Lender were the direct creditor of the Company in the amount of such participation. The Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Lenders following any such purchases or repayments.

2.17 Security Guaranties.

     (a) All obligations of the Company and the Guarantors under this Agreement, the Notes and all other Loan Documents shall be secured in accordance with the Collateral Documents.
     (b) All obligations of the Company under this Agreement, each of the Notes and all other Loan Documents shall be unconditionally guaranteed by the Guarantors pursuant to the Subsidiary Guaranty.


                               ARTICLE III
                          THE LETTERS OF CREDIT
3.01 The Letter of Credit Subfacility.

          (a) On the terms and conditions set forth herein (i) the Issuer agrees, (A) from time to time on any Business Day, during the period from the Closing Date to the day which is five days prior to the Revolving Loan Termination Date, to issue Letters of Credit for the account of the Company in an aggregate Stated Amount at any one time that, together with the aggregate Stated Amount of all other outstanding Letters of Credit issued pursuant hereto, does not exceed the L/C Commitment, and to amend or renew Letters of Credit previously issued by it, in accordance with subsections 3.02(c) and 3.02(d), and (B) to honor drafts under the Letters of Credit; and
     (ii) the Lenders severally agree to participate in Letters of Credit Issued for the account of the Company; provided, that the Issuer shall not be obligated to Issue, and no Revolving Lender shall be obligated to participate in, any Letter of Credit if as of the date of Issuance of such Letter of Credit (the "Issuance Date") (1) the Effective Amount of all L/C Obligations plus the Effective Amount of all Revolving Loans and of all Swing Line Loans exceeds the lesser of (i) Aggregate Revolving Loan Commitment and (ii) the Borrowing Base at such time, (2) the participation of any Lender in the Effective Amount of all L/C Obligations plus the Effective Amount of the Revolving Loans of such Lender and such Revolving Lender's Pro Rata Revolving Share of any outstanding Swing Line Loans exceeds such Lender's Commitment, or (3) the Effective Amount of L/C Obligations exceeds the L/C Commitment. Within the foregoing limits, and subject to the other terms and conditions hereof, the Company's ability to obtain Letters of Credit shall be fully revolving, and, accordingly, the Company may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit which have expired or which have been drawn upon and reimbursed.

          (b) The Issuer is under no obligation to, and shall not, Issue any Letter of Credit if:

               (i) any order, judgment or decree of any Governmental Authority or arbitrator shall by its terms purport to enjoin or restrain the Issuer from Issuing such Letter of Credit, or any Requirement of Law applicable to the Issuer or any request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Issuer shall prohibit, or request that the Issuer refrain from, the Issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuer with respect to such Letter of Credit any restriction, reserve or capital requirement (for which the Issuer is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon the Issuer any unreimbursed loss, cost or expense which was not applicable on the Closing Date and which the Issuer in good faith deems material to it; provided, however, that in such event any of the other Lenders may, in their sole discretion, with the consent of the Company, become an Issuer hereunder;

               (ii) the Issuer has received written notice from any Revolving Lender, the Agent or the Company, on or prior to the Business Day prior to the requested date of Issuance of such Letter of Credit, that one or more of the applicable conditions contained in Article V is not then satisfied;

               (iii) the expiry date of any requested Letter of Credit is (A) more than 365 days after the date of Issuance, unless the Required Revolving Lenders have approved such expiry date in writing, or (B) after the date which is five days prior to the Revolving Loan Termination Date, unless all of the Revolving Lenders have approved such expiry date in writing;

               (iv) the expiry date of any requested Letter of Credit is prior to the maturity date of any financial obligation to be supported by the requested Letter of Credit;

               (v) any requested Letter of Credit does not provide for drafts, or is not otherwise in form and substance acceptable to the Issuer; or

               (vi) such Letter of Credit is to be denominated in a currency other than Dollars.

3.02 Issuance, Amendment and Renewal of Letters of Credit.

     (a) Each Letter of Credit shall be issued upon the irrevocable written request of the Company received by the Issuer (with a copy sent by the Company to the Agent) at least four days (or such shorter time as the Issuer may agree in a particular instance in its sole discretion) prior to the proposed date of issuance. Each such request for issuance of a Letter of Credit shall be by facsimile, confirmed immediately in an original writing, in the form of an L/C Application (or such other form as shall be acceptable to the Issuer), and shall specify in form and detail satisfactory to the Issuer: (i) the proposed date of issuance of the Letter of Credit (which shall be a Business
Day); (ii) the face amount of the Letter of Credit; (iii) the expiry date of the Letter of Credit; (iv) the name and address of the
beneficiary  thereof;  (v)  the  documents  to  be  presented  by   the
beneficiary  of the Letter of Credit in case of any drawing thereunder;
(vi) the full text of any certificate to be presented by the beneficiary in case of any drawing thereunder; and (vii) such other matters as the Issuer may require.
          (b) At least two Business Days prior to the Issuance of any Letter of Credit (or such shorter time as the Agent may agree in a particular instance in its sole discretion), the Issuer will confirm with the Agent (by telephone or in writing) that the Agent has received a copy of the L/C Application or L/C Amendment Application from the Company and, if not, the Issuer will provide the Agent with a copy thereof. Unless the Issuer has received notice on or before the Business Day immediately preceding the date the Issuer is to issue a requested Letter of Credit from the Agent (A) directing the Issuer not to issue such Letter of Credit because such issuance is not then permitted under subsection 3.01(a) as a result of the limitations set forth in clauses (1) through (3) thereof or subsection 3.01(b)(ii); or (B) that one or more conditions specified in Article V are not then satisfied; then, subject to the terms and conditions hereof, the Issuer shall, on the requested date, issue a Letter of Credit for the account of the Company in accordance with the Issuer's usual and customary business practices.

          (c) From time to time while a Letter of Credit is outstanding and prior to the Revolving Loan Termination Date, the Issuer will, upon the written request of the Company received by the Issuer (with a copy sent by the Company to the Agent) at least three days (or such shorter time as the Issuer may agree in a particular instance in its sole discretion) prior to the proposed date of amendment, amend any Letter of Credit issued by it. Each such request for amendment of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, made in the form of an L/C Amendment Application and shall specify in form and detail satisfactory to the Issuer: (i) the Letter of Credit to be amended;
     (ii) the proposed date of amendment of the Letter of Credit (which shall be a Business Day); (iii) the nature of the proposed amendment; and (iv) such other matters as the Issuer may require. The Issuer shall be under no obligation to amend any Letter of Credit if: (A) the Issuer would have no obligation at such time to issue such Letter of Credit in its amended form under the terms of this Agreement; or (B) the beneficiary of any such letter of Credit does not accept the proposed amendment to the Letter of Credit. The Agent will promptly notify the Revolving Lenders of the receipt by it of any L/C Application or L/C Amendment Application.

          (d) The Issuer and the Lenders agree that, while a Letter of Credit is outstanding and prior to the Revolving Loan Termination Date, at the option of the Company and upon the written request of the Company received by the Issuer (with a copy sent by the Company to the Agent) at least five days (or such shorter time as the Issuer may agree in a particular instance in its sole discretion) prior to the proposed date of notification of renewal, the Issuer shall be entitled to authorize the automatic renewal of any Letter of Credit issued by it. Each such request for renewal of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, in the form of an L/C Amendment Application, and shall specify in form and detail satisfactory to the Issuer: (i) the Letter of Credit to be renewed; (ii) the proposed date of notification of renewal of the Letter of Credit (which shall be a Business Day); (iii) the revised expiry date of the Letter of Credit; and (iv) such other matters as the Issuer may require. The Issuer shall be under no obligation so to renew any Letter of Credit if: (A) the Issuer would have no obligation at such time to issue or amend such Letter of Credit in its renewed form under the terms of this Agreement; or (B) the beneficiary of any such Letter of Credit does not accept the proposed renewal of the Letter of Credit. If any outstanding Letter of Credit shall provide that it shall be automatically renewed unless the beneficiary thereof receives notice from the Issuer that such Letter of Credit shall not be renewed, and if at the time of renewal the Issuer would be entitled to authorize the automatic renewal of such Letter of Credit in accordance with this subsection 3.02(d) upon the request of the Company but the Issuer shall not have received any L/C Amendment Application from the Company with respect to such renewal or other written direction by the Company with respect thereto, the Issuer shall nonetheless be permitted to allow such Letter of Credit to renew, and the Company and the Lenders hereby authorize such renewal, and, accordingly, the Issuer shall be deemed to have received an L/C Amendment Application from the Company requesting such renewal.

          (e) The Issuer may, at its election (or as required by the Agent at the direction of the Required Revolving Lenders) and upon reasonable prior written notice to the Company and subject to the terms of the applicable Letter of Credit, deliver any notices of termination or other communications to any Letter of Credit beneficiary or transferee, and take any other action as necessary or appropriate, at any time and from time to time, in order to cause the expiry date of such Letter of Credit to be a date not later than the date which is five days prior to the Revolving Loan Termination Date.

          (f) This Agreement shall control in the event of any conflict with any L/C-Related Document (other than any Letter of Credit).

          (g) The Issuer will also deliver to the Agent, concurrently or promptly following its delivery of a Letter of Credit, or amendment to or renewal of a Letter of Credit, to an advising bank or a beneficiary, a true and complete copy of each such Letter of Credit or amendment to or renewal of a Letter of Credit.

3.03 Risk Participations, Drawings and Reimbursements.

          (a) Immediately upon the Issuance of each Letter of Credit, each Revolving Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuer a participation in such Letter of Credit and each drawing thereunder in an amount equal to the product of (i) the Pro Rata Revolving Share of such Revolving Lender, times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of subsection 2.01(b), each Issuance of a Letter of Credit shall be deemed to utilize the Revolving Loan Commitment of each Revolving Lender by an amount equal to the amount of such participation.

          (b) In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Issuer will promptly notify the Company. The Company shall reimburse the Issuer prior to 11:00 a.m. (Central time), on each date that any amount is paid by the Issuer under any Letter of Credit (each such date, an "Honor Date"), in an amount in Dollars equal to the amount so paid by the Issuer. In the event the Company fails to reimburse the Issuer the full amount of any drawing under any Letter of Credit by 11:00 a.m. (Central time) on the Honor Date, the Issuer will promptly notify the Agent and the Agent will promptly notify each Lender thereof, and the Company shall be deemed to have requested that Base Rate Loans in an amount equal to such unreimbursed amount be made by the Revolving Lenders to be disbursed on the Honor Date under such Letter of Credit, subject to the amount of the unutilized portion of the Aggregate Revolving Loan Commitment and subject to the conditions set forth in Section 5.02. Any notice given by the Issuer or the Agent pursuant to this subsection 3.03(b) may be oral if immediately confirmed in writing (including by facsimile); provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

          (c) Each Revolving Lender shall upon any notice pursuant to subsection 3.03(b) make available to the Agent for the account of the relevant Issuer an amount in Dollars and in immediately available funds equal to its Pro Rata Revolving Share of the Dollar Equivalent of the amount of the drawing, whereupon the participating Revolving Lenders shall (subject to subsection 3.03(d)) each be deemed to have made a Revolving Loan consisting of a Base Rate Loan to the Company in that amount. If any Revolving Lender so notified fails to make available to the Agent for the account of the Issuer the amount of such Revolving Lender's Pro Rata Share of the Dollar Equivalent of the amount of the drawing by no later than 1:00 p.m. (Central time) on the Honor Date, then interest shall accrue on such Revolving Lender's obligation to make such payment, from the Honor Date to the date such Revolving Lender makes such payment, at a rate per annum equal to the Federal Funds Rate in effect from time to time during such period. The Agent will promptly give notice of the occurrence of the Honor Date, but failure of the Agent to give any such notice on the Honor Date or in sufficient time to enable any Revolving Lender to effect such payment on such date shall not relieve such Revolving Lender from its obligations under this
     Section 3.03.

          (d) With respect to any unreimbursed drawing that is not converted into Revolving Loans consisting of Base Rate Loans to the Company in whole or in part, because of the Company's failure to satisfy the conditions set forth in Section 5.02 or for any other reason, the Company shall be deemed to have incurred from the Issuer an L/C Borrowing in the Dollar Equivalent of the amount of such drawing, which L/C Borrowing shall be due and payable on demand (together with interest) and shall bear interest at a rate per annum equal to the Base Rate, plus the Applicable Base Rate Margin, plus 2.0% per annum, and each Revolving Lender's payment to the Issuer pursuant to subsection 3.03(c) shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Revolving Lender in satisfaction of its participation obligation under this Section 3.03.

          (e) Each Revolving Lender's obligation in accordance with this Agreement to make the Revolving Loans or L/C Advances, as contemplated by this Section 3.03, as a result of a drawing under a Letter of Credit, shall be absolute and unconditional and without recourse to the Issuer and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Revolving Lender may have against the Issuer, the Company or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default, an Event of Default or a Material Adverse Effect; or (iii) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing; provided, however, that each Revolving Lender's obligation to make Revolving Loans under this Section 3.03 is subject to the conditions set forth in Section 5.02.

3.04 Repayment of Participations.

          (a) Upon (and only upon) receipt by the Agent for the account of the Issuer of immediately available funds in Dollars from the Company (i) in reimbursement of any payment made by the Issuer under the Letter of Credit with respect to which any Revolving Lender has paid the Agent for the account of the Issuer for such Revolving Lender's participation in the Letter of Credit pursuant to Section
     3.03 or (ii) in payment of interest thereon, the Agent will promptly pay to each Revolving Lender, in the same funds as those received by the Agent for the account of the Issuer, the amount of such Revolving Lender's Pro Rata Revolving Share of such funds, and the Issuer shall receive the amount of the Pro Rata Revolving Share of such funds of any Revolving Lender that did not so pay the Agent for the account of the Issuer.

          (b) If the Agent or the Issuer is required at any time to return to the Company, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by the Company to the Agent for the account of the Issuer pursuant to subsection 3.04(a) in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Revolving Lender shall, on demand of the Agent, forthwith return to the Agent or the Issuer the amount of its Pro Rata Revolving Share of any amounts so returned by the Agent or the Issuer plus interest thereon from the date such demand is made to the date such amounts are returned by such Revolving Lender to the Agent or the Issuer, at a rate per annum equal to the Federal Funds Rate in effect from time to time.

3.05 Role of the Issuer.

     (a) Each Lender and the Company agree that, in paying any drawing under a Letter of Credit, the Issuer shall not have any responsibility to obtain any document (other than any sight draft and certificates expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document.
          (b) No Agent-Related Person nor any of the respective correspondents, participants or assignees of the Issuer shall be liable to any Lender for: (i) any action taken or omitted in connection herewith at the request or with the approval of the Lenders (including the Required Lenders or Required Revolving Lenders, as applicable); (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any L/C-Related Document.

          (c) The Company hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Company's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. No Agent-Related Person, nor any of the respective correspondents, participants or assignees of the Issuer, shall be liable or responsible for any of the matters described in clauses (i) through (vii) of Section 3.06; provided, however, anything in such clauses to the contrary notwithstanding, that the Company may have a claim against the Issuer, and the Issuer may be liable to the Company, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Company which the Company proves were caused by the Issuer's willful misconduct or gross negligence or the Issuer's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing: (i) the Issuer may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; and (ii) the Issuer shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason.

3.06 Obligations Absolute. The obligations of the Company under this Agreement and any L/C-Related Document to reimburse the Issuer for a drawing under a Letter of Credit, and to repay any L/C Borrowing and any drawing under a Letter of Credit converted into Revolving Loans, shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement and each such other L/C-Related Document under all circumstances, including the following:

          (i) any lack of validity or enforceability of this Agreement or any L/C-Related Document;

          (ii) any material change in the time, manner or place of payment of, or in any other material term of, all or any of the obligations of the Company in respect of any Letter of Credit or any other material amendment or waiver of or any consent to material departure from all or any of the L/C-Related Documents;

          (iii) the existence of any claim, set-off, defense or other right that the Company may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuer or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by the L/C-Related Documents or any unrelated transaction;

          (iv) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit;

          (v) any payment by the Issuer under any Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of any Letter of Credit without the written consent of the Company; or any payment made by the Issuer under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any Insolvency Proceeding;

          (vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the obligations of the Company in respect of any Letter of Credit; or

          (vii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Company or a guarantor.

3.07 Cash Collateral Pledge. Upon (i) the request of the Agent, (A) if the Issuer has honored any full or partial drawing request on any Letter of Credit and such drawing has resulted in an L/C Borrowing hereunder, or
(B) if, as of the Revolving Loan Termination Date, any Letters of Credit may for any reason remain outstanding and partially or wholly undrawn,
(ii) the occurrence of the circumstances described in subsection 2.09(a) requiring the Company to Cash Collateralize Letters of Credit, or (iii) the termination of the Aggregate Commitment, then, the Company shall immediately Cash Collateralize the L/C Obligations in an amount equal to the L/C Obligations.

3.08 Letter of Credit Fees.

     (a) The Company shall pay to the Agent for the account of each of the Revolving Lenders a stand-by letter of credit fee with respect to the Letters of Credit equal to the Applicable LIBOR Rate Margin for Revolving Loans times the average daily maximum amount available to be drawn of the outstanding stand-by Letters of Credit, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon stand-by Letters of Credit outstanding for that quarter as calculated by the Agent. Such stand-by letter of credit fees shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter during which stand-by Letters of Credit are outstanding, commencing on the first such quarterly date to occur after the Closing Date, through the Revolving Loan Termination Date (or such later date upon which the outstanding stand-by Letters of Credit shall expire), with the final payment to be made on the Revolving Loan Termination Date (or such later expiration date).
          (b) The Company shall pay to the Agent for the account of each of the Revolving Lenders a Letter of Credit fee with respect to the commercial documentary Letters of Credit equal to 0.25% times the negotiated amount, payable at the time of each negotiation, as calculated by the Agent.

          (c) The Company shall pay to the Issuer a letter of credit fronting fee for each Letter of Credit in an amount equal to the greater of 0.25% of the amount of each Letter of Credit. Such Letter of Credit fronting fee shall be due and payable on each date of Issuance of a Letter of Credit.

          (d) The Company shall pay to the applicable Issuer from time to time on demand the normal issuance, presentation, amendment and other processing fees, and other standard costs and charges, of such Issuer relating to letters of credit as from time to time in effect.

3.09 Uniform Customs and Practice. The Uniform Customs and Practice for Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit shall (unless otherwise expressly provided in the Letters of Credit) apply to the Letters of Credit.

                               ARTICLE IV

                 TAXES, YIELD PROTECTION AND ILLEGALITY

4.01 Taxes.

     (a) Any and all payments by the Company to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for, any Taxes. In addition, the Company shall pay all Other Taxes.
          (b) If the Company shall be required by law to deduct or withhold any Taxes, Other Taxes or Further Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

               (i) the sum payable shall be increased as necessary so that, after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section), such Lender or the Agent, as the case may be, receives and retains an amount equal to the sum it would have received and retained had no such deductions or withholdings been made;

               (ii)   the   Company  shall  make  such   deductions   and
          withholdings;

               (iii) the Company shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

               (iv) the Company shall also pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, Further Taxes in the amount that the respective Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes, Other Taxes or Further Taxes had not been imposed.

          (c) The Company agrees to indemnify and hold harmless each Lender and the Agent for the full amount of (i) Taxes, (ii) Other
     Taxes, and (iii) Further Taxes in the amount that the respective Lender reasonably specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes, Other Taxes or Further Taxes had not been imposed, and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes, Other Taxes or Further Taxes were correctly or legally asserted; provided, however, that Agent shall, to the extent possible, notify the Company of the imposition of such Taxes and allow the Company the right to contest such Taxes, as long as the Company pays all expenses and costs associated therewith and the Taxes are, in the Agent's sole discretion, subject to being reasonably contested. Payment under this indemnification shall be made within 30 days after the date the Lender or the Agent makes written demand therefor.

          (d) Within 30 days after the date of any payment by the Company of Taxes, Other Taxes or Further Taxes, the Company shall furnish to each Lender or the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to such Lender or the Agent.

          (e) If the Company is required to pay any amount to any Lender or the Agent pursuant to subsection (b) or (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Company which may thereafter accrue, if such change in the sole judgment of such Lender is not otherwise disadvantageous to such Lender.

4.02 Illegality.

     (a) If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make LIBOR Rate Loans, then, on notice thereof by the Lender to the Company through the Agent, any obligation of that Lender to make LIBOR Rate Loans shall be suspended until the Lender notifies the Agent
and   the   Company  that  the  circumstances  giving  rise   to   such
determination no longer exist.
          (b) If a Lender determines that it is unlawful to maintain any LIBOR Rate Loan, the Company shall, upon its receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Rate Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 4.04, either on the last day of the Interest Period thereof, if the Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Loan. If the Company is required to so prepay any LIBOR Rate Loan, then concurrently with such prepayment, the Company shall borrow from the affected Lender, in the amount of such repayment, a Base Rate Loan.

          (c) If the obligation of any Lender to make or maintain LIBOR Rate Loans has been so terminated or suspended, the Company may elect, by giving notice to the Lender through the Agent that all Loans which would otherwise be made by the Lender as LIBOR Rate Loans shall be instead Base Rate Loans.

          (d) Before giving any notice to the Agent under this Section, the affected Lender shall designate a different Lending Office with respect to its LIBOR Rate Loans if such designation will avoid the need for giving such notice or making such demand and will not, in the judgment of the Lender, be illegal.

4.03 Increased Costs and Reduction of Return.

          (a) If any Lender determines that, due to either (i) the introduction of or any change (other than any change by way of imposition of or increase in reserve requirements included in the calculation of the LIBOR Rate) in or in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Lender of agreeing to make or
     making,   funding  or  maintaining  any  LIBOR   Rate   Loans   or
     participating in Letters of Credit, or, in the case of the Issuer, any increase in the cost to the Issuer of agreeing to issue, issuing or maintaining any Letter of Credit or of agreeing to make or making, funding or maintaining any unpaid drawing under any Letter of Credit, then the Company shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such
     Lender,  additional  amounts  as  are  reasonably  sufficient   to
     compensate such Lender for such increased costs.
          (b) If any Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, or (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Lender (or its Lending Office) or any corporation controlling the Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Lender or any corporation controlling the Lender and (taking into consideration such Lender's or such corporation's policies with respect to capital adequacy and such Lender's desired return on capital) determines that the amount of such capital is materially increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Company through the Agent, the Company shall pay to the Lender, from time to time as reasonably specified by the Lender, additional amounts reasonably sufficient to compensate the Lender for such increase.

4.04 Funding Losses. The Company shall reimburse each Lender and hold each Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of:

          (a) the failure of the Company to make on a timely basis any payment of principal of any LIBOR Rate Loan;

          (b) the failure of the Company to continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

          (c) the failure of the Company to make any prepayment in accordance with any notice delivered under Section 2.08;

          (d) the prepayment (including pursuant to Section 2.09) or other payment (including after acceleration thereof) of a LIBOR Rate Loan on a day that is not the last day of the relevant Interest Period other than any prepayment required pursuant to Section 4.02; or

          (e) the automatic conversion under Section 2.04 of any LIBOR Rate Loan to a Base Rate Loan on a day that is not the last day of the relevant Interest Period; including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. For purposes of calculating amounts payable by the Company to the Lenders under this Section and under subsection 4.03(a), each LIBOR Rate Loan made by a Lender (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the LIBOR used in determining the LIBOR Rate for such LIBOR Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such LIBOR Rate Loan is in fact so funded.

4.05 Inability to Determine Rates. If the Agent reasonably determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate applicable pursuant to subsection 2.11(a) for any requested Interest Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify the Company and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Company may revoke without cost or penalty any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Loans shall be made, converted or continued as Base Rate Loans instead of LIBOR Rate Loans, as the case may be.

4.06 Certificates of Lenders. Any Lender claiming reimbursement or compensation under this Article IV shall deliver to the Company (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Lender hereunder.

4.07 Substitution of Banks. Upon the receipt by the Company from any Lender (an "Affected Lender") of a claim for compensation under Section 4.03,of notice that it cannot make LIBOR Rate Loans under Section 4.02, or of a claim for Taxes or Further Taxes under Section 4.01, then the Agent, at the Company's direction, shall: (i) request the Affected Lender to use good faith efforts to obtain a replacement bank or financial institution satisfactory to the Company to acquire and assume all or a ratable part of all of such Affected Lender's Loans and Commitments at the face amount thereof (a "Replacement Lender"); (ii) request one more of the other Lenders to acquire and assume all or part of such Affected Lender's Loans and Commitments; or (iii) designate a Replacement Lender. Any such designation of a Replacement Lender under clause (i) or (iii) shall be subject to the prior written consent of the Agent (which consent shall not be unreasonably withheld).

4.08  Survival.   The agreements and obligations of the Company  in  this
Article IV shall survive the payment of all other Obligations.


                                ARTICLE V

                            INITIAL COVENANTS

5.01 Initial Covenants. Within ninety (90) days of the date of this Agreement, unless otherwise waived in writing by the Agent, the Company and its Subsidiaries agree to provide to the Agent all of the following, in form and substance satisfactory to the Agent and each Lender, and in sufficient copies for each Lender and to the fulfillment of each of the following conditions, all of which shall be conditions to the continuation of the Credit Extensions described herein:

          (a) Credit Agreement and Notes. This Agreement, the Notes, the Swing Line Note and all other Loan Documents executed by each party thereto;

          (b)  Resolutions; Incumbency.

               (i) Copies of the resolutions of the board of directors of the Company and each Subsidiary party to a Loan Document authorizing the transactions contemplated hereby, certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and

               (ii) A certificate of the Secretary or Assistant Secretary of the Company and each Subsidiary party to a Loan Document certifying the names and true signatures of the officers of the Company or such Subsidiary authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered by it hereunder;

          (c) Organization Documents; Good Standing. Each of the following documents:

               (i) the articles or certificate of incorporation and the bylaws of the Company and each Subsidiary party to any Loan Document as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of the Company or such Subsidiary as of the Closing Date; and

               (ii) a good standing certificate or certificate of status for the Company and each Subsidiary party to any Loan Document from the Secretary of State (or similar, applicable Governmental Authority) of its state of incorporation and such other states as shall be reasonably requested by Agent;

          (d) Schedules. All Schedules to this Agreement shall have been prepared, delivered and attached.(e) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of BofA to the extent invoiced prior to or on the Closing Date, plus such additional amounts of Attorney Costs as shall constitute BofA's reasonable estimate of Attorney Costs incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude final settling of accounts between the Company and BofA); including any such costs, fees and expenses arising under or referenced in Sections 2.12 and 11.04;

          (f)   Certificate.   A  certificate  signed  by  a  Responsible
     Officer, dated as of the Closing Date, stating that:

               (i)   the  representations  and  warranties  contained  in
          Article VI are true and correct on and as of such date, as though made on and as of such date;

               (ii) no Default or Event of Default exists or would result from the Credit Extension; and

               (iii) there has occurred since July 31, 2000, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect;

          (g) Approvals and Consents. All requisite or necessary approvals and consents from Governmental Authorities and third parties of a material nature shall have been received and remain in effect, there shall be no governmental or judicial action, actual or threatened, that has a reasonable likelihood of restraining, preventing or imposing burdensome conditions against the Company, and no law or regulation shall be applicable which in the judgment of the Agent could have such effect;

          (i) Collateral Documents. The Collateral Documents, executed by the Company and the Subsidiaries, in appropriate form for recording, where necessary, together with:

               (i) copies of all UCC-l financing statements to be filed, registered or recorded to perfect the security interests of the Agent for the benefit of the Lenders, and other filings, registrations and recordings necessary and advisable to perfect the Liens of the Agent for the benefit of the Lenders in accordance with applicable law;

               (ii)  written  advice relating to such Lien  and  judgment searches as the Agent shall have requested, and such termination statements or other documents as may be necessary to confirm that the Collateral is subject to no other Liens in favor of any Persons (other than Permitted Liens);

               (iii) all certificates and instruments representing the Pledged Collateral and stock and note transfer powers executed in blank with signatures guaranteed as the Agent may specify;

               (iv)   to  the  extent  requested  by  the  Agent,   funds
          sufficient to pay any filing or recording tax or fee in connection with any and all UCC-1 financing statements;

               (v) evidence that the Agent has been named as loss payee under all policies of casualty insurance, and as additional insured under all policies of liability insurance, required by this Agreement (or arrangements therefor satisfactory to the Agent);

               (vi) flood insurance and earthquake insurance, to the extent applicable, on terms reasonably satisfactory to the Agent (or arrangements therefor satisfactory to the Agent);

               (vii) such consents, estoppels, subordination agreements, waivers and other documents and instruments executed by landlords, tenants, bailees, warehousemen and other Persons party to material contracts relating to any Collateral as to which the Agent shall be granted a Lien for the benefit of the Lenders, as requested by the Agent, or satisfactory evidence that any landlords, tenants, bailees, warehousemen and other Persons do not have prior or superior rights or interests in the Collateral over the security interests of the Agent;

               (viii) evidence that all other actions necessary or, in the opinion of the Agent, desirable to perfect and protect the first priority Lien created by the Collateral Documents, and to enhance the Agent's ability to preserve and protect its interests in and access to the Collateral, have been taken (or arrangements therefor satisfactory to the Agent have been made).

          (j)     Insurance   Policies.    Standard   lenders'    payable
     endorsements with respect to the insurance policies or other instruments or documents evidencing insurance coverage on the properties of the Company in accordance with Section 6.18 (or arrangements therefor satisfactory to the Agent);

          (k)  Corporate Proceedings.

               (i) All corporate and legal proceedings and all instruments and agreements to be executed by the Company and each of its Subsidiaries in connection with the transactions contemplated by this Agreement and the Loan Documents shall be reasonably satisfactory in form and substance to the Agent, and the Agent shall have received all information and copies of all certificates, documents and papers, including good standing certificates, bring-down certificates and any other records of corporate proceedings and governmental approvals, if any, which the Agent reasonably may have requested in connection therewith, such documents and papers, where appropriate, to be certified by proper corporate or governmental authorities;

               (ii) The ownership and capital structure (including without limitation, the terms of any capital stock, options, warrants or other securities issued by the Company or any of its Subsidiaries) of the Company and the Company's Subsidiaries shall be in form and substance reasonably satisfactory to the Agent and the Lenders.

          (l)  Tax and Accounting Aspects of Transactions.

               (i) The Company shall have delivered to the Agent and each Lender the financial statements as provided in subsection 6.11(a) and (b) in form and substance satisfactory to the Agent and the Required Lenders; and

               (ii)  an  initial Notice of Borrowing and  Borrowing  Base
          Certificate.

          (m) Solvency. The Agent shall have received a solvency certificate from a Responsible Officer addressed to the Agent and each of the Lenders and dated the Closing Date and supporting the conclusions, that, after giving effect to the incurrence of all financing contemplated herein, the Company is not insolvent and will not be rendered insolvent by the indebtedness incurred in connection herewith, will not be left with unreasonably small capital with which to engage in its respective businesses and will not have incurred debts beyond its ability to pay such debts in the ordinary course as they mature and become due.

          (n) Litigation. There shall be no litigation or administrative proceedings or other legal or regulatory developments, actual or threatened, that, in the judgment of the Agent, could reasonably be expected to have a Material Adverse Effect on the business, assets, liabilities, operations, properties, prospects or condition (financial or otherwise) of or relating to
     (i) the Company and its Subsidiaries, (ii) the ability of the Company or any of its Subsidiaries to perform their obligations under the Loan Documents, or (iii) the validity or enforceability of any of the Loan Documents or the rights, remedies and benefits available to the Agent and the Lenders under the Loan Documents, and no injunction or other restraining order shall have been issued or a hearing therefor be pending or noticed with respect to the Company or any of its Subsidiaries concerning the the Loan Documents or the transactions contemplated hereby or thereby.

          (q) No Material Adverse Change. There shall not have occurred or become known to the Company any material adverse condition affecting, or material adverse change with respect to, (i) the results of operations, condition (financial or otherwise), or prospects of the Company and its Subsidiaries, taken as a whole, since July 31, 2000.

          (r) Borrowing Availability. Evidence satisfactory to the Agent that, as of the Closing Date, the amount of the Aggregate Commitment is sufficient to meet the ongoing financing needs of the Company and its Subsidiaries during the term of this financing.

          (s)    Other   Documents.   Such  other  approvals,   opinions,
     documents or materials as the Agent or any Lender may reasonably request.

          (t) No Adverse Change. The absence of any material disruption of or a material adverse change in conditions in the financial, banking or capital markets which Agent, in its sole discretion, deems material in connection with the Loans.

5.02 Conditions to All Credit Extensions. The obligation of each Revolving Lender to make any Revolving Loan to be made by it (including its initial Revolving Loan) and the obligation of the Issuer to Issue any Letter of Credit (including the initial Letter of Credit) is subject to the satisfaction of the following conditions precedent on the relevant Borrowing Date or Issuance Date:

          (a) Notice, Application. The Agent shall have received a Notice of Borrowing or in the case of any Issuance of any Letter of Credit, the Issuer and the Agent shall have received an L/C Application or L/C Amendment Application, as required under Section 3.02;

          (b) Continuation of Representations and Warranties. The representations and warranties in Article VI shall be true and correct in all material respects on and as of such Borrowing Date or Issuance Date with the same effect as if made on and as of such Borrowing Date or Issuance Date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date); and

          (c) No Existing Default. No Default or Event of Default shall exist or shall result from such Borrowing or Issuance.

     Each Notice of Borrowing and L/C Application or L/C Amendment Application submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice and as of each Borrowing Date or Issuance Date, as applicable, that the conditions in this Section 5.02 are satisfied.


                               ARTICLE VI

                     REPRESENTATIONS AND WARRANTIES

     The Company represents and warrants to the Agent and each Lender that both before and after giving effect to the consummation of the transactions contemplated by this Agreement and the Loan Documents:

6.01  Corporate  Existence  and Power.   The  Company  and  each  of  its
Subsidiaries:

          (a)   is a corporation duly organized, validly existing and  in
     good   standing   under  the  laws  of  the  jurisdiction   of   its
     incorporation;

          (b) has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, to carry on its business and to execute, deliver, and perform its obligations under the Loan Documents to which it is a party;

          (c) is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and

          (d) is in compliance with all Requirements of Law; except, in each case referred to in clause (c) or clause (d), to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

6.02 Corporate Authorization; No Contravention. The execution, delivery and performance by the Company and its Subsidiaries of this Agreement and each of the Loan Document to which such Person is party, have been duly authorized by all necessary corporate action, and do not and will not:

          (a)   contravene the terms of any of that Person's Organization
     Documents;

          (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party other than the Loan Documents or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

          (c)  violate any Requirement of Law.

6.03 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority (except those that have been obtained and remain in effect and for recordings or filings in connection with the Liens granted to the Agent under the Collateral Documents) is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Company or any of its Subsidiaries of the Agreement or any other Loan Document, except to the extent the failure to obtain such could not reasonably be expected to have a Material Adverse Effect.

6.04 Binding Effect. This Agreement and each other Loan Document to which the Company or any of its Subsidiaries is a party constitute the legal, valid and binding obligations of the Company and any of its Subsidiaries to the extent it is a party thereto, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

6.05 Litigation. There are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company, or its Subsidiaries or any of their respective properties:

          (a) which purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or

          (b) except as disclosed on Schedule 6.05, as to which there exists a substantial likelihood of an adverse determination, which determination could reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

6.06 No Default. No Default or Event of Default exists or would result from the incurring of any Obligations by the Company or from the grant or perfection of the Liens of the Agent and the Lenders on the Collateral. As of the Closing Date, neither the Company nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect, or that would, if such default had occurred after the Closing Date, create an Event of Default under Section 9.01.

6.07  ERISA  Compliance.  Except as specifically  disclosed  in  Schedule
6.07:

          (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Company, nothing has occurred which would cause the loss of such qualification. The Company and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

          (b) There are no pending or, to the best knowledge of Company, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

          (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability;
     (iii) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Company nor any ERISA Affiliate has engaged in a transaction that could be subject to
     Section 4069 or 4212(c) of ERISA.

6.08 Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section
7.12 and Section 8.07. Neither the Company nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

6.09 Title to Properties. The Company and its Subsidiaries have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. As of the Closing Date, the property of the Company and its Subsidiaries is subject to no Liens, other than Permitted Liens.

6.10 Taxes. The Company and its Subsidiaries have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Company or any Subsidiary that would, if made, have a Material Adverse Effect.

6.11 Financial Condition.

          (a) To the best of the Company's knowledge the consolidated financial statements of the Company and its Subsidiaries dated for fiscal year ended January 29, 2000, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal years ended on such dates and the unaudited consolidated financial statements of the Company and its Subsidiaries dated July 31, 2000, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the six months ended on that date:

               (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except for the absence of footnotes and as otherwise expressly noted therein, subject, in the case of such unaudited financial statements, to ordinary, good faith year end adjustments;

               (ii) fairly present the financial condition of the Company and its Subsidiaries, as applicable, as of the date thereof and results of operations for the period covered thereby; and

               (iii)      except  as specifically disclosed  in  Schedule
          6.11 or Schedule 8.08 show all material indebtedness and other liabilities of the Company and its Subsidiaries, as applicable, as of the date thereof.

          (b) The unaudited Pro Forma Financial Statements are attached hereto as Schedule 6.11. As of the date of the Agreement, the Pro Forma Financial Statements (other than the projections contained therein) fairly represent the Company and its Subsidiaries' assets, liabilities, financial condition and results of operations on a consolidated basis in accordance with GAAP (except for the absence of footnotes and statements of cash flow and recognizing such Pro Forma Financial Statements involve estimated purchase price accounting adjustments), consistently applied. The projections contained in the Pro Forma Financial Statements represent good faith estimates of the future financial performance of the Company and its Subsidiaries.

          (c)  Since January 29, 2000, there has been no Material Adverse
     Effect.

6.12 Environmental Matters.

          (a) Except as specifically disclosed in Schedule 6.12, the on-going operations of the Company and each of its Subsidiaries comply in all respects with all Environmental Laws, except such non-compliance which would not (if enforced in accordance with applicable law) result in liability in excess of $500,000 in the aggregate (exclusive of amounts payable under insurance policies and indemnity agreements which the Company or such Subsidiary reasonably expects to receive).

          (b) Except as specifically disclosed in Schedule 6.12, the Company and each of its Subsidiaries have obtained all licenses, permits, authorizations and registrations required under any Environmental Law ("Environmental Permits") and necessary for their respective ordinary course operations, except where the failure could not reasonably be expected to have a Material Adverse Effect, all such Environmental Permits are in good standing, and the Company and each of its Subsidiaries are in compliance with all material terms and conditions of such Environmental Permits.

          (c) Except as specifically disclosed in Schedule 6.12, none of the Company, any of its Subsidiaries or any of their respective present property or operations, is subject to any outstanding written order from or agreement with any Governmental Authority, nor subject to (i) any judicial or docketed administrative proceeding, respecting any Environmental Law, Environmental Claim or Hazardous Material or (ii) to the extent that it could reasonably be expected to have a Material Adverse Effect, any claim, proceeding or written notice from any Person regarding any Environmental Law, Environmental Claim or Hazardous Material.

          (d) Except as specifically disclosed in Schedule 6.12, there are no Hazardous Materials or other conditions or circumstances existing with respect to any property of the Company or any Subsidiary, or arising from operations prior to the Closing Date, of the Company or any of its Subsidiaries that would reasonably be expected to give rise to Environmental Claims with a potential liability of the Company and its Subsidiaries in excess of $500,000 in the aggregate for all such conditions, circumstances and properties (exclusive of amounts payable under insurance policies and indemnity agreements which the Company or such Subsidiary reasonably expects to receive). Except as disclosed in Schedule 6.12, (i) neither the Company nor any Subsidiary has any underground storage tanks (x) that are not properly registered or permitted under applicable Environmental Laws, or (y) that are leaking or disposing of Hazardous Materials off-site, which in any such case could reasonably be expected to have a Material Adverse Effect, and
     (ii) the Company and its Subsidiaries have met all material notification requirements under applicable Environmental Laws.

6.13 Collateral Documents.

          (a) The provisions of each of the Collateral Documents are effective to create in favor of the Agent for the benefit of the Lenders, a legal, valid and enforceable first priority security interest in all right, title and interest of the Company and its Subsidiaries in the collateral described therein, subject only to any Permitted Liens.

          (b) All representations and warranties of the Company and any of its Subsidiaries party thereto contained in the Collateral Documents are true and correct.

6.14 Restricted Entities. None of the Company, any Person controlling the Company, or any Subsidiary, is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Company is not
subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

6.15 No Burdensome Restrictions. Neither the Company nor any Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document, or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect.

6.16 Copyrights, Patents, Trademarks and Licenses, etc. The Company and its Subsidiaries own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person, except where the failure could not reasonably be expected to have a Material Adverse Effect. To the best knowledge of the Company, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Company or any Subsidiary infringes upon any rights held by any other Person. Except as specifically disclosed in Schedule 6.16, no claim or litigation regarding any of the foregoing is pending or, to the knowledge of the Company, threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code applicable to copyrights, patents, trademarks and licenses is pending or, to the knowledge of the Company, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

6.17 Capitalization; Subsidiaries. As of the Closing Date, the Company has no Subsidiaries other than those specifically disclosed in part (a) of Schedule 6.17 hereto and has no equity investments in any other corporation or entity other than those specifically disclosed in part (b) of Schedule 6.17. The capitalization of the Company and its Subsidiaries as of the Closing Date is as set forth on part (a) of Schedule 6.17.

6.18 Insurance. Except as specifically disclosed in Schedule 6.18, the properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and are similarly situated.

6.19 Swap Obligations. Neither the Company nor any of its Subsidiaries has incurred any outstanding obligations under any Swap Contracts, other than Permitted Swap Obligations. The Company has undertaken its own independent assessment of its consolidated assets, liabilities and commitments  and  has  considered appropriate  means  of  mitigating  and managing risks associated with such matters and has not relied on any swap counterparty or any Affiliate of any swap counterparty in determining whether to enter into any Swap Contract.

6.20 Solvency. The Company and its Subsidiaries on a consolidated basis are Solvent.

6.21 Full Disclosure. None of the representations or warranties made by the Company or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Company or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Company to the Lenders prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.


                               ARTICLE VII

                          AFFIRMATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Required Lenders waive compliance in writing:

7.01 Financial Statements. The Company shall deliver to the Agent, in form and detail satisfactory to the Agent and the Required Lenders, with sufficient copies for each Lender:

          (a) as soon as available, but not later than 90 days after the end of each fiscal year (commencing with the fiscal year ending February 3, 2001), a copy of the audited consolidated balance sheet of the Company and its Subsidiaries as at the end of such year and the related consolidated statements of income, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the opinion of a nationally-recognized independent public accounting firm ("Independent Auditor") reasonably acceptable to Agent which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Company's or any Subsidiary's records;

          (b) as soon as available, but not later than 45 days after the end of each of the first three fiscal quarters of each fiscal year (commencing with the fiscal quarter ending July 31, 2000), a copy of the unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such fiscal quarter, together with a consolidating income statement for such period, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments and the absence of footnotes), the financial position and the results of operations of the Company and the Subsidiaries; and

          (c) as soon as available, but not later than 20 days after the end of each month (commencing with the month ending October 31,
     2000), a Borrowing Base Certificate as of the end of the immediately preceding month, substantially in the form of Exhibit G and certified by a Responsible Officer to be true and correct as of the date thereof. In the event of a material change in the size or scope of the Eligible Inventory and Eligible Accounts of the Company and its Subsidiaries, or in the event of a circumstance having a Material Adverse Effect upon the Collateral or the operations of the Company, the Agent may in its discretion require the submission of a Borrowing Base Certificate at intervals more frequent than monthly.

7.02 Certificates; Other Information. The Company shall furnish to the Agent, with sufficient copies for each Lender:

            (a) beginning with the period ending October 31, 2000, and thereafter concurrently with the delivery of the financial statements referred to in subsections 7.01(a) and (b), a Compliance Certificate executed by a Responsible Officer;

          (b) concurrently with the delivery of the financial statements referred to in subsection 7.01(a), (i) a consolidating balance sheet and income statement for such year (which need not be audited) and, in the case of such income statement, setting forth in comparative form the figures for the previous fiscal year, and (ii) a budget for the next succeeding four fiscal quarters; and

          (c) promptly, such additional information regarding the business, financial or corporate affairs of the Company or any Subsidiary as the Agent, at the request of any Lender, may from time to time reasonably request.

7.03 Notices.  The Company shall promptly notify the Agent:

          (a) of the occurrence of any Default or Event of Default, and of the occurrence or existence of any event or circumstance that foreseeably will become a Default or Event of Default;

          (b) of any matter that has resulted or may reasonably be expected to result in a Material Adverse Effect, including (i) any breach or non-performance of, or any default under, a Contractual Obligation of the Company or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the Company or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Company or any Subsidiary; including pursuant to any applicable Environmental Laws;

          (c) of the occurrence of any of the following events affecting the Company or any ERISA Affiliate (but in no event more than 10 days after such event becomes known to an officer of the Company or any Subsidiary), and deliver to the Agent a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Company or any ERISA Affiliate with respect to such event:

               (i)  an ERISA Event;

               (ii) a material increase in the Unfunded Pension Liability of any Pension Plan;

               (iii) the adoption of, or the commencement of contributions to, any Plan subject to Section 412 of the Code by the Company or any ERISA Affiliate resulting in a material contribution obligation; or

               (iv)  the  adoption of any amendment to a Plan subject  to
          Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded Pension Liability;

          (d) of any material change in accounting policies or financial reporting practices by the Company or its Subsidiaries; and

          (e) upon, but in no event later than 15 days after, any officer of the Company or any Subsidiary becoming aware of (i) any and all enforcement, investigation, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened against the Company or any Subsidiary or any of their respective properties pursuant to any applicable Environmental Laws which could reasonably be expected to have a Material Adverse Effect, (ii) all other material Environmental Claims, and (iii) any environmental or similar condition on any real property adjoining or in the vicinity of the property of the Company or any Subsidiary that could reasonably be anticipated to cause such property of the Company or such Subsidiary or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of such property under any Environmental Laws that could reasonably be expected to have a Material Adverse Effect.

     Each notice under this Section shall be accompanied by a written statement by a Responsible Officer setting forth details of the occurrence referred to therein, and stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time.

7.04 Preservation of Corporate Existence, Etc. The Company shall, and shall cause each Subsidiary to:

          (a) preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation, except to the extent otherwise expressly permitted herein;

          (b) preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business except in connection with transactions permitted by Section
     8.03 and sales of assets permitted by Section 8.02;

          (c)   use  reasonable  efforts,  in  the  ordinary  course   of
     business, to preserve its business organization and goodwill; and

          (d) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

     The Company shall cause each Subsidiary which is a Wholly-Owned Subsidiary as of the date hereof to continue to exist as a Wholly-Owned Subsidiary so long as it shall be a Subsidiary.

7.05 Maintenance of Property. The Company shall maintain, and shall cause each Subsidiary to maintain, and preserve all its property which is used or useful in its business in reasonably good working order and condition, ordinary wear and tear excepted, and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.

7.06 Insurance. In addition to insurance requirements set forth in the Collateral Documents, the Company shall maintain, and shall cause each Subsidiary to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged  in  the  same or similar business, of such  types  and  in  such amounts as are customarily carried under similar circumstances by such other Persons; including workers' compensation insurance, public liability and property and casualty insurance which amount shall not be materially reduced by the Company in the absence of 30 days' prior written notice to the Agent. All casualty insurance maintained by the Company shall name the Agent as loss payee and all liability insurance shall name the Agent as additional insured for the benefit of the Lenders, as their interests may appear. Upon request of the Agent or any Lender, the Company shall furnish the Agent, with sufficient copies for each Lender, at reasonable intervals (but not more than once per calendar year) a certificate of a Responsible Officer of the Company (and, if requested by the Agent, any insurance broker of the Company) setting forth the nature and extent of all insurance maintained by the Company and its Subsidiaries in accordance with this Section or any Collateral Documents (and which, in the case of a certificate of a broker, were placed through such broker).

7.07 Payment of Obligations. The Company shall, and shall cause each Subsidiary to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:

          (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Company or such Subsidiary; and

          (b) all lawful claims which, if unpaid, would by law become a Lien upon its property.

7.08 Compliance with Laws. The Company shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

7.09 Compliance with ERISA. The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under
Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.

7.10 Inspection of Property and Books and Records. The Company shall maintain and shall cause each Subsidiary to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiary. The Company shall permit, and shall cause each Subsidiary to permit, representatives and independent contractors of the Agent or any Lender to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, to perform collateral audits, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company. With respect to any inspection performed after February 3, 2001, the Company shall pay or reimburse the expenses of the Agent incurred in connection with such inspection not to exceed $20,000 in any fiscal year; provided, however, the Company shall have no obligation to pay or reimburse the expenses of any Lender incurred in connection with the foregoing; provided, further, when an Event of Default exists the Agent or any Lender may do any of the foregoing at the expense of the Company at any time during normal business hours and without advance notice.

7.11 Environmental Laws.

          (a) The Company shall, and shall cause each Subsidiary to, conduct its operations and keep and maintain its property in compliance with all Environmental Laws, the violation of which could reasonably be expected to result in liability to the Company and its Subsidiaries in excess of $500,000 in the aggregate (net of any payments under insurance policies or indemnity agreements which the Company or such Subsidiary reasonably expects to receive).

          (b) Upon the written request of the Agent or any Lender, the Company shall submit and cause each of its Subsidiaries to submit, to the Agent with sufficient copies for each Lender, at the Company's sole cost and expense, at reasonable intervals, a report providing an update of the status of any environmental, health or safety compliance, hazard or liability issue identified in any notice or report required pursuant to subsection 7.03(e), that could, individually or in the aggregate, result in liability in excess of $500,000 (net of any payments under insurance policies or indemnity agreements which the Company or such Subsidiary reasonably expects to receive).

7.12  Use  of Proceeds.  The Company shall use the proceeds of the  Loans
(a) to pay certain fees and expenses related to the transaction contemplated hereby; (b) to refinance existing Indebtedness; (c) for working capital and other general corporate purposes of the Company and its Subsidiaries; and (d) to finance Capital Expenditures.

7.13 Further Assurances.

          (a) The Company shall ensure that all written information, exhibits and reports furnished to the Agent or the Lenders do not and will not contain any untrue statement of a material fact and do not and will not omit to state any material fact or any fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and will promptly disclose to the Agent and the Lenders and correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgment or recordation thereof.

          (b) Promptly upon request by the Agent or the Required Lenders, the Company shall (and shall cause any of its Subsidiaries
     to)  do,  execute,  acknowledge, deliver, record,  re-record,  file, re-file, register and re-register, any and all such further acts, deeds, conveyances, security agreements, assignments, estoppel certificates, financing statements and continuations thereof, termination statements, notices of assignment, transfers, certificates, assurances and other instruments the Agent or such Lenders, as the case may be, may reasonably require from time to time in order (i) to carry out more effectively the purposes of this Agreement or any other Loan Document, (ii) to subject to the Liens created by any of the Collateral Documents any of the properties, rights or interests covered by any of the Collateral Documents,
     (iii) to perfect and maintain the validity, effectiveness and priority of any of the Collateral Documents and the Liens intended to be created thereby, and (iv) to better assure, convey, grant, assign, transfer, preserve, protect and confirm to the Agent and Lenders the rights granted or now or hereafter intended to be granted to the Lenders under any Loan Document or under any other document executed in connection therewith.

7.14 Additional Guaranties and Personal Property Pledge. Effective upon any Person becoming a Subsidiary, such Person shall: (i) join as a guarantor under the Subsidiary Guaranty, as a debtor under the Subsidiary Security Agreement pursuant to amendments or other instruments thereto in form and substance acceptable to the Agent and (ii) provide an intercompany note to the extent such exists to the Company which shall be pledged to the Agent pursuant to the Security Agreement; provided, that if all Subsidiaries which are not a party to the Subsidiary Guaranty and the Subsidiary Security Agreement hold 10% or more of the total assets of the Company and its Subsidiaries, then such Subsidiary shall promptly execute the Subsidiary Guaranty and the Subsidiary Security Agreement so that, upon such execution, such 10% threshold is no longer exceeded. The Company shall promptly notify the Agent at any time at which, in accordance with this Section 7.14, any Subsidiary shall be required to join as a guarantor under the Subsidiary Guaranty.

7.15 Additional Pledge and Security Interests. Effective upon any Person becoming a Subsidiary, the shareholder or shareholders thereof, shall pledge the stock or other equity interests thereof to the Agent pursuant to documentation reasonably acceptable to the Agent; and shall grant Liens on all of its other Collateral consistent with the Subsidiary Security Agreement.

7.16 Government Contracts. The Company shall (i) deliver or cause to be delivered to the Agent a list in the form of Schedule 7.18 of each Government Contract and Government Subcontract which has a remaining contract value in excess of $500,000, and any amendments thereto, to which the Company or any of its Subsidiaries is a party and (ii) notify the Agent of (A) the name and address of any surety with respect to any such Government Contract or Subcontract to which the Company or any of its Subsidiaries is a party and (B) the cancellation or early termination of any of such Government Contracts or, Subcontracts.

                              ARTICLE VIII

                           NEGATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, unless the Required Lenders waive compliance in writing:

8.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

          (a) any Lien existing on property of the Company or any Subsidiary on the Closing Date and set forth in Schedule 8.01 securing or reflecting Indebtedness outstanding on such date and any Liens hereafter incurred securing all renewals and extensions of such Indebtedness;

          (b)  any Lien created under any Loan Document;

          (c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 7.07, provided that no notice of lien has been filed or recorded under the Code;

          (d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;

          (e) Liens (other than any Lien imposed by ERISA) consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

          (f) Liens on the property of the Company or its Subsidiaries securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, (ii) Contingent Obligations in connection with performance bonds, Surety Bonds and appeal bonds, and (iii) other non-delinquent obligations of a like nature, in each case, incurred in the ordinary course of business; provided that all such Liens in the aggregate could not reasonably be expected to cause a Material Adverse Effect;

          (g) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the businesses of the Company and its Subsidiaries;

          (h) Liens securing obligations in respect of capital leases on assets subject to such leases, provided that such capital leases are otherwise permitted hereunder;

          (i) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Company or any Subsidiary in excess of those set forth by regulations promulgated by the FRB, and (ii) such deposit account is not intended by the Company or any Subsidiary to provide collateral to the depository institution; and

          (j) Liens in favor of customs and revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods

8.02 Disposition of Assets. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, (x) issue any equity interests of any Subsidiary to any Person which is not the Company or a Subsidiary or (y) sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any property, including accounts and notes receivable, with or without recourse (each, an "Asset Disposition"), or enter into any agreement to do any of the foregoing, except:

          (a) dispositions of inventory, or used, worn-out or surplus equipment, all in the ordinary course of business;

          (b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

          (c) Asset Dispositions by any Subsidiary to any Wholly-Owned Subsidiary that is party to the Subsidiary Guaranty; and

          (d)  Asset Disposition of Cafe Plaid.

8.03 Consolidations and Mergers. The Company shall not, and shall not suffer or permit any Subsidiary to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:

          (a)   any Subsidiary may merge with the Company, provided  that
     (i) the Company shall be the continuing or surviving corporation, or with any one or more Subsidiaries, and (ii) if any transaction shall be between a Subsidiary and a Wholly-Owned Subsidiary, the
     Wholly-Owned  Subsidiary  shall  be  the  continuing  or   surviving
     corporation;

          (b) another Person organized under the laws of any state of the United States may merge with or consolidate into the Company or any Subsidiary so long as (i) no Default or Event of Default shall have occurred and be continuing either before or after giving effect to such transaction (determined in respect of Sections 8.16, 8.17 and 8.18 on a pro forma basis as of the last day of the prior fiscal quarter), (ii) the Company or such Subsidiary is the surviving Person, and (iii) all applicable legal requirements have been satisfied; and

          (c) any Subsidiary may sell all or substantially all of its assets (upon voluntary liquidation or otherwise), to the Company or another Wholly-Owned Subsidiary.

8.04 Loans and Investments. The Company shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company (together, "Investments"), except for:

          (a) Investments held by the Company or any Subsidiary in the form of cash equivalents or short term marketable securities;

          (b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

          (c)    Investments  by  the  Company  or  any   Subsidiary   in
     Wholly-Owned Subsidiaries party to the Subsidiary Guaranty or unsecured loans made by any Subsidiary to the Company;

          (d) Investments constituting Permitted Swap Obligations or payments or advances under Swap Contracts relating to Permitted Swap Obligations;

          (e) advances to vendors and customers of the Company and its Subsidiaries, or suppliers to such vendors, to enable such vendors, customers and suppliers to purchase goods or parts to be processed and sold to the Company and its Subsidiaries in the ordinary course of business and consistent with past practices;

          (f) Investments (including debt obligations) received in connection with the bankruptcy or reorganization of suppliers and customers and in settlement of delinquent obligations of, and other disputes with, customers and suppliers arising in the ordinary course of business;

          (g) Investments of a nature not contemplated by the foregoing clauses hereof that are outstanding as of the Closing Date and set forth in Schedule 8.04 hereto; and

          (h) other Investments not exceeding $500,000.00 in the aggregate after the Closing Date.

8.05 Limitation on Indebtedness. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

          (a)  Indebtedness incurred pursuant to this Agreement;

          (b)    Indebtedness   consisting  of   Contingent   Obligations
     permitted pursuant to Section 8.08;

          (c)  Indebtedness existing on the Closing Date and set forth in
     Schedule 8.05, and all renewals and extensions of such Indebtedness;

          (d) Indebtedness incurred in connection with leases permitted pursuant to Section 8.09;

          (e)   (i)   unsecured Indebtedness owed to the Company  by  any
     Subsidiary so long as it is (A) evidenced by a note pledged to the Agent and (B) incurred in accordance with Section 8.04 and (ii) unsecured Indebtedness owed by the Company or any Subsidiary to a Subsidiary so long as it is incurred in accordance with Section 8.04; and

          (f) other Indebtedness with an aggregate principal amount not to exceed $500,000.00 at any time outstanding.

8.06 Transactions with Affiliates. The Company shall not, and shall not suffer or permit any Subsidiary to, enter into any transaction (including purchasing property or services from or selling property or services to any Affiliate of the Company that is not a subsidiary, unless such transaction is not otherwise prohibited by this Agreement, is entered into upon fair and reasonable arm's length terms and conditions (or terms and conditions more favorable to the Company) which are fully disclosed to the Agent, and is in accordance with all applicable laws.

8.07 Use of Proceeds. The Company shall not, and shall not suffer or permit any Subsidiary to, use any portion of the proceeds of any Loan or any Letter of Credit, directly or indirectly, (i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to
Section 13 or 14 of the Exchange Act.

8.08 Contingent Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any Contingent Obligations except:

          (a) endorsements for collection or deposit in the ordinary course of business;

          (b)  Permitted Swap Obligations;

          (c) Contingent Obligations of the Company and its Subsidiaries existing as of the Closing Date and listed in Schedule 8.08;

          (d) Contingent Obligations with respect to Indebtedness of the Company's Wholly-Owned Subsidiaries permitted pursuant to Section 8.05;

          (e) Contingent Obligations with respect to Surety Instruments incurred by the Company and its Subsidiaries (including on behalf of third parties) in the ordinary course of business; and

          (f) other Contingent Obligations not exceeding at any time $500,000.00 in the aggregate in respect of the Company and its Subsidiaries together.

8.09 Lease Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create or suffer to exist any obligations for the payment of rent for any property under lease or agreement to lease, except for:

          (a) leases of the Company and of Subsidiaries in existence on the Closing Date and any renewal, extension or refinancing thereof;

          (b) operating leases for real or personal property entered into by the Company or any Subsidiary after the Closing Date in the ordinary course of business; and

          (c) capital leases other than those permitted under clause (a) of this Section, entered into by the Company or any Subsidiary after the Closing Date to finance the acquisition of equipment; provided that the annual rental payments for all such capital leases shall not exceed in any fiscal year $500,000.00.

8.10 Restricted Payments. The Company shall not, and shall not suffer or permit any Subsidiary to, declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock, or purchase, redeem or otherwise acquire for value any shares of its capital stock or any warrants, rights or options to acquire such shares, now or hereafter outstanding (collectively, "Restricted Equity Payments"); except that any Subsidiary may declare and make dividend payments and other distributions to its shareholders on a pro rata basis and the Company may:

          (a) declare and make dividend payments or other distributions payable solely in its common stock;

          (b) declare and make dividend payments or other distributions necessary to make tax payments actually made to the U.S. as a result of the Company's income; and

          (c) purchase, redeem or otherwise acquire shares of its common stock or warrants or options to acquire any such shares with the proceeds received from the substantially concurrent issue of new shares of its common stock.

8.11 ERISA. The Company shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably expected to result in liability of the Company in an aggregate amount in excess of $1,000,000; or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

8.12 Change in Business. The Company shall not, and shall not suffer or permit any Subsidiary to, engage in any material line of business substantially different from those lines of business carried on by the Company and its Subsidiaries on the date hereof.

8.13 Accounting Changes. The Company shall not, and shall not suffer or permit any Subsidiary to, (a) make any significant change in accounting treatment or reporting practices, except (i) as required by GAAP, (ii) a change in the depreciation method employed thereby to straight line depreciation, (iii) a change in a Subsidiary's accounting treatment or reporting practices to conform the accounting practices or reporting practices of newly acquired Subsidiaries to the methods used by the Company, and (iv) any other change which does not affect the calculations required to determine compliance with Section 8.16, 8.17 or 8.18, or (b) change the fiscal year of the Company or of any Subsidiary.

8.14 Amendments to Charter and Agreements. The Company will not, nor will it permit any Subsidiary to,(a) directly or indirectly prepay, defease or in substance defease, purchase, redeem, retire or otherwise acquire, any such Indebtedness,(b) make any amendment or modification to any terms or provisions of its Certificate or Articles of Incorporation or bylaws which is materially adverse to the Agent or the Lenders without the prior written consent of the Agent or (c) issue any preferred stock.

8.15 Net Worth. Effective as of the fiscal quarter ending July 31, 2000, and for each fiscal quarter thereafter, the Company shall not permit its consolidated Net Worth as determined on the last day of each such fiscal quarter to be less than the sum of (a) $34,000,000.00, plus (b) fifty percent (50%) of the positive consolidated net income of the Company for each such fiscal quarter.

8.16 Leverage Ratio. Effective as of the first fiscal quarter of 2002, and continuing through the third fiscal quarter of 2002, the Company shall not permit its Leverage Ratio as determined as of the last day of each such fiscal quarter to be greater than 3.25:1.00 for any such period, and effective as of the fourth fiscal quarter of 2002, and continuing thereafter, the Company shall not permit its Leverage Ratio as determined as of the last day of each such fiscal quarter to be greater than 2.00:1.00 for any such period.

8.17 Fixed Charge Coverage Ratio. Effective as of the first fiscal quarter of 2002, and continuing through the third fiscal quarter of 2002, the Company shall not permit its Fixed Charge Coverage Ratio determined as of the last day of each fiscal quarter to be less than 1.00:1.00 for any such period, and effective as of the fourth fiscal quarter of 2002, and continuing thereafter, the Company shall not permit its Fixed Charge Coverage Ratio determined as of the last day of each fiscal quarter to be less than 1.10:1.00 for any such period.

8.18 Capital Expenditures.

          (a) The Company will not, and will not permit any of its Subsidiaries to, make any Capital Expenditures, except that (i) during the fiscal year ending February 3, 2001, the Company and its Subsidiaries may make Capital Expenditures so long as the aggregate amount so made by the Company and its Subsidiaries (on a consolidated basis) during such fiscal year does not exceed $2,500,000.00 for such fiscal year, and (ii) during the fiscal year of 2001, the Company and its Subsidiaries may make Capital Expenditures so long as the aggregate amount so made by the Company and its Subsidiaries (on a consolidated basis) during such fiscal year does not exceed $2,500,000.00 for such fiscal year.

8.19  Minimum EBITDA.  The Company shall not allow its EBITDA to be  less than $(500,000.00) for the second fiscal quarter of 2001, and less than $2,200,000.00 for the third fiscal quarter of 2001 and thereafter on a fiscal quarter basis. If the Compliance Certificate for the fourth fiscal quarter of 2001, certifies compliance with the minimum EBITDA of $2,200,000.00 for such fiscal quarter, the Company shall no longer be obligated to comply with this Section 8.19.

8.20 Restrictive Agreements. The Company shall not, nor shall it permit any of its Subsidiaries to, enter into any indenture, agreement, instrument or other arrangement which directly or indirectly prohibits or restrains, or has the effect of prohibiting or restraining, or imposes materially adverse conditions upon, the ability of any Subsidiary to (a) pay dividends or make other distributions (i) on its Capital Stock or
(ii) with respect to any other interest or participation in, or measured by, its profits, (b) make loans or advances to the Company or any Subsidiary, (c) repay loans or advances from the Company or any Subsidiary or (d) transfer any of its properties or assets to the Company or any Subsidiary.

                               ARTICLE IX

                            EVENTS OF DEFAULT

9.01 Event of Default. Any of the following shall constitute an "Event of Default":

          (a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan or of any L/C Obligation, or (ii) within five (5) days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

          (b) Representation or Warranty. Any representation or warranty by the Company or any Subsidiary made or deemed made herein or in any other Loan Document, or contained in any certificate, document or financial or other statement by the Company, any Subsidiary, or any Responsible Officer, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

          (c)   Specific  Defaults.   The Company  fails  to  perform  or
     observe any term, covenant or agreement contained in any of Section 7.01, 7.02, 7.03 or 7.09 or in Article VIII; or

          (d) Other Defaults. The Company or any Subsidiary party thereto fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of thirty (30) days after the date upon which written notice thereof is given to the Company by the Agent or any Lender; or

          (e)    Cross-Default.   (i)  The  Company  or  any   Subsidiary
     (A) fails to make any payment in respect of any Indebtedness or Contingent Obligation (other than in respect of Swap Contracts), having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $500,000.00 when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure; or
     (B) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the relevant document on the date of such failure if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable, or to be required to be repurchased, prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded;
     (ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from (1) any event of default under such Swap Contract as to which the Company or any Subsidiary is the Defaulting Party (as defined in such Swap Contract) or (2) any Termination Event (as so defined) as to which the Company or any Subsidiary is an Affected Party (as so defined) and, in either event, the Swap Termination Value owed by the Company or such Subsidiary as a result thereof is greater than $500,000.00 or (iii) the Company or any Subsidiary fails to perform or observe any condition or covenant under any contract providing for the issuance of, or reimbursement of amounts in respect of, Surety Instruments (other than Non-Surety L/C's), which in such event requires the making of payments in excess of $500,000.00 in the aggregate, net of the proceeds of insurance policies and indemnity agreements in favor of the Company or any Subsidiary and received or reasonably expected to be received thereby; or

          (f) Insolvency; Voluntary Proceedings. The Company or any Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency
     Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or

          (g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Company or any Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Company or any Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or
     (iii) the Company or any Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

          (h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Company or any ERISA Affiliate under Title IV of ERISA to such Pension Plan or Multiemployer Plan or to the PBGC in an aggregate amount for all such Pension Plans and Multiemployer Plans in excess of $1,000,000;
     (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans and Multiemployer Plans at any time exceeds $5,000,000 (determined, in respect of Multiemployer Plans, by reference to the Unfunded Pension Liability for which the Company or any ERISA Affiliate may be liable) and could reasonably be expected to have a Material Adverse Effect; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $1,000,000; or

          (i) Monetary Judgments. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Company or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of $500,000.00 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 30 days after the entry thereof; or

          (j) Non-Monetary Judgments. Any non-monetary judgment, order or decree is entered against the Company or any Subsidiary which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

          (k)  Change of Control.  There occurs any Change of Control; or

          (l) Loss of Licenses. Any Governmental Authority revokes or fails to renew any license, permit or franchise of the Company or any Subsidiary, or the Company or any Subsidiary for any reason loses any license, permit or franchise, or the Company or any Subsidiary suffers the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any license, permit or franchise and any of the foregoing has or could reasonably be expected to have a Material Adverse Effect; or

          (m) Guarantor Defaults. Any Guarantor fails in any material respect to perform or observe any term, covenant or agreement in the Subsidiary Guaranty; or the Subsidiary Guaranty is for any reason partially (including with respect to future advances) or wholly revoked or invalidated, or otherwise ceases to be in full force and effect, or any Guarantor or any other Person contests in any manner the validity or enforceability thereof or denies that it has any further liability or obligation thereunder; or any event described at subsections (f) or (g) of this Section occurs with respect to any Guarantor; or

          (n)  Collateral.

               (i) any material provision of any Collateral Document shall for any reason cease to be valid and binding on or enforceable against the Company or any Subsidiary party thereto or the Company or any Subsidiary shall so state in writing or bring an action to limit its obligations or liabilities thereunder; or

               (ii) any Collateral Document shall for any reason (other than pursuant to the terms thereof) cease to create a valid security interest in a material part of the Collateral purported to be covered thereby or such security interest shall for any reason cease to be a perfected and first priority security interest subject only to Permitted Liens.

9.02 Remedies. If any Event of Default occurs, the Agent shall, at the request of, or may, with the consent of, the Required Lenders,

          (a) declare the Commitment of each Lender to make Loans and any obligation of the Issuer to Issue Letters of Credit to be terminated, whereupon such Commitments and obligation shall be terminated;

          (b) declare an amount equal to the maximum aggregate amount that is or at any time thereafter may become available for drawing under any outstanding Letters of Credit (whether or not any beneficiary shall have presented, or shall be entitled at such time to present, the drafts or other documents required to draw under such Letters of Credit) to be immediately due and payable, and declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind (except as otherwise expressly provided herein), all of which are hereby expressly waived by the Company; and

          (c) exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Loan
     Documents or applicable law; provided, however, that upon the occurrence of any event specified in subsection (f) or (g) of
     Section 9.01 (in the case of clause (i) of subsection (g) upon the expiration of the 60-day period mentioned therein), the obligation of each Lender to make Loans and any obligation of the Issuer to Issue Letters of Credit shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Agent, the Issuer or any Lender.

9.03 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.


                                ARTICLE X

                                THE AGENT

10.01     Appointment and Authorization; "Agent".

          (a) Each Lender hereby irrevocably (subject to Section 10.09) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

          (b) Each Issuer shall act on behalf of the Lenders with respect to any Letters of Credit Issued by it and the documents associated therewith until such time and except for so long as the Agent may agree at the request of the Required Lenders to act for such Issuer with respect thereto; provided, however, that such Issuer shall have all of the benefits and immunities (i) provided to the Agent in this Article X with respect to any acts taken or omissions suffered by the Issuer in connection with Letters of Credit Issued by it or proposed to be Issued by it and the application and agreements for letters of credit pertaining to the Letters of Credit as fully as if the term "Agent", as used in this
     Article X, included such Issuer with respect to such acts or omissions, and (ii) as additionally provided in this Agreement with respect to such Issuer.

10.02 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

10.03      Liability of Agent.  None of the Agent-Related  Persons  shall
(a) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (b) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Company or any Subsidiary or Affiliate of the Company, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or for the value of or title to any Collateral, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Company or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Company or any of the Company's Subsidiaries or Affiliates.

10.04     Reliance by Agent.

          (a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

          (b) For purposes of determining compliance with the conditions specified in Section 5.01, each Lender that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to such Lender.

10.05 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Lenders, unless the Agent shall have received written notice from a Lender or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Lenders in accordance with Article IX; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Lenders.

10.06 Credit Decision. Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, the value of and title to any
Collateral, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Company which may come into the possession of any of the Agent-Related Persons.

10.07 Indemnification of Agent. Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do so), in accordance with such Lender's Pro Rata Share of all Loans and Commitments, from and against any and all Indemnified Liabilities; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Company. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

10.08 Agent in Individual Capacity. BofA and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though BofA were not the Agent or an Issuer hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, BofA or its Affiliates may receive information regarding the Company or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BofA shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent or an Issuer.

10.09      Successor  Agent.  The Agent may, and at the  request  of  the
Required Lenders shall, resign as Agent upon 30 days' notice to the Lenders. If the Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders subject, so long as no Event of Default has occurred and is then continuing, to the consent of the Company, which shall not be unreasonably withheld or delayed. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Company, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this
Article X and Sections 11.04 and 11.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Agent hereunder until such time, if any, as the Required Lenders appoint a successor agent as provided for above. Notwithstanding the foregoing, however, BofA may not be removed as the Agent at the request of the Required Lenders unless BofA shall also simultaneously be replaced as an "Issuer" (if any letters of credit Issued by BofA are then outstanding) hereunder pursuant to documentation in form and substance reasonably satisfactory to BofA.

10.10     Withholding Tax.

          (a) (i) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the Code and such Lender claims exemption from, or a reduction of U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent and the Company, to deliver to the Agent and the
     Company:

               (A) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, two properly completed and executed copies of IRS Form 1001 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

               (B) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement; and

               (C) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

     Such Lender agrees to promptly notify the Agent and the Company of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

               (ii) if any foreign Lender claims exemption from U.S. federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", such Lender agrees with and in favor of the Agent and the Company to deliver to the Agent and the Company a Form W-8, or any subsequent versions thereof or successors thereto (and, if such Lender delivers a Form W-8, a certificate representing that such Lender is not a "bank" for purposes of Section 881(c) of the Code, is not a 10 percent shareholder (within the meaning of Section 871(h)(3)(B) of the Code) of the Company and is not a controlled foreign corporation related to the Company (within the meaning of Section 864(d)(4) of the Code)).

          (b)   If  any  Lender claims exemption from, or  reduction  of,
     withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Company to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

          (c) If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

          (d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. However, if the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax imposed by Sections 1441 and 1442 of the Code, without reduction.

          (e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered or was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

10.11     Collateral Matters.

          (a) The Agent is authorized on behalf of all the Lenders, without the necessity of any notice to or further consent from the Lenders, from time to time to take any action with respect to any Collateral or the Collateral Documents which may be necessary to perfect and maintain perfected the security interest in and Liens upon the Collateral granted pursuant to the Collateral Documents.

          (b) The Lenders irrevocably authorize the Agent, at its option and in its discretion, to release any Lien granted to or held by the Agent upon any Collateral (i) upon termination of the Commitments and payment in full of all Loans and all other Obligations known to the Agent and payable under this Agreement or any other Loan Document; (ii) constituting property sold or to be sold or disposed of as part of or in connection with any disposition permitted hereunder; (iii) constituting property in which the Company or any Subsidiary owned no interest at the time the Lien was granted or at any time thereafter; (iv) constituting property leased to the Company or any Subsidiary under a lease which has expired or been terminated in a transaction permitted under this Agreement or is about to expire and which has not been, and is not intended by the Company or such Subsidiary to be, renewed or extended;
     (v) consisting of an instrument evidencing Indebtedness or other debt instrument, if the indebtedness evidenced thereby has been paid in full; or (vi) if approved, authorized or ratified in writing by the Required Lenders or all the Lenders, as the case may be, as provided in subsection 11.01(f). Upon request by the Agent at any time, the Lenders will confirm in writing the Agent's authority to release particular types or items of Collateral pursuant to this subsection 10.11(b), provided that the absence of any such confirmation for whatever reason shall not affect the Agent's rights under this Section 10.11.

          (c) Each Lender agrees with and in favor of each other (which agreement shall not be for the benefit of the Company or any Subsidiary) that the Company's obligation to such Lender under this Agreement and the other Loan Documents is not and shall not be secured by any real property collateral now or hereafter acquired by such Lender.


                               ARTICLE XI

                              MISCELLANEOUS

11.01      Amendments  and  Waivers.   No  amendment  or  waiver  of  any
provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company or any applicable Subsidiary therefrom, shall be effective unless the same shall be in writing and signed by the Required Lenders (or by the Agent at the written request of the Required Lenders) and the Company and acknowledged by the Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and the Company and acknowledged by the Agent, do any of the following:

          (a) increase or extend the Commitment of any Lender (or reinstate any Commitment terminated pursuant to Section 9.02);

          (b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document including without limitation any mandatory prepayment required pursuant to subsection 2.09(b);

          (c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (iii) below) any fees or other amounts payable hereunder or under any other Loan Document;

          (d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder or reduce the percentage specified in the definition of "Required Lenders" or, without the consent of each Revolving Lender, "Required Revolving Lenders"; or

          (e) amend this Section, or Section 2.16, or any provision herein providing for consent or other action by all Lenders; or

          (f) release all or substantially all of the Collateral except as otherwise may be provided in the Collateral Documents or except where the consent of the Required Lenders only is specifically provided for; or

          (g)  release any or all of the Guarantors;

     and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by the Issuer in addition to the Required Lenders or all the Lenders, as the case may be, affect the rights or duties of the Issuer under this Agreement or any L/C-Related Document relating to any Letter of Credit Issued or to be Issued by it, (ii) no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Required Lenders or all the Lenders, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Loan Document, and
     (iii) no amendment, waiver or consent shall, unless in writing and signed by the Swing Line Lender in addition to the Required Lenders or all the Lenders, as the case may be, affect the rights or duties of the Swing Line Lender under this Agreement or any other Loan Document , and (iv) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed by the parties thereto.

11.02     Notices.

          (a) All notices, requests, consents, approvals, waivers and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by the Company by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 11.02, and (ii) shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on Schedule 11.02; or, as directed to the Company or the Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Company and the Agent.

          (b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed or delivered, upon delivery; except that notices pursuant to Article II, III or X to the Agent shall not be effective until actually received by the Agent, and notices pursuant to Article III to any Issuer shall not be effective until actually received by such Issuer at the address specified on Schedule 11.02.

          (c) Any agreement of the Agent and the Lenders herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Agent and the Lenders shall be entitled to rely on the authority of any Person purporting to be, a Person authorized by the Company to give such notice and the Agent and the Lenders shall not have any liability to the Company or other Person on account of any action taken or not taken by the Agent or the Lenders in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans and L/C Obligations shall not be affected in any way or to any extent by any failure by the Agent and the Lenders to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Lenders of a confirmation which is at variance with the terms understood by the Agent and the Lenders to be contained in the telephonic or facsimile notice.

11.03 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Agent or any Lender, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

11.04     Costs and Expenses.  The Company shall:

          (a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA (including in its capacity as Agent and an Issuer) within five Business Days after demand (subject to subsection 5.01(e)) for all reasonable costs and expenses incurred by BofA (including in its capacity as Agent and Issuer) in connection with the development, preparation, delivery, administration, syndication and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including reasonable Attorney Costs incurred by BofA (including in its capacity as Agent and an Issuer) with respect thereto, except to the extent the Loan Documents specifically provide that fees or expenses are to be paid by the Agent;

          (b) pay or reimburse the Agent and each Lender within five Business Days after demand (subject to subsection 5.01(e)) for all reasonable costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding); and

          (c) pay or reimburse BofA (including in its capacity as Agent) within five Business Days after demand (subject to subsection 5.01(e)) for all reasonable appraisal, audit (including collateral audits), environmental inspection and review (including the allocated cost of such internal services), search and filing costs, fees and expenses, incurred or sustained by BofA (including in its capacity as Agent) in connection with the matters referred to under subsections (a) and (b) of this Section.

11.05     Company Indemnification.

          (a) The Company shall indemnify, defend and hold the Agent-Related Persons, and each Lender and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans, the termination of the Letters of Credit and the termination, resignation or replacement of the Agent or replacement of any Lender or assignment by any Lender of its Loans or Commitments) be imposed on, incurred by or asserted against any Indemnified Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or Letters of Credit or the use of the proceeds thereof or related to any Offshore Currency transactions entered into in connection herewith, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

          (b) (i) The Company shall indemnify, defend and hold harmless each Indemnified Person, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses or disbursements (including Attorney Costs and the allocated cost of internal environmental audit or review services), which may be incurred by or asserted against such Indemnified Person in connection with or arising out of any pending or threatened investigation, litigation or proceeding, or any action reasonably taken by any Person, with respect to any Environmental Claim arising out of or related to any property, whether or not subject to a mortgage in favor of the Agent or any Lender, or arising out of or related to any operations of the Company or any Subsidiary. No action taken by legal counsel chosen by the Agent or any Lender in defending against any such investigation, litigation or proceeding or requested remedial, removal or response action shall vitiate or in any way impair the Company's obligation and duty hereunder to indemnify and hold harmless the Agent and each Lender.

               (ii) In no event shall any site visit, observation, or testing by the Agent or any Lender (or any contractee of the Agent or any Lender) be deemed a representation or warranty that Hazardous Materials are or are not present in, on, or under, the site, or that there has been or shall be compliance with any Environmental Law. Neither the Company nor any other Person is entitled to rely on any site visit, observation, or testing by the Agent or any Lender. Neither the Agent nor any Lender owes any duty of care to protect the Company or any other Person against, or to inform the Company or any other party of, any Hazardous Materials or any other adverse condition affecting any site or property. The Agent or any Lender may, at its discretion, disclose to the Company or any other Person any report or findings made as a result of, or in connection with, any site visit, observation, or testing by the Agent or any Lender. The Company understands and agrees that the Agent and the Lenders make no warranty or representation to the Company or any other Person regarding the truth, accuracy or completeness of any such report or findings that may be disclosed. The Company also understands that, depending upon the results of any site visit, observation or testing by the Agent or any Lender and disclosed to the Company, the Company may have a legal obligation to notify one or more environmental agencies of the results and that such reporting requirements are site-specific and are to be evaluated by the Company without advice or assistance from the Agent or any Lender.

          (c) Survival; Defense. The obligations in this Section shall survive payment of all other Obligations. At the election of any Indemnified Person, the Company shall defend such Indemnified Person using legal counsel reasonably satisfactory to such Indemnified Person in such Person's sole discretion, at the sole cost and expense of the Company. All amounts owing under this Section shall be paid within 30 days after demand.

11.06 Marshalling; Payments Set Aside. Neither the Agent nor the Lenders shall be under any obligation to marshall any assets in favor of the Company or any other Person or against or in payment of any or all of the Obligations. To the extent that the Company makes a payment to the Agent or the Lenders, or the Agent or the Lenders exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Lender severally agrees to pay to the Agent upon demand its pro rata share of any amount so recovered from or repaid by the Agent.

11.07 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Agent and each Lender.

11.08     Assignments, Participations, etc.

          (a) Any Lender may, with the written consent of the Company at all times other than during the existence of an Event of Default and the Agent, the Swing Line Lender and, in respect of assignments of Revolving Loans or a Revolving Loan Commitment, each Issuer with an outstanding Letter of Credit, which consents shall not be unreasonably withheld or delayed, at any time assign and delegate to one or more Eligible Assignees (each an "Assignee") all, or any part of all, of the Loans, the Commitments, the L/C Obligations and the other rights and obligations of such Lender hereunder, in a minimum amount $5,000,000.00, the total amount of such Lender's outstanding Loans and/or Commitments (provided that (x) no written consent of the Company, the Agent, the Swing Line Lender or any Issuer shall be required in connection with any assignment and delegation by a Lender to an Eligible Assignee that is an Affiliate of such Lender or any Approved Fund, (y) no consent of the Swing Line Lender or any Issuer shall be required in respect of any assignment and delegation consisting solely of Term Loans and (z) assignments must be made ratably as between the Revolving Loans and the Term Loans); provided, however, that the Company and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Agent by such Lender and the Assignee;
     (ii) such Lender and its Assignee shall have delivered to the Company and the Agent an Assignment and Acceptance in the form of Exhibit D ("Assignment and Acceptance") together with any Note or Notes subject to such assignment and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,500.00; provided, that in the case of contemporaneous assignments by a Lender to more than one fund managed by the same investment advisor, only a single fee of $3,500.00 shall be payable for all such contemporaneous assignments.

          (b) From and after the date that the Agent notifies the assignor Lender that it has received (and, if required, provided its consent with respect to) an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder (including without limitation any obligations under Section 10.11) have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents.

          (c) Within five Business Days after its receipt of notice by the Agent that it has received an executed Assignment and Acceptance and payment of the processing fee, (and, if required, provided that it consents to such assignment in accordance with subsection 11.08(a)), the Company shall execute and deliver to the Agent new Notes evidencing such Assignee's assigned Loans and Commitment and, if the assignor Lender has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Lender (such Notes to be in exchange for, but not in payment of, the Notes held by such Lender). Immediately upon each Assignee's making its processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

          (d) The Agent shall maintain a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Commitments of, and principal amount of the Loans owing to, each Lender from time to time. The entries in such register shall be conclusive, in the absence of manifest error, and the Company, the Agent and the Lenders shall treat each person whose name is recorded in such register as the owner of the Commitments and the Loans recorded therein for all purposes of this Agreement. The register shall be available for inspection by the Company, any Lender and their representatives, at any reasonable time and from time to time upon reasonable prior notice.

          (e) Any Lender may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "Originating Lender") hereunder and under the other Loan Documents; provided, however, that (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Company, each Issuer and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Lenders as described in clause (a) (but only in respect of any increase of any Commitment of any Originating Lender), (b) or (c) of the first proviso to Section
     11.01. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 4.01, 4.03 and 11.05 as though it were also a Lender hereunder, and if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.

          (f) Notwithstanding any other provision in this Agreement, (i) any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and the Notes held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law and (ii) any Lender that is a fund that invests in bank loans may, without the consent of the Agent or the Company, pledge all or any portion of its rights under and interest in this Agreement to any trustee or to any other representative of holders of obligations owed or securities issued by such fund as security for such obligations or securities; provided, that any transfer to any Person upon the enforcement of such pledge or security interest may only be made subject to Section 11.08.

11.09 Confidentiality. Each Lender agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information provided to it by the Company or any Subsidiary, or by the Agent on the Company's or such Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Lender or its Affiliates, or (ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Lender; provided, however, that any Lender may disclose such information
(A) at the request or pursuant to any requirement of any Governmental Authority to which the Lender is subject or in connection with an examination of such Lender by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Agent, any Lender or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document;
(F) to such Lender's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Lenders hereunder; (H) as to any Lender or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Company or any Subsidiary is party or is deemed party with such Lender or such Affiliate; (I) to its Affiliates; and (J) to the National Association of Insurance Commissioners or any similar organization or any nationally recognized rating agency that requires access to information about such Lender's investment portfolio in connection with ratings issued with respect to such Lender.

11.10 Set-off. In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of the Company against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Company and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

11.11 Automatic Debits of Fees. With respect to any commitment fee, arrangement fee, letter of credit fee or other fee, or any other cost or expense (including Attorney Costs) due and payable to the Agent, any Issuer, BofA or under the Loan Documents, the Company hereby irrevocably authorizes BofA to debit any deposit account of the Company with BofA in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense; provided, that so long as no Event of Default has occurred and is continuing, BofA has given notice to the Company thereof not later than 9:00 a.m. (Central time) on the date of such debit. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed so as not to create an overdraft (in whole or in part, in BofA's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

11.12 Notification of Addresses, Lending Offices, Etc. Each Lender shall notify the Agent in writing of any changes in the address to which notices to the Lender should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

11.13 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

11.14 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

11.15 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Company, the Lenders, the Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

11.16     Governing Law and Arbitration.

          (a) Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF OKLAHOMA (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW OF THAT STATE); PROVIDED HOWEVER ANY ISSUE OR ISSUES RELATING TO THE AMOUNT OR RATE OF INTEREST THAT MAY BE LAWFULLY CONTRACTED FOR, CHARGED, TAKEN, RESERVED, OR RECEIVED HEREUNDER OR UNDER ANY OF THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF OKLAHOMA; PROVIDED FURTHER THAT THE ADMINISTRATIVE AGENT AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

          (b) ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR ANY RELATED AGREEMENT OR INSTRUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF ("J.A.M.S.") AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS AGREEMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

          SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE COUNTY OF OKLAHOMA, OKLAHOMA AND ADMINISTERED BY J.A.M.S WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTENT THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

          RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATIONS OR REPOSE AND ANY WAIVERS CONTAINED IN THIS INSTRUMENT, AGREEMENT OR DOCUMENT; OR (II) BE A WAIVER BY ANY LENDER OR THE AGENT, OF THE PROTECTION AFFORDED TO THEM BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF ANY LENDER OR THE AGENT HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF OR
     (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTIES COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER, THE AGENT MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

          IN THE EVENT THAT THE FOREGOING ARBITRATION PROVISION IS NOT UPHELD FOR ANY REASON AND THE PARTIES RESORT TO A COURT OF LAW TO SETTLE THEIR DISPUTE, EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OF THE LOAN DOCUMENTS, OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS
     OF THE PARTIES HERETO WITH RESPECT TO THIS AGREEMENT OR THE LOAN DOCUMENTS, OR THE TRANSACTIONS RELATED HERETO OR THERETO, WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY MAY FILE AN ORIGINAL COUNTERPART OR COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

11.17 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Company, the Lenders and the Agent, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered in Oklahoma City, Oklahoma by their proper and duly authorized officers as of the day and year first above written.

                              HAROLD'S STORES, INC.,
                              an Oklahoma corporation

                              By:
                              Name:
                              Title:


                              BANK OF AMERICA, N.A.,
                              a  national  banking  association  formerly
                              NationsBank, N.A. as Agent

                              By:
                              Name:
                              Title:


                              BANK OF AMERICA, N.A.,
                              a  national  banking  association  formerly
                              NationsBank, N.A., as a Lender and as Swing
                              Line Lender

                              By:
                              Name:
                              Title:


                              Schedule 2.01

Term Loan Commitment

Bank of America, N.A.                                  $

                                                  $

                                                  $



Revolving Loan Commitment

Bank of America, N.A.                                  $

                                                  $

                                                  $