Form 10-Q
period 2000-10-28
HAROLDS STORES INC
filed 2000-12-13
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000		Commission File No. 1-10892

OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

765 Asp Norman, Oklahoma 73069 (Address of principal executive offices) (Zip Code)		(405) 329-4045 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 2000, the registrant had 6,075,067 shares of Common Stock outstanding.

Harold's Stores, Inc. & Subsidiaries Index to Quarterly Report on Form 10-Q For the Period Ended October 28, 2000

Part I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets - October 28, 2000 (unaudited) and January 29, 2000	3

	Consolidated Statements of Operations -
	Thirteen Weeks and Thirty-Nine Weeks ended October 28, 2000 (unaudited) and October 30, 1999 (unaudited)	5

	Consolidated Statements of Cash Flows -
	Thirty-Nine Weeks ended October 28, 2000 (unaudited) and October 30, 1999 (unaudited)	6

	Notes to Interim Consolidated Financial Statements	7

	Report of Independent Public Accountants	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	15

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	October 28, 2000	January 29, 2000
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 1,006	$ 721
Trade accounts receivable, less allowance for doubtful accounts of $200 in October and January	6,909	6,413
Note and other receivables	173	2,247
Merchandise inventories	34,938	37,357
Prepaid expenses	2,987	2,514
Prepaid income tax	1,891	1,368
Deferred income taxes	1,582	1,582

Total current assets	49,486	52,202

Property and equipment, at cost	34,461	33,983
Less accumulated depreciation and amortization	(14,460)	(12,665)

Net property and equipment	20,001	21,318

Deferred income taxes, non-current	232	232
Goodwill (net)	3,417	-
Other assets	51	127

Total assets	$73,187	$73,879

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	October 28, 2000	January 29, 2000
	(Unaudited)

Current liabilities:

Accounts payable	$ 5,465	$ 6,329
Redeemable gift certificates	552	966
Accrued bonuses and payroll expenses	1,125	1,294
Accrued rent expense	953	529
Current maturities of long-term debt	1,676	630

Total current liabilities	9,771	9,748

Long-term debt, net of current maturities	28,080	27,063

Stockholders' equity:

Preferred stock of $.01 par value Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,075,067 in October and 6,075,182 in January	61	61
Additional paid-in capital	34,170	34,170
Retained earnings	1,107	2,838
	35,338	37,069
Less: Treasury stock of 205 shares in October and 90 shares in January recorded at cost	2	1
Total stockholders' equity	35,336	37,068

Total liabilities and stockholders' equity	$73,187	$73,879

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
	(Unaudited)

Sales	$31,099	$32,814	$94,022	$97,942

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	21,718	22,473	66,313	65,003

Selling, general and administrative expenses	8,540	9,716	25,956	28,659

Depreciation and amortization	1,112	1,050	3,341	3,283

Interest expense	439	336	1,295	734

	31,809	33,575	96,905	97,679

Earnings (loss) before income taxes	(710)	(761)	(2,883)	263

Provision (benefit) for income taxes	(284)	(296)	(1,153)	103

Net earnings (loss)	(426)	(465)	(1,730)	160

Net earnings (loss) per common share:
Basic and diluted	$ (0.07)	$ (0.08)	$ (0.28)	$ 0.03

Weighted average number of common shares - basic	6,075	6,075	6,075	6,075

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	39 Weeks Ended
	October 28, 2000	October 30, 1999
	(Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$(1,730)	$ 160
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,341	3,283
Gain on sale of assets	(343)	(4)
Shares issued under employee incentive plan	-	9
Changes in assets and liabilities:
Decrease (increase) in trade and other accounts receivable	157	(1,285)
Decrease (increase) in merchandise inventories	2,419	(11,120)
Increase in prepaid expenses	(375)	(818)
Increase in prepaid income tax	(523)	(289)
Decrease in other assets	76	421
(Decrease) increase in accounts payable	(864)	2,529
Decrease in accrued expenses	(159)	(503)
Decrease in income taxes payable	-	(480)

Net cash provided by (used in) operating activities	1,999	(8,097)

Cash flows from investing activities:
Acquisition of property and equipment	(2,078)	(4,576)
Proceeds from disposal of property and equipment	848	7
Payments received for notes receivable	35	698

Net cash used in investing activities	(1,195)	(3,871)

Cash flows from financing activities:
Payments on long-term debt	(1,268)	(825)
Advances on revolving line of credit	36,099	42,284
Payments on revolving line of credit	(35,350)	(28,735)

Net cash provided by (used in) financing activities	(519)	12,724

Increase in cash	285	756
Cash and cash equivalents at beginning of period	721	450
Cash and cash equivalents at end of period	$ 1,006	$ 1,206

Non-cash investing and financing activities
Debt issued to purchase stock of CMT	2,545	-
Capital lease obligation assumed in acquisition of CMT	37	-

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2000 and October 30, 1999

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 28, 2000 and the results of its operations and cash flows for the thirteen-week periods and thirty-nine week periods ended October 28, 2000 and October 30, 1999. The results of operations for the thirteen-week periods and thirty-nine week periods ended October 28, 2000 and October 30, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2. Definition of Fiscal Year

The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from January 30, 2000 through February 3, 2001, has been designated as fiscal 2001.

3. Derivatives

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" , which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently reviewing various contracts, identifying those which meet the criteria as set forth in SFAS No. 133 and SFAS No. 138. The Company will prospectively adopt these new standards effective February 4, 2001, and management believes, based upon our initial assessment, the adoption of these new standards will not have a material impact on the Company's consolidated financial position or results of operation.

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

  The Company also entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin I. Bober. The intent of this agreement was for PrimaTech to provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments. This consulting agreement was being complied with by both parties until it was mutually decided the agreement would be terminated on November 3, 2000, subsequent to the end of the third quarter. The termination agreement provides that the Company will pay PrimaTech $141,250 in full settlement of all fees payable for consulting services provided under the original consulting agreement. This amount is to be paid in monthly installments beginning on November 15, 2000 and ending on February 15, 2001.

  Pro forma Financial Information

  The following unaudited pro forma financial information presents total sales, net earnings (loss) and net earnings (loss) per common share of the Company after giving effect to the acquisition of CMT Enterprises, Inc. The unaudited pro forma financial information for the thirty-nine weeks ended October 28, 2000 gives effect to the acquisition as if it had occurred at January 30, 2000. The unaudited pro forma financial information for the thirty-nine weeks ended October 30, 1999 gives effect to the acquisition as if it had occurred at January 31, 1999.

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

HAROLD'S STORES, INC. UNAUDITED PRO FORMA FINANCIAL STATEMENTS

	13 Weeks Ended		39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Sales	$31,099	$32,814	$94,022	$97,995
Net earnings (loss)	(426)	273	(1,730)	1,301
Net earnings (loss) per common share: Basic and diluted	($0.07)	$0.04	($0.28)	$0.21

  Related Party Transaction

  On July 28, 2000, the Company entered into a real estate transaction with a limited partnership whose partners are stockholders and directors of the Company. Under this sale agreement, some land and buildings owned by the Company were sold, at appraised value, to this limited partnership for a total sales price of $746,000. Total proceeds to the Company were approximately $735,000 after selling expenses and the total gain recognized by the Company was approximately $286,000. The limited partnership obtained its own financing for the purchase price. All surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

  Long-term Debt

Effective for the third quarter ended October 28, 2000, the Company entered into a new three-year credit agreement with Bank of America, N.A. The agreement provides for a $30 million revolver (with a $5 million letter of credit sub-facility), subject to a borrowing base calculation, as well as a $3 million term note. The term note has principal payments of $250,000 due beginning April 30, 2001 and quarterly thereafter. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. Other changes under the new agreement include revisions to and reductions in the number of covenants. Under the new agreement, the line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $28 million; and restricts capital expenditures to $2.5 million annually. The Company was in compliance at October 28, 2000 with the covenants set forth in the agreement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of October 28, 2000, and the related consolidated statements of operations and cash flows for the thirteen week and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

November 22, 2000

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(69.8)	(68.5)	(70.5)	(66.4)

Selling, general and administrative expenses	(27.5)	(29.6)	(27.6)	(29.2)

Depreciation and amortization	(3.6)	(3.2)	(3.5)	(3.4)

Interest expense	(1.4)	(1.0)	(1.4)	(0.7)

Earnings (loss) before income taxes	(2.3)	(2.3)	(3.0)	0.3

Provision (benefit) for income taxes	(0.9)	(0.9)	(1.2)	0.1

Net earnings (loss)	(1.4)%	(1.4)%	(1.8)%	0.2%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Sales (000's)	31,099	32,814	94,022	97,942

Total sales growth	(5.2)%	1.8%	(4.0)%	4.8%
Change in comparable store sales (52 week basis)	(8.8)%	(8.8)%	(9.6)%	(2.0)%

Store locations:
Existing stores	53	48	51	44
Stores closed	0	-	0	(1)
New stores opened	0	3	2	8
Total stores at end of period	53	51	53	51

The Company opened no new locations during the thirteen weeks ended October 28, 2000 compared to the opening of three new locations in the comparable period of the prior year. For the thirty-nine weeks ended October 28, 2000, the Company opened two new locations compared to the opening of eight new locations in the thirty-nine weeks ended October 30, 1999. The decline in total sales growth and comparable store sales growth is partially attributable to disappointing spring and summer ladies' business which impacted the early portion of the third quarter and, to a larger extent, the thirty-nine week period. The Company's ladies' merchandise assortment for the spring and summer was too trendy and did not meet the needs of the more conservative and professional customers. While the fall merchandise was more positively received, the Company continues to be challenged with convincing its customers that it has returned to the more traditional merchandise which the customer has come to expect. The Company recently completed a brand audit with The Richards Group, fortifying its commitment to manufacture classically-inspired apparel that is appropriately current. The Company's management attributes a departure from this focus as the primary reason behind poor sales figures.

The Company's gross margin was 30.2% for the third quarter of fiscal 2001, as compared to 31.5% in the same period last year and 29.5% for the thirty-nine weeks ended October 28, 2000 compared to 33.6 for the thirty-nine weeks ended October 30, 1999. In both the thirteen and thirty-nine week periods, the decline is primarily attributable to increased markdowns on merchandise in order to clear inventory and introduce new collections. In addition, the occupancy costs did not leverage as planned due to the sales shortfall during the period.

Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales decreased 2.1 percentage points from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. A decrease of 1.6 percentage points was achieved for the thirty-nine weeks ended October 28, 2000 compared to the same period in the prior year. These decreases can generally be attributed to reductions in advertising and catalog expenditures as well as declines in controllable store level expenses and corporate overhead.

The average balance of total outstanding debt was $28,071,000 for the quarter ended October 28, 2000 compared to $27,100,000 for the third quarter of fiscal 2000. This increase in average balances resulted principally from borrowing associated with the acquisition of CMT Enterprises, Inc. on February 18, 2000. Also, average interest rates on the Company's line of credit were slightly higher for the quarter ended October 28, 2000 compared to third quarter of the prior fiscal year.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For the thirty-nine weeks ended October 28, 2000, net cash provided by operating activities was $1,999,000 as compared to net cash used in operating activities of $8,097,000 for the same period of fiscal 2000. The increase can be primarily attributed to a decrease of $2,419,000 in the Company's inventories for the thirty-nine weeks ended October 28, 2000 as compared to an increase of $11,120,000 for the same period of fiscal 2000. The significant decrease in inventory levels for the quarter ended October 28, 2000 is attributable to a focused effort to edit assortments and reduce inventory. The increase for the prior year is primarily due to the opening of three new stores in the third quarter of fiscal 2000. Also, period to period differences in timing of inventory purchases and deliveries will affect comparability of cash flows from operating activities. Related to the inventory fluctuations discussed above, accounts payable has decreased $864,000 for the thirty-nine weeks ended October 28, 2000 as compared to an increase of $2,529,000 for the thirty-nine weeks ended October 30, 1999.

Cash Flows From Investing Activities. For the thirty-nine weeks ended October 28, 2000, net cash used in investing activities totaled $1,195,000 compared to net cash used in investing activities of $3,871,000 for the same period in fiscal 2000. Capital expenditures were invested in new stores, and remodeling and equipment expenditures in existing operations. The decrease in cash used for capital expenditures is attributable to only two new store openings and one relocation of an existing store during the thirty-nine weeks ended October 28, 2000 as compared to eight new store openings during the thirty-nine weeks ended October 30, 1999. Also, the decrease was partially attributable to proceeds received from a real estate sale the Company entered into during the second quarter of fiscal year 2001.

Cash Flows From Financing Activities. During the thirty-nine weeks ended October 28, 2000, the Company made periodic borrowings under its revolving long-term line of credit to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases. For the thirty-nine weeks ended October 28, 2000, net cash used in financing activities totaled $519,000 compared to net cash provided by financing activities of $12,724,000 for the same period in fiscal 2000. The increase in cash used in financing activities is mainly attributable to decreased store expansion which enabled the Company to pay down a larger portion of its borrowings on the revolving line of credit during the thirty-nine weeks ended October 28, 2000 compared to the same period of the prior year. Another notable use of cash during the current year has been the Company's installment payments related to the CMT acquisition.

The Company has available a long-term line of credit with its bank. This line had an average balance of $22,625,000 and $17,595,000 for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. During the thirty-nine weeks ended October 28, 2000, this line of credit had a high balance of $25,763,000 compared to a high balance of $27,362,000 for the thirty-nine weeks ended October 30, 1999. The balance outstanding on October 28, 2000 was $24,144,000 compared to $26,421,000 on October 30, 1999.

Liquidity. The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	October 28, 2000	January 29, 2000	October 30, 1999

Working capital (000's)	$39,715	$42,454	$45,761
Current ratio	5.06:1	5.36:1	5.80:1
Ratio of working capital to total assets	.54:1	.57:1	.58:1
Ratio of total debt to stockholders' equity	.84:1	.75:1	.75:1

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

Interest Rate

At October 28, 2000, the Company had long-term debt outstanding of approximately $29.8 million. Of this amount, $4.5 million bears interest at a weighted average fixed rate of 7.25%. The remaining $25.3 million bears interest at variable rates which averaged approximately 7.77% at October 28, 2000. A 10% increase in short-term interest rates on the variable rate debt outstanding at October 28, 2000 would approximate 78 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $49,000 during the remainder of fiscal 2001 assuming borrowed amounts remain outstanding.

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

The table below provides information about the Company's foreign exchange forward contracts as of October 28, 2000 and October 30, 1999, respectively (there were no unutilized foreign exchange forward contracts at October 30, 1999):

	October 28, 2000			October 30, 1999
	Average Contract Rate	Notional Amount of Forward Contract In U.S. Dollars	Fair Value	Average Contract Rate	Notional Amount of Forward Contract in U.S. Dollars	Fair Value
Foreign Exchange
Forward contracts:
Italian lira	2,143	$1,170,373	$1,096,920	$ -	$ -	$ -

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings .

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibits are filed as part of this Form 10-Q:

No.	Description

10.1	Loan and Security Agreement dated November 20, 2000 between Registrant and Bank of America, N.A.

27.1	Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended October 28, 2000.

INDEX TO EXHIBITS

No.	Description

10.1	Loan and Security Agreement dated November 20, 2000 between Registrant and Bank of America, N.A.

27.1	Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ H. Rainey Powell

H. Rainey Powell

President, Chief Operating Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: December 12, 2000

Exhibit 10.1

LOAN AND SECURITY AGREEMENT

Dated as of November 20, 2000

among

EACH OF THE FINANCIAL INSTITUTIONS PARTY HERETO,

as the Lenders,

BANK OF AMERICA, NATIONAL ASSOCIATION,

as the Agent,

and

HAROLD=S STORES, INC.,

and

CERTAIN OF ITS SUBSIDIARIES PARTY HERETO,

as the Borrowers

BANK OF AMERICA, NATIONAL ASSOCIATION

Lead Arranger and Sole Book Runner

TABLE OF CONTENTS

ARTICLE 1 INTERPRETATION OF THIS AGREEMENT 1

Section 1.1 Definitions 1

Section 1.2 Accounting Terms 29

Section 1.3 Interpretive Provisions 29

ARTICLE 2 LOANS AND LETTERS OF CREDIT 30

Section 2.1 Total Facility 30

Section 2.2 Revolving Loans 31

Section 2.3 Term Loans 38

Section 2.4 Letters of Credit 39

Section 2.5 Bank Products 46

Section 2.6 Existing Letters of Credit 46

ARTICLE 3 INTEREST AND FEES 47

Section 3.1 Interest 47

Section 3.2 Conversion and Continuation Elections 47

Section 3.3 Maximum Interest Rate 49

Section 3.4 Unused Line Fee 49

Section 3.5 Letter of Credit Fee 49

Section 3.6 Other Fees 50

Section 3.7 Interest Limitation 50

ARTICLE 4 PAYMENTS AND PREPAYMENTS 51

Section 4.1 Revolving Loans 51

Section 4.2 Termination of Facility 51

Section 4.3 Repayment of the Term Loans. 52

Section 4.4 Voluntary Prepayments of the Term Loans. 52

Section 4.5 Prepayments from Asset Dispositions 53

Section 4.6 Mandatory Prepayment of the Term Loans. 53

Section 4.7 Payments by the Borrowers 53

Section 4.8 Payments as Revolving Loans 54

Section 4.9 Apportionment, Application, and Reversal of Payments. 54

Section 4.10 Indemnity for Returned Payments 55

Section 4.11 The Agent=s and the Lenders= Books and Records; Monthly Statements 55

ARTICLE 5 TAXES, YIELD PROTECTION, AND ILLEGALITY 55

Section 5.1 Taxes 55

Section 5.2 Illegality 56

Section 5.3 Increased Costs and Reduction of Return 57

Section 5.4 Funding Losses 57

Section 5.5 Inability to Determine Rates 58

Section 5.6 Certificates of Lenders 58

Section 5.7 Survival 58

Section 5.8 Claims Under Section 5.1 and Section 5.3 58

ARTICLE 6 COLLATERAL 59

Section 6.1 Grant of Security Interest 59

Section 6.2 Perfection and Protection of Security Interest 60

Section 6.3 Location of Collateral 61

Section 6.4 Title to, Liens on, and Sale and Use of Collateral 62

Section 6.5 Appraisals 62

Section 6.6 Access and Examination; Confidentiality 62

Section 6.7 Collateral Reporting 63

Section 6.8 Accounts 64

Section 6.9 Collection of Accounts; Payments 65

Section 6.10 Inventory; Perpetual Inventory 66

Section 6.11 Equipment 66

Section 6.12 Reserved 67

Section 6.13 Documents, Instruments, and Chattel Paper 67

Section 6.14 Right to Cure 67

Section 6.15 Power of Attorney 67

Section 6.16 The Agent=s and the Lenders= Rights, Duties, and Liabilities 68

Section 6.17 Site Visits, Observations and Testing 68

Section 6.18 Guaranties 69

Section 6.19 Non-Borrower Subsidiaries. 69

Section 6.20 Voting Rights, Distributions, Etc. in Respect of Investment Property 69

ARTICLE 7 BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES 70

Section 7.1 Books and Records 70

Section 7.2 Financial Information 71

Section 7.3 Notices to the Lenders 73

Section 7.4 Revisions or Updates to Schedules 75

ARTICLE 8 GENERAL WARRANTIES AND REPRESENTATIONS 75

Section 8.1 Authorization, Validity, and Enforceability of this Agreement and the Loan Documents; No Conflicts 76

Section 8.2 Validity and Priority of Security Interest 76

Section 8.3 Organization and Qualification 76

Section 8.4 Corporate Name; Prior Transactions 76

Section 8.5 Subsidiaries and Affiliates 76

Section 8.6 Financial Statements and Projections 77

Section 8.7 Capitalization 77

Section 8.8 Solvency 77

Section 8.9 Debt 77

Section 8.10 Distributions 78

Section 8.11 Title to Property 78

Section 8.12 Real Estate; Leases 78

Section 8.13 Proprietary Rights 78

Section 8.14 Trade Names 78

Section 8.15 Litigation 78

Section 8.16 Restrictive Agreements 79

Section 8.17 Labor Disputes 79

Section 8.18 Environmental Laws 79

Section 8.19 No Violation of Law 79

Section 8.20 No Default 79

Section 8.21 ERISA Compliance 79

Section 8.22 Taxes 80

Section 8.23 Regulated Entities 80

Section 8.24 Use of Proceeds; Margin Regulations 80

Section 8.25 No Material Adverse Change. 80

Section 8.26 Full Disclosure 80

Section 8.27 Material Agreements 81

Section 8.28 Bank Accounts; Merchant Account Agreements 81

Section 8.29 Governmental Authorization 81

Section 8.30 Investment Property 81

Section 8.31 Permitted Subordinated Debt 81

Section 8.33 Common Enterprise 81

ARTICLE 9 AFFIRMATIVE AND NEGATIVE COVENANTS 82

Section 9.1 Taxes and Other Obligations 82

Section 9.2 Existence and Good Standing 82

Section 9.3 Compliance with Law and Agreements; Maintenance of Licenses 82

Section 9.4 Maintenance of Property 83

Section 9.5 Insurance 83

Section 9.6 Condemnation 84

Section 9.7 Environmental Laws 85

Section 9.8 Compliance with ERISA 85

Section 9.9 Mergers, Consolidations, Sales, Acquisitions 85

Section 9.10 Distributions; Capital Change; Restricted Investments 86

Section 9.11 Material Adverse Effect 86

Section 9.12 Guaranties 86

Section 9.13 Debt 86

Section 9.14 Debt Payments and Prepayment 87

Section 9.15 Transactions with Affiliates 87

Section 9.16 Investment Banking and Finder=s Fees 87

Section 9.17 Business Conducted 87

Section 9.18 Liens 87

Section 9.19 Sale and Leaseback Transactions 87

Section 9.20 New Subsidiaries 88

Section 9.21 Fiscal Year 88

Section 9.22 Mark Down Policy 88

Section 9.23 Capital Expenditures 88

Section 9.24 Adjusted Tangible Net Worth 88

Section 9.25 Fixed Charge Coverage Ratio 89

Section 9.27 Use of Proceeds 89

Section 9.28 Bank as Depository. 89

Section 9.29 Certain Subsidiaries 89

Section 9.30 Further Assurances 89

ARTICLE 10 CONDITIONS OF LENDING 90

Section 10.1 Conditions Precedent to Making of Loans on the Closing Date 90

Section 10.2 Conditions Precedent to Each Loan 94

ARTICLE 11 DEFAULT REMEDIES 95

Section 11.1 Events of Default 95

Section 11.2 Remedies 97

ARTICLE 12 TERM AND TERMINATION 100

Section 12.1 Term and Termination 100

ARTICLE 13 AMENDMENTS; WAIVERS; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS 100

Section 13.1 Amendments and Waivers 100

Section 13.2 Assignments; Participations 101

ARTICLE 14 THE AGENT 103

Section 14.1 Appointment and Authorization 103

Section 14.2 Delegation of Duties 104

Section 14.3 Liability of the Agent 104

Section 14.4 Reliance by the Agent 104

Section 14.5 Notice of Default 105

Section 14.6 Credit Decision 105

Section 14.7 Indemnification 106

Section 14.8 The Agent in Individual Capacity 106

Section 14.9 Successor Agent 106

Section 14.10 Withholding Tax 107

Section 14.11 Reserved. 108

Section 14.12 Collateral Matters 108

Section 14.13 Restrictions on Actions by Lenders; Sharing of Payments 109

Section 14.14 Agency for Perfection 110

Section 14.15 Payments by the Agent to the Lenders 110

Section 14.16 Concerning the Collateral and the Related Loan Documents 110

Section 14.17 Field Audit and Examination Reports; Disclaimer by Lenders 110

Section 14.18 Relation Among Lenders 111

ARTICLE 15 MISCELLANEOUS 111

Section 15.1 No Waivers; Cumulative Remedies 111

Section 15.2 Severability 111

Section 15.3 Governing Law; Choice of Forum; Service of Process 112

Section 15.4 Waiver of Jury Trial 112

Section 15.5 Survival of Representations and Warranties 113

Section 15.6 Other Security and Guaranties 113

Section 15.7 Fees and Expenses 113

Section 15.8 Notices 114

Section 15.9 Waiver of Notices 115

Section 15.10 Binding Effect 115

Section 15.11 Indemnity of the Agent and the Lenders by the Borrowers 115

Section 15.12 Limitation of Liability 116

Section 15.13 Final Agreement 116

Section 15.14 Counterparts 117

Section 15.15 Captions 117

Section 15.16 Right of Set-off 117

Section 15.17 Joint and Several Liability 117

Section 15.18 Contribution and Indemnification among the Borrowers. 118

Section 15.19 Agency of the Parent for Each Other Borrower 119

Section 15.20 Additional Borrowers 119

Section 15.21 Express Waivers by Borrowers 120

Section 15.22 Reserved 121

SCHEDULES:

Schedule 1.1A - Existing Letters of Credit

Schedule 1.1B - Permitted Liens

Schedule 6.3 - Location of Collateral

Schedule 8.3 - Organization and Qualification

Schedule 8.4 - Corporate Names

Schedule 8.5 - Subsidiaries and Affiliates

Schedule 8.7 - Capitalization

Schedule 8.9 - Debt

Schedule 8.12 - Real Estate; Leases

Schedule 8.13 - Proprietary Rights

Schedule 8.14 - Trade Names

Schedule 8.15 - Litigation

Schedule 8.17 - Labor Matters

Schedule 8.21 - ERISA Matters

Schedule 8.27 - Material Agreements

Schedule 8.28 - Bank Accounts; Merchant Accounts

Schedule 8.30 - Investment Property

Schedule 8.31 - Permitted Subordinated Debt

Schedule 8.32 - Mark Down Policy

EXHIBITS:

Exhibit A - Form of Revolving Note

Exhibit B - Form of Term Note

Exhibit C - Form of Borrowing Base Certificate

Exhibit D - Form of Notice of Borrowing

Exhibit E - Form of Notice of Conversion/Continuation

Exhibit F - Form of Assignment and Acceptance

Exhibit G - Form of Compliance Certificate

LOAN AND SECURITY AGREEMENT

This Loan and Security Agreement, dated as of November 20, 2000, among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a ALender@ and collectively as the ALenders@), Bank of America, National Association, with an office located at 901 Main Street, 6th Floor, Dallas, Texas 75202, as administrative agent for the Lenders (in its capacity as administrative agent, the AAgent@), and Harold=s Stores, Inc., an Oklahoma corporation, Harold=s Financial Corporation, an Oklahoma corporation, Harold=s Direct, Inc., an Oklahoma corporation, Harold=s Stores of Texas, L.P., a Texas limited partnership, Harold=s Stores of Georgia, L.P., a Georgia limited partnership, and Harold=s of Jackson, Inc., a Mississippi corporation.

W I T N E S S E T H

A. The Borrowers have requested the Lenders to make available to the Borrowers a revolving line of credit for loans and letters of credit in an amount of $30,000,000 and a term loan in the aggregate principal amount of $3,000,000, which extensions of credit the Borrowers will use for the purposes set forth in Section 9.27.

B. The Lenders have agreed to make available to the Borrowers a revolving credit facility and a term loan upon the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Lenders, the Agent, and the Borrowers hereby agree as follows.

    INTERPRETATION OF THIS AGREEMENT

      Definitions. As used herein:

      AAccount@ means, with respect to a Person, any of such Person=s now owned or hereafter acquired or arising accounts, as defined in the UCC, including any rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance, and AAccounts@ means, with respect to any such Person, all of the foregoing.

      AAccount Debtor@ means each Person obligated on an Account.

      AACH Transactions@ means any cash management or related services including the automated clearing house transfer of funds by the Bank for the account of any Borrower pursuant to agreement or overdrafts.

      AAdjusted Tangible Net Worth@ means, as applied to any Person, at any date: (a) Net Worth minus (b) Intangible Assets plus (c) Permitted Subordinated Debt plus (d) Writedowns from Discontinued Operations not exceeding $1,500,000.

      AAffiliate@ means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, five percent (5.0%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

      AAgent@ means the Bank, solely in its capacity as administrative agent for the Lenders, and any successor administrative agent.

      AAgent Advances@ has the meaning specified in Section 2.2(i).

      AAgent=s Liens@ means the Liens in the Collateral granted to the Agent, for the benefit of the Lenders, the Bank, and the Agent pursuant to this Agreement and the other Loan Documents.

      AAgent-Related Persons@ means the Agent, together with its Affiliates, and the officers, directors, employees, agents, and attorneys-in-fact of the Agent and its Affiliates.

      AAggregate Revolver Outstandings@ means, on any date of determination: the sum of (a) the unpaid balance of Revolving Loans, (b) the aggregate amount of Pending Revolving Loans, (c) one hundred percent (100%) of the aggregate undrawn amount of all outstanding Letters of Credit and Credit Support, and (d) the aggregate amount of any unpaid reimbursement obligations in respect of Letters of Credit and Credit Support.

      AAgreement@ means this Loan and Security Agreement as it may be amended, restated, or otherwise modified from time to time.

      AAnniversary Date@ means each anniversary of the Closing Date.

      AApplicable Margin@ means, as of the Closing Date with respect to LIBOR Rate Loans, two and three-quarters percent (2.75%), subject to adjustment from time to time thereafter to the applicable percentage specified corresponding to the Leverage Ratio, as set forth below, respectively:

Leverage Ratio	LIBOR Rate Loans
Greater than or equal to 5.00 to 1.0	3.00%
Less than 5.00 to 1.00 but greater than or equal to 4.00 to 1.00	2.75%
Less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00	2.50%
Less than 3.00 to 1.00 but greater than or equal to 2.00 to 1.00	2.25%
Less than 2.00 to 1.00	2.00%

      For the purpose of determining any such adjustments to the Applicable Margin, the Leverage Ratio shall be determined based upon the Parent=s Financial Statements for each of its respective Fiscal Quarters beginning with the Fiscal Quarter ending February 3, 2001, delivered to the Agent as required by Section 7.2(a) (with respect to the Financial Statements for the last Fiscal Quarter of the Parent of each Fiscal Year) and Section 7.2(b) (with respect to the Financial Statements for each Fiscal Quarter of the Parent which is not a Fiscal Year end), and any such adjustment, if any, shall become effective as of the date, on or after the first day of the calendar month following the calendar month in which such Financial Statements are delivered to the Agent, when any LIBOR Rate Loan is made, continued, or converted, as the case may be.

      AAssignee@ has the meaning specified in Section 13.2(a).

      AAssignment and Acceptance@ has the meaning specified in Section 13.2(a).

      AAttorney Costs@ means and includes all fees, expenses, and disbursements of any law firm or other counsel engaged by the Agent, the allocated costs of internal legal services of the Agent, and the reasonable expenses of internal counsel to the Agent.

      AAvailability@ means, at any time, (a) the Borrowing Base minus (b) the Aggregate Revolver Outstandings.

      ABank@ means Bank of America, National Association, a national banking association, or any successor entity thereto.

      ABank Products@ means any one or more of the following types of services or facilities extended to any Borrower by the Bank or any Affiliate of the Bank in reliance on the Bank=s agreement to indemnify such Affiliate: (a)  credit cards; (b) ACH Transactions; (c) Hedge Agreements; and (d) foreign exchange contracts.

      ABank Product Reserves@ means all reserves which the Agent from time to time establishes in its sole discretion for the Bank Products then provided or outstanding.

      ABankruptcy Code@ means Title 11 of the United States Code (11 U.S.C. ' 101 et seq.).

      ABase Rate@ means, for any day, the rate of interest in effect for such day as publicly announced from time to time by the Bank in Charlotte, North Carolina as its Aprime rate@ (the Aprime rate@ being a rate set by the Bank based upon various factors including the Bank=s costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate). Any change in the prime rate announced by the Bank shall take effect at the opening of business on the day specified in the public announcement of such change. Each Interest Rate based upon the Base Rate shall be adjusted simultaneously with any change in the Base Rate.

      ABase Rate Loans@ means, collectively, the Base Rate Revolving Loans and the Base Rate Term Loans.

      ABase Rate Revolving Loan@ means a Revolving Loan during any period in which it bears interest based on the Base Rate.

      ABase Rate Term Loan@ means any portion of the Term Loan during any period in which such portion bears interest based on the Base Rate.

      ABlocked Account Agreement@ means an agreement among one or more of the Borrowers, the Agent, and a Clearing Bank, in form and substance satisfactory to the Agent, concerning the collection of payments which represent the proceeds of Accounts of any of such Borrowers or of any other Collateral.

      ABorrower@ means separately and individually, each of the Parent, Harold=s Direct, Harold=s Financial, Harold=s Texas, Harold=s Georgia, Harold=s Jackson, and any other Person who becomes a party to this Agreement as a ABorrower@ pursuant to the terms hereof, jointly, severally, and collectively and ABorrowers@ means more than one or all of the foregoing Persons, jointly, severally, and collectively, as the context requires.

      ABorrowing@ means a borrowing hereunder consisting of Revolving Loans or Term Loans made on the same day by the Lenders, by the Bank in the case of a Borrowing funded by Non-Ratable Loans, or by the Agent in the case of a Borrowing consisting of an Agent Advance to a Borrower, or the issuance of a Letter of Credit or Credit Support hereunder.

      ABorrowing Base@ means, at any time, an amount equal to the lesser of

      (a) the Maximum Revolver Amount or

      (b)  the sum of

      (i) seventy-five percent (75.0%) of the Net Amount of Eligible Accounts, plus

      (ii) (A) for the period from December 1 of any calendar year through and including June 30 of the following calendar year, the lesser of (1) eighty percent (80.0%) of the product of the G.O.B. Value of Eligible Finished Goods Inventory multiplied by the cost value of Eligible Finished Goods Inventory or (2) eighty percent (80%) of the cost value of Eligible Finished Goods Inventory, and

      (B) for the period from July 1 of any calendar year through and including November 30 of such calendar year, the lesser of (1) eighty-five (85.0%) percent of the product of the G.O.B. Value of Eligible Finished Goods Inventory multiplied by the cost value of Eligible Finished Goods Inventory or (2) eighty-five percent (85%) of the cost value of Eligible Finished Goods Inventory, plus

      (iii) the lesser of (1) sixty percent (60.0%) of the product of the G.O.B. Value of Domestic Piece Goods multiplied by the cost value of Eligible Domestic Piece Goods or (2) sixty percent (60%) of the cost value of Eligible Domestic Piece Goods, minus

      (iv) the sum of

      (A) the Bank Product Reserves, and

      (B) all other reserves which the Agent deems necessary in the exercise of its reasonable credit judgment to maintain with respect to any Borrower, including reserves for any amounts which the Agent or any Lender may be obligated to pay in the future for the account of any Borrower.

      ABorrowing Base Certificate@ means a certificate by a Responsible Officer of the Parent, substantially in the form of Exhibit C (or another form acceptable to the Agent) setting forth the calculation of the Borrowing Base, including a calculation of each component thereof (including, to the extent the Borrower has received notice of any such reserve from the Agent, any of the reserves included in such calculation pursuant to clause (b)(iv) of the definition of Borrowing Base), all in such detail as shall be satisfactory to the Agent. All calculations of the Borrowing Base in connection with the preparation of any Borrowing Base Certificate shall originally be made by the Parent and certified to the Agent; provided that the Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation (a) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (b) to the extent that such calculation is not in accordance with this Agreement.

      ABusiness Day@ means (a) any day that is not a Saturday, Sunday, or a day on which banks in Dallas, Texas or Charlotte, North Carolina are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings, and payments in connection with the LIBOR Rate or LIBOR Rate Loans, any day that is a Business Day pursuant to clause (a) preceding and that is also a day on which trading in Dollars is carried on by and between banks in the London interbank market.

      ACapital Adequacy Regulation@ means any guideline, request, or directive of any central bank or other Governmental Authority, or any other law, rule, or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

      ACapital Expenditures@ means all payments due (whether or not paid) in respect of the cost of any fixed asset or improvement, or replacement, substitution, or addition thereto, which has a useful life of more than one (1) year, including, without limitation, those costs arising in connection with the direct or indirect acquisition of such asset by way of increased product or service charges or in connection with a Capital Lease.

      ACapital Lease@ means, with respect to any Person, any lease of property which, in accordance with GAAP, should be reflected as a capital lease on a balance sheet of such Person.

      ACapital Stock@ means any and all corporate stock, units, shares, partnership interests, membership interests, equity interests, rights, securities, or other equivalent evidences of ownership (however designated) issued by any Person.

      AChange of Control@ means the occurrence of any of the following: (a) except as allowed by Section 9.9, the adoption of a plan relating to the liquidation or dissolution of any Borrower; (b) the acquisition by any Person or group (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), other than any of the record owners of the Capital Stock of the Parent as specified in Schedule 8.7 as of the Closing Date, of a direct or indirect majority in interest (more than fifty percent (50.0%)) of the voting power of the Capital Stock of the Parent by way of merger, consolidation, or otherwise; (c) the first day on which a majority of the members of the Management Group of the Parent are not Continuing Directors, except as allowed by Section 9.9; or (d) any Borrower (other than the Parent) shall cease to be a Wholly-Owned Subsidiary of the Parent.

      AClearing Bank@ means the Bank or any other banking institution with whom a Payment Account has been established pursuant to a Blocked Account Agreement.

      AClosing Date@ means the date of this Agreement.

      ACode@ means the Internal Revenue Code of 1986, as amended from time to time, and any successor statute, and the regulations promulgated thereunder.

      ACollateral@ has the meaning specified in Section 6.1.

      ACommitment@ means, at any time with respect to a Lender, the principal amount set forth beside such Lender=s name under the heading ACommitment@ on the signature pages of this Agreement or on the signature page of the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder, or the most recent Assignment and Acceptance to which such Lender is a party, in accordance with the provisions of Section 13.2, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 13.2, and ACommitments@ means, collectively, the aggregate amount of the Commitment of all of the Lenders.

      ACompliance Certificate@ has the meaning specified in Section 7.2(e).

      AConsolidated Party@ means, collectively, the Parent, each Borrower and each other Subsidiary of the Parent.

      AContaminant@ means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls (APCBs@), or any constituent of any such substance or waste.

      AContinuing Directors@ means, as of any date of determination, any duly appointed member of the Management Group of the Parent, any other Borrower, or any general partner of any other Borrower, who (a) was a member of such Management Group on the Closing Date or (b) was nominated for election or elected to such Management Group with the affirmative vote of a majority of the Management Group who were members of such Management Group at the time of such nomination or election.

      AConversion/Continuation Date@ means the effective date of (a) any conversion of LIBOR Rate Loans to Base Rate Loans or of Base Rate Loans to LIBOR Rate Loans or (b) any continuation of LIBOR Rate Loans as LIBOR Rate Loans.

      ACopyright, Patent, and Trademark Agreements@ means each Copyright Security Agreement, Patent Security Agreement, and Trademark Security Agreement executed and delivered by a Borrower to the Agent to evidence and perfect the Agent=s security interest in such Borrower=s present and future copyrights, patents, trademarks, and related licenses and rights, for the benefit of the Agent and the Lenders.

      ACredit Support@ has the meaning specified in Section 2.4(a).

      ADebt@ means, without duplication, with respect to any Person (the Asubject Person@), all indebtedness, liabilities, and obligations of the subject Person of any kind or nature, now or hereafter owing, arising, due, or payable, howsoever evidenced, created, incurred, acquired, or owing, whether primary, secondary, direct, contingent, fixed, or otherwise, and including, without in any way limiting the generality of the foregoing: (a)  indebtedness, liabilities, and obligations to trade creditors; (b) in the case of a Borrower, all Obligations; (c) all indebtedness, liabilities, and obligations of any other Person, whether or not owed by the subject Person, secured by any Lien on the subject Person=s property, even though the subject Person shall not have assumed or become liable for the payment thereof; provided, however, that all such indebtedness, liabilities, and obligations which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the subject Person prepared in accordance with GAAP; (d) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by the subject Person, even if the rights and remedies of the lessor, seller, or lender thereunder are limited to repossession of such property; provided, however, that all such indebtedness, liabilities, and obligations which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the subject Person prepared in accordance with GAAP; and (e) all indebtedness, liabilities, and obligations of the subject Person under any Guaranty.

      ADefault@ means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured, waived, or otherwise remedied during such time) constitute an Event of Default.

      ADefault Rate@ means a fluctuating per annum interest rate at all times equal to the sum of (a) the otherwise applicable Interest Rate plus (b) two percent (2.00%). Each Default Rate shall be adjusted simultaneously with any change in the applicable Interest Rate. In addition, with respect to Letters of Credit and Credit Support, the Default Rate shall mean an increase in the Letter of Credit Fee by two percent (2.00%).

      ADefaulting Lender@ has the meaning specified in Section 2.2(g)(ii).

      ADistribution@ means, with respect to any Person: (a) the payment or making of any dividend or other distribution of property in respect of such Person=s Capital Stock (or any options or warrants for, or other rights with respect to, such Capital Stock), other than distributions solely in such Person=s Capital Stock (or any options or warrants for, or other rights with respect to, such Capital Stock) of the same class; or (b) the redemption or other acquisition by such Person of any Capital Stock (or any options or warrants for, or other rights with respect to, such Capital Stock).

      ADOL@ means the United States Department of Labor or any successor department or agency.

      ADollar@ and A$@ means dollars in the lawful currency of the United States.

      AEBITDA@ means, for any period, the sum of Net Income, plus, the sum of the following to the extent deducted in the determination of Net Income: (a) the amount, if any, by which Interest Expense exceeds interest income; plus (b) income and franchise taxes; plus (c) depreciation and amortization expense.

      AEligible Accounts@ means the Accounts of a Borrower which the Agent in the exercise of its reasonable credit judgment determines to be Eligible Accounts. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Accounts shall not, unless the Agent in its sole discretion elects, include any Account:

      (a) with respect to which is more than thirty (30) days past due;

      (b) with respect to which any of the representations, warranties, covenants, and agreements contained in Section 6.8 are not or have ceased to be complete and correct or have been breached;

      (c) with respect to which Account (or any other Account due from such Account Debtor), in whole or in part, a check, promissory note, draft, trade acceptance, or other instrument for the payment of money has been received, presented for payment, and returned uncollected for any reason;

      (d) which represents a progress billing (as hereinafter defined) or as to which such Borrower has extended the time for payment without the consent of the Agent; for the purposes hereof, Aprogress billing@ means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor=s obligation to pay such invoice is conditioned upon such Borrower=s completion of any further performance under the contract or agreement;

      (e) with respect to which any one or more of the following events has occurred to the Account Debtor on such Account: (i) death or judicial declaration of incompetency of an Account Debtor who is an individual; (ii) the filing by or against the Account Debtor of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; (iii) the making of any general assignment by the Account Debtor for the benefit of creditors; (iv) the appointment of a receiver or trustee for the Account Debtor or for any of the assets of the Account Debtor, including, without limitation, the appointment of or taking possession by a Acustodian,@ as defined in the Bankruptcy Code; (v) the institution by or against the Account Debtor of any other type of insolvency proceeding (under the Bankruptcy Code or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, the Account Debtor; (vi) the sale, assignment, or transfer of all or any material part of the assets of the Account Debtor; (vii) the nonpayment generally by the Account Debtor of its debts as they become due; or (viii) the cessation of the business of the Account Debtor as a going concern;

      (f) owed by an Account Debtor which: (i) does not maintain his or her residence or its chief executive office in the United States, Canada, or the United Kingdom; or (ii) is not organized under the laws of the United States, Canada, or the United Kingdom or any political subdivision, state, or province thereof; or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; except to the extent that such Account is secured or payable by a letter of credit satisfactory to the Agent in its discretion;

      (g) owed by an Account Debtor which is an Affiliate, other than an employee, of such Borrower;

      (h) except as agreed by the Agent as provided in clause (l) below, with respect to which either the perfection, enforceability, or validity of the Agent=s Lien in such Account, or the Agent=s right or ability to obtain direct payment to the Agent of the proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

      (i) owed by an Account Debtor to which a Borrower or any of their respective Subsidiaries is indebted in any way, or which is subject to any right of set-off or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Agent to waive set-off rights; or if the Account Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, set-off, recoupment, dispute, or claim;

      (j) with respect to which such Borrower has deemed such Account as uncollectible or has any reason to believe that such Account is uncollectible;

      (k) owed by the government of the United States, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended (31 U.S.C. ' 3727 et seq .), and any other steps necessary to perfect the Agent=s Lien therein, have been complied with to the Agent=s satisfaction with respect to such Account;

      (l) owed by any state of the United States or any municipality, or other political subdivision, department, agency, public corporation, or other instrumentality thereof, and as to which the Agent determines that its Lien therein is not or cannot be perfected;

      (m) which represents a sale on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, other repurchase or return basis, or any Alay-away@ sale;

      (n) which is evidenced by a promissory note or other instrument or by chattel paper;

      (o) with respect to which the Agent believes, in the exercise of its reasonable judgment, that the prospect of collection of such Account is impaired or that the Account may not be paid by reason of the Account Debtor=s financial inability to pay;

      (p) with respect to which the Account Debtor is located in any state requiring the filing of a Notice of Business Activities Report or similar report in order to permit such Borrower to seek judicial enforcement in such State of payment of such Account, unless such Borrower has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year;

      (q) which arises out of a sale not made in the ordinary course of such Borrower=s business;

      (r) with respect to which the goods giving rise to such Account have not been shipped and delivered to, or have been rejected or objected to, by the Account Debtor or the services giving rise to such Account have not been performed by such Borrower, and, if applicable, accepted by the Account Debtor, or the Account Debtor revokes its acceptance of such goods or services;

      (s) which arises out of an enforceable contract or order which, by its terms, forbids, restricts, or makes void or unenforceable the granting of a Lien by such Borrower to the Agent with respect to such Account; or

      (t) which is not subject to a first priority and perfected security interest in favor of the Agent for the benefit of the Agent.

      If any Account at any time ceases to be an Eligible Account, then such Account shall promptly be excluded from the calculation of Eligible Accounts.

      AEligible Assignee@ means (a) a commercial bank, commercial finance company, or other asset based lender, reasonably acceptable to the Agent and having total assets in excess of $1,000,000,000; (b) any Lender listed on a signature page of this Agreement; (c) any Affiliate of any Lender; and (d) if an Event of Default exists, any other Person reasonably acceptable to the Agent.

      AEligible Inventory@ means Inventory that is either Eligible Finished Goods Inventory or Eligible Domestic Piece Goods Inventory.

      AEligible Domestic Piece Goods Inventory@ means Inventory of a Borrower, valued at the lower of cost (on a Afirst-in, first-out@ basis) or market, which the Agent, in its reasonable discretion, determines to be Eligible Domestic Piece Goods Inventory. Without limiting the discretion of the Agent to establish other criteria of eligibility, Eligible Domestic Piece Goods Inventory shall meet all of the requirements in clauses (a) through (j) and clause (l) of the definition of Eligible Finished Goods Inventory and, in addition, the following requirements:

      (a) such Eligible Domestic Piece Goods Inventory consists of active pro formas and core stock; and

      (b) such Inventory is not determined by the Agent in its reasonable discretion, to be ineligible for any other reason.

      If any Inventory at any time ceases to be Eligible Domestic Piece Goods Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Domestic Piece Goods Inventory.

      AEligible Finished Goods Inventory@ means Inventory of a Borrower, valued at the lower of cost (on a Afirst-in, first-out@ basis) or market, which the Agent, in its reasonable discretion, determines to be Eligible Finished Goods Inventory. Without limiting the discretion of the Agent to establish other criteria of eligibility, Eligible Finished Goods Inventory shall meet all of the following requirements:

      (a) such Inventory is owned by such Borrower;

      (b) such Inventory is subject to the Agent=s Liens, which are perfected as to such Inventory, and is subject to no other Lien whatsoever (other than the Liens described in clause (e) of the definition of Permitted Liens; provided that such Permitted Liens (i) are junior in priority to the Agent=s Liens and (ii) do not impair directly or indirectly the ability of the Agent to realize on or obtain the full benefit of the Collateral);

      (c) such Inventory does not consist of work-in-process, chemicals, supplies, packing and shipping materials, shrinkage, or advertising or marketing materials (including samples);

      (d) such Inventory is in good condition, not unmerchantable, and meets all standards imposed by any Governmental Authority having regulatory authority over such goods, their use, or sale;

      (e) such Inventory is currently either usable or salable, at prices approximating at least cost, in the normal course of such Borrower=s business;

      (f) such Inventory is not obsolete or repossessed or used goods taken in trade;

      (g) such Inventory is located within the United States (and not in-transit from vendors or suppliers);

      (h) if such Inventory is located in a public warehouse or in possession of a bailee or in a facility leased by such Borrower, the warehouseman, the bailee, or the lessor has delivered to the Agent, if requested by the Agent, a subordination agreement in form and substance satisfactory to the Agent;

      (i) if such Inventory contains or bears any Proprietary Rights licensed to a Borrower by any Person, the Agent shall be satisfied that it may sell or otherwise dispose of such Inventory in accordance with Article 11 without infringing the rights of the licensor of such Proprietary Rights or violating any contract with such licensor (and without payment of any royalties other than any royalties due with respect to the sale or disposition of such Inventory pursuant to the existing license agreement), and, if the Agent deems it necessary, such Borrower shall deliver to the Agent a consent or sublicense agreement from such licensor in form and substance acceptable to the Agent;

      (j) such Inventory was not purchased under or pursuant to a letter of credit issued by a Person other than a Lender party hereto;

      (k) such Inventory consists of finished goods;

      (l) such Inventory is readily marketable in the ordinary course of business;

      (m) such Inventory is not determined by the Agent in its reasonable discretion, to be ineligible for any other reason.

      If any Inventory at any time ceases to be Eligible Finished Goods Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Finished Goods Inventory.

      AEnvironmental Claims@ means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for a Release or injury to the environment.

      AEnvironmental Compliance Reserve@ means any reserve which the Agent, after the Closing Date, establishes in its reasonable discretion from time to time for amounts that are reasonably likely to be expended by a Borrower in order for such Borrower and its operations and property (a) to comply with any notice from a Governmental Authority asserting material non-compliance with Environmental Laws, or (b) to correct any such material non-compliance identified in a report delivered to the Agent and the Lenders pursuant to Section 9.7.

      AEnvironmental Laws@ means all federal, state, or local laws, statutes, common law duties, rules, regulations, ordinances, and codes, together with all administrative orders, directed duties, licenses, authorizations, and permits of, and agreements with, any Governmental Authority, in each case relating to environmental, health, safety, and land use matters.

      AEnvironmental Lien@ means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws, or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

      AEquipment@ means, with respect to a Person, all of such Person=s now owned or hereafter acquired machinery, equipment (as defined by the UCC), furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property leased by such Person and all of such Person=s rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties, and rights with respect thereto, wherever any of the foregoing is located.

      AERISA@ means the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.

      AERISA Affiliate@ means any trade or business (whether or not incorporated) under common control with a Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

      AERISA Event@ means (a) a Reportable Event with respect to a Pension Plan, (b) a withdrawal by a Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA, (c) a complete or partial withdrawal by a Borrower or any ERISA Affiliate from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization, (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan, (e) the occurrence of an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon a Borrower or any ERISA Affiliate.

      AEvent of Default@ has the meaning specified in Section 11.1.

      AExchange Act@ means the Securities Exchange Act of 1934, and regulations promulgated thereunder.

      AExisting Letter of Credit@ means each letter of credit listed in Schedule 1.1A.

      AExisting Obligations@ means, with respect to a Newly Obligated Party, Obligations which are outstanding and unpaid as of the time such Newly Obligated Party becomes a Borrower.

      AFDIC@ means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

      AFederal Funds Rate@ means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1.0%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Bank on such day on such transactions as determined by the Agent.

      AFederal Reserve Board@ means the Board of Governors of the Federal Reserve System or any successor thereto.

      AFinancial Statements@ means, according to the context in which it is used, the financial statements referred to in Section 8.6 or any other financial statements required to be given to the Lenders pursuant to this Agreement.

      AFiscal Quarter@ means one of four thirteen (13) week or, if applicable, fourteen (14) week periods in a Fiscal Year, with the first of such periods beginning on the first day of a Fiscal Year and ending on the Saturday of the thirteenth week in such period.

      AFiscal Period@ means one of the three fiscal periods in a Fiscal Quarter, each of which is approximately one month in duration. There are twelve (12) Fiscal Periods in a Fiscal Year.

      AFiscal Year@ means the Parent=s fiscal year beginning on the Sunday following the Saturday nearest the 31st day of January of each year and ending on the Saturday nearest the 31st day of January of the following year. The current Fiscal Year of the Parent ends on February 3, 2001.

      AFixed Assets@ means, with respect to a Person, the Equipment and Real Estate of such Person.

      AFixed Charge Coverage Ratio@ means, as applied to any Person for any period, in accordance with GAAP, the ratio of (a) the remainder of (i) EBITDA minus Capital Expenditures minus the cash amount of Distributions paid (other than Distributions paid to the Parent or another Borrower) plus, to the extent deducted in the determination of EBITDA, Writedowns from Discontinued Operations to (b) principal payments on Funded Debt plus Interest Expense, in each case determined for such period according to the Financial Statements delivered pursuant to Section 7.2(b).

      AFree Cash Flow@ means for any Fiscal Year, determined for the Parent and its Subsidiaries on a consolidated basis in accordance with GAAP, and without duplication, the positive remainder (if any) of (a) Net Income for such Fiscal Year plus (b) depreciation for such Fiscal Year plus (c) amortization for such Fiscal Year (d) minus Capital Expenditures made during such Fiscal Year minus (e) all principal payments on Funded Debt made during such Fiscal Year, whether optional, mandatory or scheduled payments, each determined according to the annual Financial Statements delivered pursuant to Section 7.2(a).

      AFunded Debt@ means with respect to a Person, without duplication, (a) all Debt of such Person for borrowed money, (b) all Debt of such Person evidenced by bonds, notes, debentures, or other similar instruments, (c) the amount of all Debt of such Person under Capital Leases, (d) the amount of all Debt of such Person secured by a Lien existing on property owned by such Person whether or not the Debt secured thereby has been assumed by such Person or is non-recourse to such Person, (e) all Debt of such Person to redeem or retire any Capital Stock of such Person; provided that the holder(s) of such Capital Stock shall on the date of determination hold the right to redeem or retire such Capital Stock for cash, (f) all Debt of such Person in respect of unfunded vested benefits under any Plan, (g) all obligations of such Person to pay the deferred purchase price of property or services (excluding trade accounts payable of such Person arising in the ordinary course of business that are not past due by more than ninety (90) days or that are being contested in good faith by appropriate proceedings diligently pursued and for which adequate reserves have been established in accordance with GAAP), (h) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers= acceptances, surety or other bonds, and similar instruments, and (i) the principal balance outstanding under any synthetic lease, tax retention operating lease, off balance sheet loan, or similar off balance sheet financing product to which such Person is a party, where such transaction is considered borrowed money indebtedness for tax purposes but is classified as an operating lease in accordance with GAAP.

      AFunding Date@ means the date on which a Borrowing occurs.

      AGAAP@ means generally accepted accounting principles and practices set forth from time to time in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the United States accounting profession), which are applicable to the circumstances as of the Closing Date.

      AGeneral Intangibles@ means, with respect to a Person, all of such Person=s now owned or hereafter acquired general intangibles (as defined in the UCC), choses in action and causes of action and all other intangible personal property of such Person of every kind and nature (other than Accounts), including, without limitation, all contract rights, all rights under Merchant Accounts and Merchant Account Agreements, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to such Person in connection with the termination of any Plan or other employee benefit plan or any rights thereto and any other amounts payable to such Person from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which such Person is beneficiary, and any letter of credit, guarantee, claim, security interest, or other security held by or granted to such Person.

      AG.O.B. Value@ means, (A) with respect to Eligible Finished Goods Inventory, the net liquidation value thereof determined on an orderly going-out-of-business-sale basis, net of all commissions, associated costs, fees, and expenses associated with such liquidation, as determined by a credentialed appraiser satisfactory to the Agent and as provided by a written appraisal in form and substance satisfactory to the Agent and (B) with respect to Eligible Domestic Piece Goods Inventory, the net liquidation value thereof determined on an orderly going-out-of-business-sale basis, net of all commissions, associated costs, fees, and expenses associated with such liquidation, as determined by a credentialed appraiser satisfactory to the Agent and as provided by a written appraisal in form and substance satisfactory to the Agent.

      AGovernmental Authority@ means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

      AGuaranty@ means, with respect to any Person, all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend, or other obligations of any other Person (the Aguaranteed obligations@), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.

      AGuaranty Agreement@ means the Parent Guaranty or a Subsidiary Guaranty, as the case may be.

      AHarold=s Direct@ means Harold=s Direct, Inc., an Oklahoma corporation.

      AHarold=s Financial@ means Harold=s Financial Corporation, an Oklahoma corporation.

      AHarold=s Georgia@ means Harold=s Stores of Georgia, L.P., a Georgia limited partnership.

      AHarold=s Jackson@ means Harold=s of Jackson, Inc., a Mississippi corporation.

      AHarold=s Texas@ means Harold=s Stores of Texas, L.P., a Texas limited partnership.

      AHedge Agreement@ means any and all transactions, agreements, or documents now existing or hereafter entered into, which provide for an interest rate, credit, commodity, or equity swap, cap, floor, collar, forward foreign exchange transaction, currency swap, cross currency rate swap, currency option, or any combination of, or option with respect to, these or similar transactions, for the purpose of hedging a Person=s exposure to fluctuations in interest or exchange rates, loan, credit exchange, security, or currency valuations, or commodity prices.

      AIntangible Assets@ means, as applied to any Person, the following assets of such Person: (a) deferred assets, other than prepaid insurance and prepaid taxes; (b) patents, copyrights, trademarks, trade names, franchises, goodwill, and other similar intangibles; (c) Restricted Investments; (d) unamortized debt discount and expense; (e) assets constituting Intercompany Accounts; (f) fixed assets to the extent of any write-up in the book value thereof resulting from a revaluation effective after the Closing Date and (g) any assets other than listed in clauses (a) through (f) preceding that are treated as intangible pursuant to GAAP.

      AIntercompany Accounts@ means all assets and liabilities, however arising, which are due to the Parent or any Subsidiary of the Parent from, which are due from the Parent or any Subsidiary of the Parent to, or which otherwise arise from any transaction by the Parent or any Subsidiary of the Parent with, any Affiliate of the Parent or any Subsidiary of the Parent.

      AInterest Expense@ means, for any period, the interest expense for such period, determined on a consolidated basis in accordance with GAAP, including without limitation, that portion of interest included in costs of good sold.

      AInterest Period@ means, as to any LIBOR Rate Loan, the period commencing on the Funding Date of such Loan or on the Conversion/Continuation Date on which such Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, or three months thereafter as selected by a Borrower in a Notice of Borrowing or a Notice of Conversion/Continuation; provided that:

      (a) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

      (b) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

      (c) no Interest Period shall extend beyond the Stated Termination Date.

      AInterest Rate@ means each or any of the interest rates, including the Default Rate, set forth in Section 3.1.

      AInventory@ means, with respect to a Person, all of such Person=s now owned or hereafter acquired inventory (as defined in the UCC), goods, and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, other materials, and supplies of any kind, nature, or description which are used or consumed in such Person=s business or used in connection with the packing, shipping, advertising, selling, or finishing of such goods or merchandise, and all documents of title or other documents representing them.

      AInvestment Property@ means, with respect to a Person, all of such Person=s right, title, and interest in and to any and all: (a) securities whether certificated or uncertificated; (b) securities entitlements; (c)  securities accounts; (d) commodity contracts; or (e) commodity accounts.

      AIRS@ means the Internal Revenue Service and any Governmental Authority succeeding to any of its principal functions under the Code.

      AIssuer@ has the meaning specified in Section 6.2(d).

      ALatest Projections@ means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 7.2(f), the projections of the financial condition, results of operations, and cash flows, in each case for the Parent and its Subsidiaries for the periods (i) commencing on January 31, 2000, and ending on February 3, 2001 and (ii) commencing on February 3, 2001, and ending on February 2, 2002, and delivered to the Agent prior to the Closing Date; and (b) thereafter, the projections most recently received by the Agent pursuant to Section 7.2(f).

      ALender@ and ALenders@ have the meanings specified in the introductory paragraph hereof and shall include the Agent to the extent of any Agent Advance outstanding and the Bank to the extent of any Non-Ratable Loan outstanding.

      ALetter of Credit@ has the meaning specified in Section 2.4.

      ALetter of Credit Fee@ has the meaning specified in Section 3.5.

      ALetter of Credit Fee Percentage@ means, on any date of determination, a per annum rate equal to the Applicable Margin determined for LIBOR Rate Loans as of such date.

      ALetter of Credit Issuer@ means the Bank, any Affiliate of the Bank, or any other financial institution that issues any Letter of Credit pursuant to this Agreement.

      ALeverage Ratio@ means the ratio, determined as of the last day of a Fiscal Quarter for the Parent and its Subsidiaries on a consolidated basis, of (a) Funded Debt as of such day to (b) EBITDA for the preceding twelve (12) Fiscal Periods.

      ALIBOR Rate@ means, for any Interest Period, with respect to LIBOR Rate Loans, the rate of interest per annum determined pursuant to the following formula:

      LIBOR Rate = Offshore Base Rate

      1.00 - Eurodollar Reserve Percentage

      Where,

      AEurodollar Reserve Percentage@ means, for any day during any Interest Period, the reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1.0%) in effect on such day applicable to member banks under regulations issued from time to time by the Federal Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental, or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as AEurocurrency liabilities@). The Offshore Base Rate for each outstanding LIBOR Rate Loan shall be adjusted automatically as of the effective date of any change in the Eurodollar Reserve Percentage.

      AOffshore Base Rate@ means the rate per annum appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the Offshore Base Rate shall be, for any Interest Period, the rate per annum appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates. If for any reason none of the foregoing rates is available, the Offshore Base Rate shall be, for any Interest Period, the rate per annum determined by the Agent as the rate of interest at which Dollar deposits in the approximate amount of the LIBOR Rate Loan comprising part of such Borrowing would be offered by the Bank=s London Branch to major banks in the offshore Dollar market at their request at or about 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period.

      ALIBOR Rate Loans@ means, collectively, the LIBOR Rate Revolving Loans and the LIBOR Rate Term Loans.

      ALIBOR Rate Revolving Loan@ means a Revolving Loan during any period in which it bears interest based on the LIBOR Rate.

      ALIBOR Rate Term Loan@ means any portion of the Term Loan during any period in which such portion bears interest based on the LIBOR Rate.

      ALien@ means (a) any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute, or contract, and including a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment, or bailment for security purposes, (b) to the extent not included under clause (a) preceding, any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease, or other title exception or encumbrance affecting property, and (c) any contingent or other agreement to provide any of the foregoing.

      ALoan Account@ means the loan account of the Borrowers, which account shall be maintained by the Agent.

      ALoan Documents@ means collectively this Agreement, the Revolving Notes, the Term Loan Notes, the Copyright, Patent, and Trademark Agreements, the Parent Guaranty, the Subsidiary Guarantor Documents, and each other agreement, certificate, document, or instrument executed or delivered by any Borrower or any Subsidiary Guarantor to the Agent or any Lender in connection with this Agreement, the Obligations, the Collateral, or any property of a Subsidiary Guarantor subject to a Lien in favor of the Agent, whether prior to, on, or after the Closing Date, and any and all renewals, extensions, amendments, modifications, or restatements of any of the foregoing.

      ALoans@ means, collectively, all loans and advances provided for in Article 2, and ALoan@ means any one of such Loans or advances.

      AMajority Lenders@ means, as of any date of determination, the Lenders whose Pro Rata Shares aggregate more than fifty percent (50.0%) as such percentage is determined according to the definition of Pro Rata Share.

      AManagement Group@ means, as of any date of determination, the board of directors, board of managers, or similar constituency having management authority in respect of an entity under any Requirement of Law.

      AMargin Stock@ means Amargin stock@ as such term is defined in Regulation T, U, or X of the Federal Reserve Board.

      AMaterial Adverse Effect@ means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise), or prospects of any Borrower, of the Parent and its Subsidiaries taken as a whole, of the Collateral, or of any Property in which a Lien is granted to the Agent pursuant to the Subsidiary Guarantor Documents, (b) a material impairment of the ability of any Borrower to perform under any Loan Document to which it is a party and to avoid any Event of Default, or (c) a material adverse effect upon the legality, validity, binding effect, or enforceability against any Borrower of any Loan Document to which it is a party.

      AMaximum Rate@ means, at any time, the maximum rate of interest the Lenders may lawfully contract for, charge, or receive in respect of the Obligations as allowed by any Requirement of Law. For purposes of determining the Maximum Rate under the Requirements of Law of the State of Texas, the applicable rate ceiling shall be (a) the Aweekly ceiling@ described in and computed in accordance with the provisions of Section 303.003 of the Texas Finance Code, as amended or (b) if the parties subsequently contract as allowed by Texas law, the quarterly ceiling or the annualized ceiling computed pursuant to Section 303.008 of the Texas Finance Code, as amended; provided, however, that at any time the Aweekly ceiling@, the quarterly ceiling, or the annualized ceiling shall be less than 18.0% per annum or more than 24.0% per annum, the provisions of Section 303.009(a) and Section 303.009(b) of the Texas Finance Code, as amended, shall control for purposes of such determination, as applicable.

      AMaximum Revolver Amount@ means $30,000,000.

      AMerchant Account@ means, in respect of any Borrower, any account, agreement, or arrangement between such Borrower and another Person pursuant to which such other Person gives or makes available credit to such Borrower in respect of credit card transactions generated by such Borrower.

      AMerchant Account Agreement@ means an agreement evidencing a Merchant Account, and any renewal, extension, modification, amendment, or restatement thereof.

      AMulti-employer Plan@ means a Amulti-employer plan@ as defined in Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by a Borrower or any ERISA Affiliate.

      ANegative Pledge@ means any agreement, contract, or other arrangement whereby any Parent or any of its Subsidiaries is prohibited from, or would otherwise be in default as a result of, creating, assuming, incurring, or suffering to exist, directly or indirectly, any Lien on any of its assets in favor of the Agent under the Loan Documents.

      ANet Amount of Eligible Accounts@ means, at any time, the gross amount of Eligible Accounts less sales, excise, or similar taxes, and less returns, discounts, claims, credits, and allowances of any nature at any time issued, owing, granted, outstanding, available, or claimed.

      ANet Income@ means, as applied to any Person (the Asubject Person@), the net income (or net loss) of such Person for the period in question after giving effect to deduction of or provision for all operating expenses, all taxes and reserves (including, without limitation, reserves for deferred taxes), and all other proper deductions, all determined in accordance with GAAP, provided that there shall be excluded:

      (a) the net income (or net loss) of any Person accrued prior to the date it becomes a Subsidiary of, or is merged into or consolidated with, the subject Person or a consolidated Subsidiary of the subject Person;

      (b) any net gains or losses on the sale or other disposition, not in the ordinary course of business, of investments and other capital assets, provided that there shall also be excluded any related charges for taxes thereon;

      (c) any net gain arising from the collection of the proceeds of any insurance policy;

      (d) any write-up or write-down of any asset; and

      (e) any other extraordinary item, as defined by GAAP.

      ANet Worth@ means, as applied to any Person, the net worth of such Person determined according to GAAP.

      ANewly Obligated Party@ means a Person, if any, who becomes party to this Agreement as a Borrower effective as of any date after the Closing Date.

      ANon-Ratable Loan@ and ANon-Ratable Loans@ have the meanings specified in Section 2.2(h).

      ANotice of Borrowing@ has the meaning specified in Section 2.2(b).

      ANotice of Conversion/Continuation@ has the meaning specified in Section 3.2(b).

      AObligations@ means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by the Borrowers, or any of them, to the Agent and/or any Lender, arising under or pursuant to this Agreement or any of the other Loan Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification, or otherwise, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including all principal, interest, charges, expenses, fees, attorneys= fees, filing fees, and any other sums chargeable to any Borrower hereunder or under any of the other Loan Documents. AObligations@ includes, without limitation, (a) all debts, liabilities, and obligations now or hereafter arising from or in connection with the Letters of Credit and Credit Support and (b) all debts, liabilities, and obligations now or hereafter arising from or in connection with Bank Products; provided, notwithstanding the foregoing in the case of a Newly Obligated Party, with respect to any agreement by such Newly Obligated Party to become liable for payment for the Obligations, the term AObligations@ excludes Existing Obligations.

      AOther Taxes@ means any present or future stamp or documentary taxes or any other excise or property taxes, charges, or similar levies (excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by each Lender=s or the Agent=s net income) which arise from any payment made hereunder or from the execution, delivery, or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

      AParent@ means Harold=s Stores, Inc., an Oklahoma corporation.

      AParent Guaranty@ means an agreement of Guaranty executed by the Parent pursuant to Section 6.18.

      AParticipant@ means any Person who shall have been granted the right by any Lender to participate in the financing provided by such Lender under this Agreement, and who shall have entered into a participation agreement in form and substance satisfactory to such Lender.

      APayment Account@ means each bank account established pursuant to Section 6.9, to which the proceeds of Accounts of any one or more of the Borrowers, and other Collateral are deposited or credited, and which is maintained in the name of the Agent or any one or more of the Borrowers, as the Agent may determine, on terms acceptable to the Agent.

      APBGC@ means the Pension Benefit Guaranty Corporation or any Governmental Authority succeeding to the functions thereof.

      APending Revolving Loans@ means, at any time, the aggregate principal amount of all Revolving Loans requested in any Notice of Borrowing received by the Agent which have not yet been advanced.

      APension Plan@ means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which any Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

      APermitted Liens@ means:

      (a) the Agent=s Liens;

      (b) Liens, if any, which are described on Schedule 1.1B (APermitted Liens@) on the Closing Date and Liens resulting from the refinancing of the related Debt, provided that such refinancing is on the same or substantially similar terms, the Debt secured thereby shall not be increased, and the Liens shall not cover any additional property, and provided further, that such Liens at all times are subordinated in writing to the Agent=s Liens in form and substance satisfactory to the Agent;

      (c) Liens for taxes, fees, assessments, or other charges of a Governmental Authority not delinquent (including statutory Liens for taxes not delinquent) in an amount not to exceed $100,000; provided that the payment of such taxes, fees, assessments, or other charges which are due and payable is being contested in good faith and by appropriate proceedings diligently pursued and as to which adequate financial reserves have been established in accordance with GAAP on the appropriate Borrower=s books and records and a stay of enforcement of any such Lien is in effect;

      (d) Liens consisting of deposits made in the ordinary course of business in connection with, or to secure payment of, obligations under worker=s compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders, or contracts (other than for the repayment of Funded Debt) or to secure indemnity, performance, or other similar bonds for the performance of bids, tenders, or contracts (other than for the repayment of Funded Debt) or to secure statutory obligations (other than liens arising under ERISA or Environmental Liens) or surety or appeal bonds, or to secure indemnity, performance, or other similar bonds;

      (e) Liens securing the claims or demands of materialmen, mechanics, repairmen, carriers, warehousemen, landlords, and other like Persons, provided that if any such Lien arises from the nonpayment of such claims or demands when due, such claims or demands do not exceed $250,000 in the aggregate;

      (f) Liens constituting encumbrances in the nature of reservations, exceptions, encroachments, easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of such Real Estate or materially interfere with its use in the ordinary conduct of a Borrower=s business;

      (g) Liens arising from judgments and attachments in connection with court proceedings; provided that the attachment or enforcement of such Liens would not result in an Event of Default hereunder and such Liens are being contested in good faith by appropriate proceedings, adequate reserves have been set aside and no material Property is subject to a material risk of loss or forfeiture, and the claims in respect of such Liens are fully covered by insurance (subject to ordinary and customary deductibles) and a stay of execution pending appeal or proceeding for review is in effect; and

      (h) Liens which constitute purchase money Liens and secure Debt permitted under clauses (d) of Section 9.13;

      provided that none of such Liens listed in clause (b) through clause (h), other than such Liens of a type and to the extent provided by clause (e), preceding may attach to any Accounts or Inventory owned by any Borrower, and none of such Liens listed in clause (e) preceding shall be a APermitted Lien@ to the extent that any such Lien attaches to any Accounts or Inventory owned by any Borrower and the aggregate amount of claims or demands under clause (e) exceeds $250,000.

      APermitted Subordinated Debt@ means (a) unsecured Debt owing by a Borrower to a Borrower or to a Subsidiary of a Borrower, provided that such Debt is subordinated to payment of the Obligations on terms substantially the same as are provided by the Subsidiary Guaranty or, if otherwise, on terms approved in writing by the Agent and the Majority Lenders, and (b) other Debt of a Borrower which has maturities and terms, and which is subordinated to payment of the Obligations in a manner approved in writing by the Agent and the Majority Lenders, and in each such case described in clauses (a) and (b) preceding, any renewals, modifications, or amendments thereof which are approved in writing by the Agent and the Majority Lenders.

      APerson@ means any individual, sole proprietorship, partnership, limited liability company, joint venture, trust, unincorporated organization, association, corporation, Governmental Authority, or any other entity.

      APlan@ means an employee benefit plan (as defined in Section 3(3) of ERISA) which any Borrower sponsors or maintains or to which any Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

      APro Rata Share@ means, with respect to a Lender, a fraction (expressed as a percentage), the numerator of which is the amount of such Lender=s Commitment and the denominator of which is the sum of the amounts of all of the Lenders= Commitments, or if no Commitments are outstanding, a fraction (expressed as a percentage), the numerator of which is the amount of Obligations owed to such Lender and the denominator of which is the aggregate amount of the Obligations owed to the Lenders, in each case giving effect to a Lender=s participation in Non-Ratable Loans and Agent Advances.

      AProprietary Rights@ means, with respect to a Person, all of such Person=s now owned or hereafter arising or acquired licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, including those patents, trademarks, service marks, trade names, and copyrights set forth on Schedule 8.13, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present, and future infringement of any of the foregoing.

      AReal Estate@ means, with respect to a Person, all of such Person=s now or hereafter owned or leased estates in real property, including, without limitation, all fees, leaseholds, and future interests, together with all of such Person=s now or hereafter owned or leased interests in the improvements thereon, the fixtures attached thereto, and the easements appurtenant thereto.

      ARelease@ means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching, or migration of a Contaminant into the indoor or outdoor environment or into or out of any Real Estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater, or Real Estate or other property.

      AReportable Event@ means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

      ARequired Lenders@ means at any time Lenders whose Pro Rata Shares aggregate not less than sixty six and two-thirds percent (66 2/3%), as such percentage is determined under the definition of Pro Rata Share set forth herein.

      ARequirement of Law@ means, as to any Person, any law (statutory or common), treaty, rule, or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject. In respect of contracts relating to interest or finance charges that are made or performed in the State of Texas, ARequirement of Law@ means the laws of the United States, including, without limitation, 12 USC '' 85 and 86(a), as amended from time to time, and any other statute of the United States now or at any time hereafter prescribing the maximum rates of interest on loans and extensions of credit, and the laws of the State of Texas, including, without limitation, Chapter 306 of the Texas Finance Code, if applicable, and if Chapter 306 of the Texas Finance Code is not applicable, Chapter 303 of the Texas Finance Code, and any other statute of the State of Texas now or at any time hereafter prescribing maximum rates of interest on loans and extensions of credit; provided that the parties hereto agree pursuant to Texas Finance Code Section 346.004 that the provisions of Chapter 346 of the Texas Finance Code shall not apply to the Loans, this Agreement, or any other Loan Documents.

      AResponsible Officer@ means, with respect to any Borrower, (a) the chief executive officer or the president, (b) with respect to preparation of Compliance Certificates, the chief financial officer or the treasurer of the Parent, and (c) with respect to preparation of Borrowing Base Certificates, the chief financial officer or the treasurer of the Parent, and in each case any other officer having substantially the same authority and responsibility.

      ARestricted Investment@ means, as to any Consolidated Party, any acquisition of property by such Consolidated Party in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except the following: (a) acquisitions of Equipment to be used in the ordinary course of business of a Borrower so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (b) acquisitions of Inventory in the ordinary course of business of a Borrower; (c) acquisitions of current assets acquired in the ordinary course of business of a Borrower; (d) direct obligations of the United States, or any agency thereof, or obligations guaranteed by the United States; provided that such obligations mature within one (1) year from the date of acquisition thereof; (e) acquisitions of certificates of deposit maturing within one (1) year from the date of acquisition, bankers= acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States or any state thereof having capital and surplus aggregating at least $100,000,000; (f)  acquisitions of commercial paper given a rating of AA2@ or better by Standard & Poor=s Corporation or AP2@ or better by Moody=s Investors Service, Inc. and maturing not more than ninety (90) days from the date of creation thereof; (g) Hedge Agreements; and (h) investments in mutual funds substantially all of the assets of which are comprised of securities of the types described in clauses (d), (e), and (f) preceding.

      ARevolving Loans@ has the meaning specified in Section 2.2 and includes each Agent Advance and Non-Ratable Loan.

      ARevolving Note@ means a Revolving Note made by the Borrowers payable to the order of a Lender evidencing the obligation of the Borrowers to pay the aggregate unpaid principal amount of the Revolving Loans made to each of the Borrowers by such Lender (and any promissory note or notes that may be issued from time to time in substitution, renewal, extension, replacement, or exchange thereof whether payable to such Lender or to a different Lender in connection with a Person becoming a Lender after the Closing Date or otherwise), substantially in the form of Exhibit A, with all of the blanks properly completed, either as originally executed or as such promissory note may be renewed, extended, modified, amended, supplemented, or restated from time to time.

      ASettlement@ and ASettlement Date@ have the meanings specified in Section 2.2(j)(i).

      ASolvent@ means, as to a Person, as of any date, that on and as of such date (both before and after effecting the transactions contemplated by this Agreement and making any Loans or issuing any Letter of Credit or Credit Support or taking any other actions permitted by this Agreement proposed to be taken as of such date) (a) the sum of such Person=s debts is not greater than all of such Person=s property, at a fair valuation, (b) the sum of such Person=s debts is not greater than all of such Person=s assets, at a fair valuation, (c) such Person is generally paying its debts as they become due, (d) such person is not engaged or about to engage in any business or any transaction for which (i) its property is an unreasonably small capital or (ii) the remaining assets of such Person are unreasonably small in relation to any such business or transaction, (e) such Person does not intend to incur, and does not believe that it will incur, debts that are or would be beyond its ability to pay as such debts mature or become due, and (f) such Person does not intend to hinder, delay or defraud any creditor of such Person. For this purpose (i) Adebts@ includes anything included within the definition of Adebt@ as used in Section 548 of the United States Bankruptcy Code or as defined or used by Section 24.002 or Section 24.003 of the Texas Uniform Fraudulent Transfer Act, and Aassets@ has the meaning defined or used by Section 24.002 of the Texas Uniform Fraudulent Transfer Act. Contingent, unliquidated or disputed obligations or liabilities (if any) are valued at the amount which, in light of all relevant facts and circumstances, is reasonably expected to become absolute, liquidated or mature.

      AStated Termination Date@ means the third (3rd) Anniversary Date occurring after the Closing Date, provided, that effective as of each Stated Termination Date, the Stated Termination Date shall automatically extend to, and thereupon become, the next succeeding Anniversary Date unless and until this Agreement is terminated as provided by Section 12.1.

      ASubsidiary@ means, with respect to any Person (the Asubject Person@), any corporation, association, partnership, limited liability company, joint venture, or other business entity of which more than fifty percent (50.0%) of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the subject Person, or one or more of the Subsidiaries of the subject Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a ASubsidiary@ refer to a Subsidiary of a Borrower.

      ASubsidiary Guarantor@ means any Subsidiary of the Parent that executes and delivers a Subsidiary Guaranty pursuant to Section 6.19.

      ASubsidiary Guarantor Documents@ means, collectively, the Subsidiary Guaranty and the Subsidiary Security Agreement.

      ASubsidiary Guaranty@ means an agreement of Guaranty as required to be executed by Subsidiaries of the Parent pursuant to Sections 6.18 or Section 6.19, as such agreement may be amended, restated, or otherwise modified from time to time.

      ASubsidiary Security Agreement@ means the security agreement required to be executed by Subsidiaries of the Parent pursuant to Section 6.19, as such agreement may be amended, restated, or otherwise modified from time to time.

      ATaxes@ means any and all present or future taxes, levies, imposts, deductions, charges, or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by the Agent=s or each Lender=s net income in any jurisdiction (whether federal, state, or local and including any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office.

      ATerm Loan@ and ATerm Loans@ have the meanings specified in Section 2.3(a).

      ATerm Loan Note@ means a Term Loan Note made by the Borrowers payable to the order of a Lender evidencing the obligation of the Borrowers to pay the aggregate unpaid principal amount of the Term Loan made to the Borrowers by such Lender (and any promissory note or notes that may be issued from time to time in substitution, renewal, extension, replacement, or exchange thereof whether payable to such Lender or to a different Lender in connection with a Person becoming a Lender after the Agreement Date or otherwise) substantially in the form of Exhibit B, with all of the blanks properly completed, either as originally executed or as such promissory note may be renewed, extended, modified, amended, supplemented, or restated from time to time.

      ATermination Date@ means the earliest to occur of (a) the date this Agreement is terminated pursuant to Sections 4.2 or 12.1, and (b) the date this Agreement is otherwise terminated pursuant to the terms of this Agreement.

      ATotal Facility@ has the meaning specified in Section 2.1.

      AUCC@ means the Uniform Commercial Code (or any successor statute), as in effect from time to time, of the State of Texas or of any other state the laws of which are required as a result thereof to be applied in connection with the issue of perfection of security interests.

      AUnited States@ means the United States of America.

      AUnfunded Pension Liability@ means the excess of a Plan=s benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan=s assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

      AUnused Letter of Credit Subfacility@ means an amount equal to $5,000,000 minus the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit and Credit Support plus (b) the aggregate unpaid reimbursement obligations with respect to all Letters of Credit and Credit Support.

      AUnused Line Fee@ has the meaning specified in Section 3.4.

      AWholly-Owned Subsidiary@ when used to determine the relationship of a Subsidiary to a Person, means a Subsidiary all of the issued and outstanding Capital Stock (other than directors= qualifying shares) of which shall at the time be owned by such Person or one or more of such Person=s Wholly-Owned Subsidiaries or by such Person and one or more of such Person=s Wholly-Owned Subsidiaries.

      AWritedowns from Discontinued Operations@ means those costs which are associated with the closure of a store or operating division of a Borrower and are nonrecurring and/or extraordinary in nature.

      Accounting Terms. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method for inventory valuation as used in the preparation of the Financial Statements.

      Interpretive Provisions.

    (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

    (b) As used herein

  (i) the words Ahereof,@ Aherein,@ Ahereunder,@ and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement,

  (ii) Section, Schedule, and Exhibit references are to this Agreement unless otherwise specified,

  (iii) the term Adocuments@ includes any and all instruments, documents, agreements, certificates, indentures, notices, and other writings, however evidenced,

  (iv) the term Aincluding@ is not limiting and means Aincluding, without limitation,@ and

  (v) in the computation of periods of time from a specified date to a later specified date, the word Afrom@ means Afrom and including,@ the words Ato@ and Auntil@ each mean Ato but excluding@ and the word Athrough@ means Ato and including.@

  (c) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing, or interpreting the statute or regulation.

  (d) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

  (f) This Agreement and the other Loan Documents may use several different limitations, tests, or measurements to regulate the same or similar matters. All such limitations, tests, and measurements are cumulative and shall each be performed in accordance with their terms.

  (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Lenders, and the Borrowers and are the products of all parties. Accordingly, they shall not be construed against the Agent, the Lenders, or the Borrowers merely because of the Agent=s, the Lenders=, or the Borrowers= involvement in their preparation.

  LOANS AND LETTERS OF CREDIT

    Total Facility. Subject to all of the terms and conditions of this Agreement, the Lenders severally agree to make available a total credit facility of $33,000,000 (the ATotal Facility@) for use by any one or more of the Borrowers from time to time during the term of this Agreement. The Total Facility shall be composed of (a) a revolving line of credit consisting of Revolving Loans and Letters of Credit up to the Borrowing Base, as described in Section 2.2 and Section 2.4 and (b) the Term Loans described in Section 2.3.

    Revolving Loans.

      Amounts. Subject to the satisfaction of the conditions precedent set forth in Article 10, each Lender severally, but not jointly, agrees, upon a Borrower=s request from time to time on any Business Day during the period from the Closing Date to the Termination Date, to make revolving loans (the ARevolving Loans@) to the Borrowers in amounts not to exceed (except for the Bank with respect to Non-Ratable Loans and except for the Agent with respect to Agent Advances) such Lender=s Pro Rata Share of the Borrowing Base. The Lenders, however, in their unanimous discretion, may elect to make Revolving Loans or issue or arrange to have issued Letters of Credit in excess of the Availability on one or more occasions, but if they do so, neither the Agent nor the Lenders shall be deemed thereby to have changed the limits of the Borrowing Base or to be obligated to exceed such limits on any other occasion. If the Aggregate Revolver Outstandings exceed the Borrowing Base, the Lenders may refuse to make or otherwise restrict the making of Revolving Loans as the Lenders determine until such excess has been eliminated, subject to the Agent=s authority, in its sole discretion, to make Agent Advances pursuant to the terms of Section 2.2(i).

      Procedure for Borrowing.

        Each Borrowing shall be made upon a Borrower=s irrevocable written notice delivered to the Agent in the form of a notice of borrowing in the form attached hereto as Exhibit D (a ANotice of Borrowing@), which must be received by the Agent prior to 11:00 a.m. (Dallas, Texas time) (y) three (3) Business Days prior to the requested Funding Date, in the case of LIBOR Rate Loans and (z) no later than 11:00 a.m. on the requested Funding Date, in the case of Base Rate Loans, specifying:

        (A) the amount of the Borrowing (which, if a LIBOR Rate Loan, shall be in an amount that is not less than $1,000,000 or an integral multiple of $100,000 in excess thereof);

        (B) the requested Funding Date, which shall be a Business Day;

        (C) whether the Revolving Loans requested are to be Base Rate Revolving Loans or LIBOR Rate Revolving Loans (and if not specified, it shall be deemed a request for a Base Rate Revolving Loan);

        (D) the duration of the Interest Period if the requested Revolving Loans are to LIBOR Rate Revolving Loans (and if such duration is not specified in a request for a LIBOR Rate Revolving Loan, such Interest Period shall be one month); and

        (E) the account (as acceptable to the Agent pursuant to Section 2.2(c)) to which the proceeds of such Borrowing are to be deposited, or wire transfer instructions satisfactory to the Agent with respect to any Borrowing which is permitted to be funded directly to any Person not a Borrower;

        provided, however, that with respect to any Borrowing to be made on the Closing Date, unless otherwise agreed by the Agent and the Lenders such Borrowing will consist of Base Rate Revolving Loans.

        With respect to any request for Base Rate Revolving Loans, in lieu of delivering the above-described Notice of Borrowing a Borrower may give the Agent telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing no later than the Business Day following the giving of such telephonic notice but the Agent at all times shall be entitled to rely on such telephonic notice in making such Revolving Loans, regardless of whether any such confirmation is received by the Agent.

        The Borrowers shall have no right to request LIBOR Rate Revolving Loans, convert Base Rate Revolving Loans into LIBOR Rate Revolving Loans, or continue LIBOR Rate Revolving Loans as LIBOR Rate Revolving Loans at any time during the existence of a Default or an Event of Default.

      Disbursement; Reliance upon Authority. The Borrowers shall deliver to the Agent, prior to the Closing Date, a writing setting forth the account to which the Agent is authorized by the Borrowers to transfer the proceeds of the Revolving Loans requested pursuant to this Section 2.2, which account shall be reasonably acceptable to the Agent. The Agent shall be entitled to rely conclusively on any individual=s request for Revolving Loans on behalf of a Borrower, the proceeds of which are to be transferred to the account specified by the Borrowers pursuant to the immediately preceding sentence, until the Agent receives written notice from the Borrowers that the proceeds of the Revolving Loans are to be sent to a different account. The Agent shall have no duty to verify the identity of any individual representing himself or herself as a person authorized by any Borrower to make such requests on its behalf.

      No Liability. The Agent shall not incur any liability to the Borrowers as a result of acting upon any notice referred to in Section 2.2(b) and Section 2.2(c), which notice the Agent believes in good faith to have been given by an officer or other person duly authorized by a Borrower to request Revolving Loans on its behalf or for otherwise acting in good faith under this Section 2.2, and the crediting of Revolving Loans to a Borrower=s deposit account, or wire transfer to such Person as a Borrower shall direct, shall conclusively establish the obligation of the Borrowers to repay such Revolving Loans as provided herein.

      Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to Section 2.2(b) shall be irrevocable and such Borrower shall be bound to borrow the funds requested therein in accordance therewith.

      The Agent=s Election. Promptly after receipt of a Notice of Borrowing (or telephonic notice in lieu thereof) pursuant to Section 2.2(b), the Agent shall elect, in its discretion, (i) to have the terms of Section 2.2(g) apply to such requested Borrowing, or (ii) to request the Bank to make a Non-Ratable Loan pursuant to the terms of Section 2.2(h) in the amount of the requested Borrowing; provided, however, that if the Bank declines in its sole discretion to make a Non-Ratable Loan pursuant to Section 2.2(h), the Agent shall elect to have the terms of Section 2.2(g) apply to such requested Borrowing.

      Making of Revolving Loans.

          In the event that the Agent shall elect to have the terms of this Section 2.2(g) apply to a requested Borrowing as described in Section 2.2(f), then promptly after receipt of a Notice of Borrowing or telephonic notice pursuant to Section 2.2(b), the Agent shall notify the Lenders by telecopy, telephone, or other similar form of transmission, of the requested Borrowing. Each Lender shall make the amount of such Lender=s Pro Rata Share of the requested Borrowing available to the Agent in immediately available funds, to such account of the Agent as the Agent may designate, not later than 2:00 p.m. (Dallas, Texas time) on the Funding Date applicable thereto. After the Agent=s receipt of the proceeds of such Revolving Loans, the Agent shall make the proceeds of such Revolving Loans available to the applicable Borrower or Borrowers on the applicable Funding Date by transferring same day funds equal to the proceeds of such Revolving Loans received by the Agent to the account designated pursuant to Section 2.2(c) or disbursing such funds in such other manner as the Borrower requesting such Borrowing may direct to the Agent.

        Unless the Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent for the account of the Borrowers the amount of that Lender=s Pro Rata Share of the Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Funding Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Borrowers on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the applicable Borrower or Borrowers such amount, that Lender shall on the Business Day following such Funding Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice by the Agent submitted to any Lender with respect to amounts owing under this clause (ii) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Lender=s Revolving Loan for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Funding Date, the Agent will notify the Borrowers of such failure to fund and, upon demand by the Agent, the Borrowers shall pay such amount to the Agent for the Agent=s account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the Interest Rate applicable at the time to the Revolving Loans comprising such Borrowing. The failure of any Lender to make any Revolving Loan on any Funding Date (any such Lender, prior to the cure of such failure, being hereinafter referred to as a ADefaulting Lender@) shall not relieve any other Lender of any obligation hereunder to make a Revolving Loan on such Funding Date, but no Lender shall be responsible for the failure of any other Lender to make the Revolving Loan to be made by such other Lender on any Funding Date.

        The Agent shall not be obligated to transfer to a Defaulting Lender any payments made by any Borrower to the Agent for the Defaulting Lender=s benefit, nor shall a Defaulting Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by the Agent. The Agent may hold and, in its discretion, re-lend to any Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Any amounts so re-lent to a Borrower shall bear interest at the rate applicable to Base Rate Revolving Loans and for all other purposes of this Agreement shall be treated as if they were Revolving Loans, provided, however, that for purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a ALender@. Until a Defaulting Lender cures its failure to fund its Pro Rata Share of any Borrowing (A) such Defaulting Lender shall not be entitled to any portion of the Unused Line Fee and (B) the Unused Line Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing and shall be allocated among such performing Lenders ratably based upon their relative Commitments. This Section shall remain effective with respect to such Lender until such time as the Defaulting Lender shall no longer be in default of any of its obligations under this Agreement. The terms of this Section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by any Borrower of its duties and obligations hereunder.

      Making of Non-Ratable Loans.

          In the event the Agent shall elect, with the consent of the Bank, to have the terms of this Section 2.2(h) apply to a requested Borrowing as described in Section 2.2(f), the Bank shall make a Revolving Loan in the amount of such Borrowing (any such Revolving Loan made solely by the Bank pursuant to this Section 2.2(h) being referred to as a ANon-Ratable Loan@ and such Revolving Loans being referred to collectively as ANon-Ratable Loans@) available to the Borrowers on the Funding Date applicable thereto by transferring same day funds to the account of the Borrowers, designated pursuant to Section 2.2(c). Each Non-Ratable Loan shall be subject to all the terms and conditions applicable to other Revolving Loans except that all payments thereon shall be payable to the Bank solely for its own account (and for the account of the holder of any participation interest with respect to such Revolving Loan). The Agent shall not request the Bank to make any Non-Ratable Loan if (A) the Agent shall have received written notice from any Lender that one or more of the applicable conditions precedent set forth in Article 10 will not be satisfied on the requested Funding Date for the applicable Borrowing, or (B) the requested Borrowing would exceed the Availability on such Funding Date. The Agent shall not otherwise be required to determine whether the applicable conditions precedent set forth in Article 10 have been satisfied or the requested Borrowing would exceed the Availability on the Funding Date applicable thereto prior to making, in its sole discretion, any Non-Ratable Loan.

          The Non-Ratable Loans shall be secured by the Agent=s Liens in and to the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time .

      Agent Advances.

          Subject to the limitations set forth in the provisos contained in this Section 2.2(i), the Agent is hereby authorized by the Borrowers and the Lenders, from time to time in the Agent=s sole discretion, (A) after the occurrence of a Default or an Event of Default, or (B) at any time that any of the other applicable conditions precedent set forth in Article 10 have not been satisfied, to make Base Rate Revolving Loans to any Borrower on behalf of the Lenders which the Agent, in its reasonable business judgment, deems necessary or desirable (1) to preserve or protect the Collateral, or any portion thereof, (2) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or (3) to pay any other amount chargeable to the Borrowers pursuant to the terms of this Agreement, including costs, fees, and expenses as described in Section 15.7 (any of the advances described in this Section 2.2(i) being hereinafter referred to as AAgent Advances@); provided, that the Required Lenders may at any time revoke the Agent=s authorization contained in this Section 2.2(i) to make Agent Advances, any such revocation to be in writing and to become effective prospectively upon the Agent=s receipt thereof;

        The Agent Advances shall be repayable on demand and secured by the Agent=s Liens in and to the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to Base Rate Revolving Loans from time to time. The Agent shall notify each Lender in writing of each such Agent Advance; provided, that any delay or failure of the Agent in providing any such notice to any Lender shall not result in any liability or constitute the breach of any duty or obligation of the Agent hereunder.

      Settlement. Except as may be specifically provided otherwise by this Section 2.2, it is agreed that each Lender=s funded portion of the Revolving Loans is intended by the Lenders to be equal at all times to such Lender=s Pro Rata Share of the outstanding Revolving Loans. Notwithstanding such agreement, the Agent, the Bank, and the Lenders agree (which agreement shall not be for the benefit of or enforceable by the Borrowers) that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them as to the Revolving Loans, the Non-Ratable Loans, and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

          The Agent shall request settlement (a ASettlement@) with the Lenders on at least a weekly basis, or on a more frequent basis if so determined by the Agent, (A) on behalf of the Bank, with respect to each outstanding Non-Ratable Loan, (B) for itself, with respect to each Agent Advance, and (C) with respect to collections received, in each case, by notifying the Lenders of such requested Settlement by telecopy, telephone, or other similar form of transmission, of such requested Settlement, no later than 11:00 a.m. (Dallas, Texas time) on the date of such requested Settlement (the ASettlement Date@). Each Lender (other than the Bank, in the case of Non-Ratable Loans, and the Agent, in the case of Agent Advances) shall make the amount of such Lender=s Pro Rata Share of the outstanding principal amount of the Non-Ratable Loans and Agent Advances with respect to which Settlement is requested available to the Agent, to such account of the Agent as the Agent may designate, not later than 2:00 p.m. (Dallas, Texas time), on the Settlement Date applicable thereto, which may occur before or after the occurrence or during the continuation of a Default or an Event of Default and whether or not the applicable conditions precedent set forth in Article 10 have then been satisfied. Such amounts made available to the Agent shall be applied against the amounts of the applicable Non-Ratable Loan or Agent Advance and, together with the portion of such Non-Ratable Loan or Agent Advance representing the Bank=s Pro Rata Share thereof, shall constitute Revolving Loans of the Lenders, respectively. If any such amount is not made available to the Agent by any Lender on the Settlement Date applicable thereto, the Agent shall (A) on behalf of the Bank, with each outstanding Non-Ratable Loan, and (B) for itself, with respect to each Agent Advance, be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after the Settlement Date and thereafter at the Interest Rate then applicable to the Revolving Loans.

        Notwithstanding the foregoing, not more than one (1) Business Day after demand is made by the Agent (whether before or after the occurrence of a Default or an Event of Default and regardless of whether the Agent has requested a Settlement with respect to a Non-Ratable Loan or Agent Advance), each other Lender (A) shall irrevocably and unconditionally purchase and receive from the Bank or the Agent, as applicable, without recourse or warranty, an undivided interest and participation in such Non-Ratable Loan or Agent Advance equal to such Lender=s Pro Rata Share of such Non-Ratable Loan or Agent Advance and (B) if Settlement has not previously occurred with respect to such Non-Ratable Loans or Agent Advances, upon demand by the Bank or the Agent, as applicable, shall pay to the Bank or the Agent, as applicable, as the purchase price of such participation an amount equal to one-hundred percent (100%) of such Lender=s Pro Rata Share of such Non-Ratable Loans or Agent Advances. If such amount is not in fact made available to the Agent by any Lender, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after such demand and thereafter at the Interest Rate then applicable to Base Rate Revolving Loans.

        From and after the date, if any, on which any Lender purchases an undivided interest and participation in any Non-Ratable Loan or Agent Advance pursuant to clause (ii) preceding, the Agent shall promptly distribute to such Lender such Lender=s Pro Rata Share of all payments of principal and interest and all proceeds of Collateral received by the Agent in respect of such Non-Ratable Loan or Agent Advance.

        Between Settlement Dates, the Agent, to the extent no Agent Advances are outstanding, may pay over to the Bank any payments received by the Agent, which in accordance with the terms of this Agreement would be applied to the reduction of the Revolving Loans, for application to the Bank=s Revolving Loans including Non-Ratable Loans. If, as of any Settlement Date, collections received since the then immediately preceding Settlement Date have been applied to the Bank=s Revolving Loans (other than to Non-Ratable Loans or Agent Advances in which such Lender has not yet funded its purchase of a participation pursuant to Section 2.2(j)(ii), as provided for in the previous sentence, the Bank shall pay to the Agent for the accounts of the Lenders, to be applied to the outstanding Revolving Loans of such Lenders, an amount such that each Lender shall, upon receipt of such amount, have, as of such Settlement Date, its Pro Rata Share of the Revolving Loans. During the period between Settlement Dates, the Bank with respect to Non-Ratable Loans, the Agent with respect to Agent Advances, and each Lender with respect to the Revolving Loans other than Non-Ratable Loans and Agent Advances, shall be entitled to interest at the applicable rate or rates payable under this Agreement on the actual average daily amount of funds employed by the Bank, the Agent, and the Lenders.

      Notation. The Agent shall record on its books the principal amount of the Revolving Loans owing to each Lender, including the Non-Ratable Loans owing to the Bank and the Agent Advances owing to the Agent, from time to time. In addition, each Lender is authorized, at such Lender=s option, to note the date and amount of each payment or prepayment of principal of such Lender=s Revolving Loans in its books and records, including computer records, such books and records constituting presumptive evidence, absent manifest error, of the accuracy of the information contained therein.

      Lenders= Failure to Perform. All Revolving Loans (other than Non-Ratable Loans and Agent Advances) shall be made by the Lenders simultaneously and in accordance with their Pro Rata Shares. It is understood that (i) no Lender shall be responsible for any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, nor shall any Commitment of any Lender be increased or decreased as a result of any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, (ii) no failure by any Lender to perform its obligation to make any Revolving Loans hereunder shall excuse any other Lender from its obligation to make any Revolving Loans hereunder, and (iii)  the obligations of each Lender hereunder shall be several, not joint and several.

      Revolving Notes. The Borrowers shall execute and deliver to the Agent, on behalf of each Lender, effective as of the Closing Date and on the date of the assignment of any portion of any Lender=s Revolving Loans, a Revolving Note, to evidence such Lender=s Revolving Loans, in the principal amount equal to the amount of such Lender=s Commitment with respect to the Revolving Loans

    Term Loans.

      Amounts of Term Loans. Each Lender severally agrees to make a term loan (such term loan being referred to herein as a ATerm Loan@ and all such term loans being referred to collectively as the ATerm Loans@) to the Borrowers on the Closing Date in an amount equal to such Lender=s Pro Rata Share of $3,000,000. The Term Loans shall initially be Base Rate Term Loans.

      Making of Term Loans. Each Lender shall make the amount of such Lender=s Term Loan available to the Agent in same day funds, to such account of the Agent as the Agent may designate, not later than 2:00 p.m. (Dallas, Texas time) on the Closing Date. After the Agent=s receipt of the proceeds of the Term Loans, the Agent shall make the proceeds of the Term Loans available to the Borrowers on the Closing Date by transferring same day funds equal to the proceeds of the Term Loans received by the Agent to the account designated pursuant to Section 2.2(c) or disbursing such funds in such other manner as the Borrowers may direct to the Agent.

      Term Loan Notes. The Borrowers shall execute and deliver to the Agent, on behalf of each Lender, effective as of the Closing Date and on the date of the assignment of any portion of any Lender=s Term Loan, a Term Loan Note, to evidence such Lender=s Term Loan, in the principal amount equal to the amount of such Lender=s Commitment (or in the case of any such assignment, after the Closing Date, the outstanding amount assigned to such Lender) with respect to the Term Loans.

      Notation and Endorsement. The Agent shall record on its books the principal amount of the Term Loans owing to each Lender from time to time. In addition, each Lender is authorized, at such Lender=s option, to note the date and amount of each payment or prepayment of principal of such Lender=s Term Loans in its books and records, such books and records constituting presumptive evidence, absent manifest error, of the accuracy of the information contained therein. Prior to the transfer of a Term Loan Note, the applicable Lender shall endorse on the reverse side thereof the outstanding principal balance of the Term Loan evidenced thereby. Failure by such Lender to make such notation or endorsement shall not affect the obligations of the Borrower under such Term Loan Note or any of the other Loan Documents.

    Letters of Credit.

      Agreement to Issue or Cause To Issue. Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties of the Borrowers herein set forth, the Agent agrees (i) to cause the Letter of Credit Issuer to issue for the account of any of the Borrowers (whether one or more) one or more commercial/documentary and standby letters of credit (ALetters of Credit@) and/or (ii) to provide credit support or other enhancement to a Letter of Credit Issuer acceptable to the Agent, which issues a Letter of Credit for the account of a Borrower (any such credit support or enhancement being herein referred to as a ACredit Support@) in accordance with this Section 2.4 from time to time during the term of this Agreement.

      Amounts; Outside Expiration Date. The Agent shall not have any obligation to take steps to issue or cause to be issued any Letter of Credit or to provide Credit Support at any time if: (i) the maximum face amount of the requested Letter of Credit is greater than the Unused Letter of Credit Subfacility at such time; (ii) after taking into account the maximum undrawn amount of the requested Letter of Credit or Credit Support (provided that the requesting Borrower shall, to the Agent=s satisfaction, have made provision for all commissions, fees, and charges due from such Borrower in connection with the opening of the requested Letter of Credit or Credit Support), the Availability at such time would be less than $0; or (iii) such Letter of Credit or Credit Support has an expiration date later than thirty (30) days prior to the Stated Termination Date or more than twelve (12) months from the date of issuance for standby letters of credit and six (6) months for commercial or documentary letters of credit.

      Other Conditions. In addition to being subject to the satisfaction of the applicable conditions precedent contained in Article 10, the obligation of the Agent to issue or to cause to be issued any Letter of Credit or to provide Credit Support is subject to the following conditions precedent having been satisfied in a manner reasonably satisfactory to the Agent:

          The Borrowers shall have delivered to the Letter of Credit Issuer, at such times and in such manner as the Letter of Credit Issuer may prescribe, an application in form and substance satisfactory to the Letter of Credit Issuer and reasonably satisfactory to the Agent for the issuance of the Letter of Credit and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit shall be reasonably satisfactory to the Agent and the Letter of Credit Issuer (provided that in the event any term of such application or any other document is inconsistent with the terms of this Agreement, then the terms of this Agreement shall be controlling); and

          As of the date of issuance, no order of any court, arbitrator, or Governmental Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule, or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over money center banks generally shall prohibit, or request that the Letter of Credit Issuer refrain from, the issuance of letters of credit generally or the issuance of such Letters of Credit.

      Issuance of Letters of Credit.

          Request for Issuance. Any Borrower that wishes to cause the issuance of a Letter of Credit shall give the Agent two (2) Business Days prior written notice of the request for the issuance of such Letter of Credit. Such notice shall be irrevocable and shall specify the original face amount of the Letter of Credit requested, the effective date (which date shall be a Business Day) of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in partial draws, the date on which such requested Letter of Credit is to expire (which date shall be a Business Day), the purpose for which such Letter of Credit is to be issued, and the beneficiary of the requested Letter of Credit. The proposed form of the Letter of Credit shall be attached to such notice.

          Responsibilities of the Agent; Issuance. The Agent shall determine, as of the Business Day immediately preceding the requested effective date of issuance of the Letter of Credit set forth in the notice from a Borrower pursuant to Section 2.4(d)(i), (A) the amount of the Unused Letter of Credit Subfacility and (B) the Availability as of such date. If (Y) the undrawn amount of the requested Letter of Credit is not greater than the Unused Letter of Credit Subfacility, and (Z) the issuance of such requested Letter of Credit would not cause the Aggregate Revolver Outstandings to exceed the Borrowing Base or (and provided, that the requesting Borrower shall, to the Agent=s satisfaction, have made provision for all commissions, fees, and charges due from such Borrower in connection with the opening of the requested Letter of Credit) the Agent shall, so long as the other conditions required by this Agreement are met, cause the Letter of Credit Issuer to issue the requested Letter of Credit on such requested effective date of issuance.

        Notice of Issuance. On each Settlement Date, the Agent shall give notice to each Lender of the issuance of all Letters of Credit issued since the last Settlement Date.

        No Extensions or Amendments. The Agent shall not be obligated to cause the Letter of Credit Issuer to extend or amend any Letter of Credit issued pursuant hereto unless the requirements of this Section 2.4 are met as though a new Letter of Credit were being requested and issued. With respect to any Letter of Credit which contains any Aevergreen@ or automatic renewal provision, each Lender shall be deemed to have consented to any such extension or renewal unless any such Lender shall have provided to the Agent, not less than thirty (30) days prior to the last date on which the Letter of Credit Issuer can in accordance with the terms of the applicable Letter of Credit decline to extend or renew such Letter of Credit, written notice that it declines to consent to any such extension or renewal; provided, that if all of the requirements of this Section 2.4 are met and no Default or Event of Default exists, no Lender shall decline to consent to any such extension or renewal.

      Payments Pursuant to Letters of Credit.

          Payment of Letter of Credit Obligations. The Borrower for whose account any Letter of Credit is issued agrees immediately upon demand to reimburse the Letter of Credit Issuer for any draw under any such Letter of Credit and the Agent for the account of the Lenders upon any payment pursuant to any Credit Support, and to pay the Letter of Credit Issuer the amount of all other obligations and other amounts payable to the Letter of Credit Issuer under or in connection with any Letter of Credit immediately when due, irrespective of any claim, set-off, defense, or other right which the Borrower may have at any time against the Letter of Credit Issuer or any other Person.

        Revolving Loans to Satisfy Reimbursement Obligations. Each drawing under any Letter of Credit shall constitute a request by the applicable Borrower to the Agent for a Borrowing of a Base Rate Revolving Loan in the amount of such drawing. The Funding Date with respect to such Borrowing shall be the date of such drawing. In the event that the Letter of Credit Issuer of any Letter of Credit honors a draw under such Letter of Credit or the Agent shall have made any payment pursuant to any Credit Support and the Borrower for whose account such Letter of Credit was issued shall not have repaid such amount to the Letter of Credit Issuer of such Letter of Credit or the Agent, as applicable, pursuant to Section 2.4(e)(i), the Agent shall, upon receiving notice of such failure, notify each Lender of such failure, and each Lender shall unconditionally pay to the Agent, for the account of the Letter of Credit Issuer or the Agent, as applicable, as and when provided hereinbelow, an amount equal to such Lender=s Pro Rata Share of the amount of such payment in Dollars and in same day funds. If the Agent so notifies the Lenders prior to 11:00 a.m. (Dallas, Texas time) on any Business Day, each Lender shall make available to the Agent the amount of such payment, as provided in the immediately preceding sentence, on such Business Day. Such amounts paid by the Lenders to the Agent shall constitute Revolving Loans which shall be deemed to have been requested by such Borrower pursuant to Section 2.2 as made as provided by Section 4.8.

        Existing Letters of Credit. All amounts payable by any Borrower in respect of any Existing Letter of Credit are hereby reaffirmed and continued in full force and effect. All obligations of any Borrower for payment in respect of any obligations in respect of Existing Letters of Credit, as provided by any agreement under or pursuant to which any such Existing Letter of Credit was issued, are hereby renewed, continued, and reaffirmed under the terms of this Agreement and the other Loan Documents.

      Participations.

          Purchase of Participations. Immediately upon issuance of any Letter of Credit in accordance with Section 2.4(d), each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation equal to such Lender=s Pro Rata Share of the face amount of such Letter of Credit or the Credit Support provided through the Agent to the Letter of Credit Issuer, if not the Agent, in connection with the issuance of such Letter of Credit (including all obligations of the Borrower for whose account such Letter of Credit was issued and any security therefor or guaranty pertaining thereto).

          Sharing of Reimbursement Obligation Payments. Whenever the Agent receives a payment from a Borrower on account of reimbursement obligations in respect of a Letter of Credit or Credit Support as to which the Agent has previously received for the account of the Letter of Credit Issuer thereof payment from a Lender pursuant to Section 2.4(e)(ii), the Agent shall promptly pay to such Lender such Lender=s Pro Rata Share of such payment from such Borrower in Dollars. Each such payment shall be made by the Agent on the Business Day on which the Agent receives immediately available funds paid to such Person pursuant to the immediately preceding sentence, if received prior to 2:00 p.m. (Dallas, Texas time) on such Business Day and otherwise on the next succeeding Business Day.

          Documentation. Upon the request of any Lender, the Agent shall furnish to such Lender copies of any Letter of Credit, Credit Support, reimbursement agreements executed in connection therewith, applications for any Letter of Credit, and such other documentation as may reasonably be requested by such Lender.

        Obligations Irrevocable. The obligations of each Lender to make payments to the Agent with respect to any Letter of Credit or with respect to their participation therein or with respect to any Credit Support or with respect to the Revolving Loans made as a result of a drawing under a Letter of Credit and the obligations of the Borrower or Borrowers for whose account such Letter of Credit or Credit Support was issued to make payments to the Agent, for the account of the Lenders, shall be irrevocable, not subject to any qualification or exception whatsoever, including any of the following circumstances:

            any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

            the existence of any claim, set-off, defense, or other right which such Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, the Agent, the issuer of such Letter of Credit, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein, or any unrelated transactions (including any underlying transactions between such Borrower or any other Person and the beneficiary named in any Letter of Credit);

            any draft, certificate, or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid, or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

            the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents; or

            the occurrence of any Default or Event of Default.

      Recovery or Avoidance of Payments. In the event any payment by or on behalf of any Borrower received by the Agent with respect to any Letter of Credit or Credit Support and distributed by the Agent to the Lenders on account of their respective participations therein is thereafter set aside, avoided, or recovered from the Agent in connection with any receivership, liquidation, or bankruptcy proceeding, the Lenders shall, upon demand by the Agent, pay to the Agent their respective Pro Rata Shares of such amount set aside, avoided, or recovered, together with interest at the rate required to be paid by the Agent upon the amount required to be repaid by it.

      Indemnification; Exoneration; Power of Attorney

          Indemnification. IN ADDITION TO AMOUNTS PAYABLE AS ELSEWHERE PROVIDED IN THIS SECTION 2.4, EACH BORROWER HEREBY AGREES TO PROTECT, INDEMNIFY, PAY, AND SAVE THE LENDERS AND THE AGENT HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, DEMANDS, LIABILITIES, DAMAGES, LOSSES, COSTS, CHARGES, AND EXPENSES (INCLUDING ATTORNEYS COSTS) WHICH ANY LENDER OR THE AGENT (OTHER THAN THE BANK IN ITS CAPACITY AS THE LETTER OF CREDIT ISSUER) MAY INCUR OR BE SUBJECT TO AS A CONSEQUENCE, DIRECT OR INDIRECT, OF THE ISSUANCE OF ANY LETTER OF CREDIT OR THE PROVISION OF ANY CREDIT SUPPORT OR ENHANCEMENT IN CONNECTION THEREWITH (OTHER THAN ANY SUCH CLAIMS, DEMANDS, LIABILITIES, DAMAGES, LOSSES, COSTS, CHARGES, AND EXPENSES RESULTING FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH LENDER OR THE AGENT). THE AGREEMENT IN THIS SECTION 2.4(h)(i) SHALL SURVIVE PAYMENT OF ALL OBLIGATIONS. NOTHING CONTAINED IN THIS AGREEMENT IS INTENDED TO LIMIT ANY BORROWER=S RIGHTS, IF ANY, WITH RESPECT TO THE LETTER OF CREDIT ISSUER WHICH ARISE AS A RESULT OF THE LETTER OF CREDIT APPLICATION AND RELATED DOCUMENTS EXECUTED BY AND BETWEEN ANY BORROWER AND THE LETTER OF CREDIT ISSUER.

          Assumption of Risk by the Borrowers. As among the Borrowers, the Lenders, and the Agent, the Borrowers assume all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Lenders and the Agent shall not be responsible for: (A) the form, validity, sufficiency, accuracy, genuineness, or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent, or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit; (D) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex, or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof; (G) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (H) any consequences arising from causes beyond the control of the Lenders or the Agent, including any act or omission, whether rightful or wrongful, of any present or future de jure or de facto Governmental Authority. None of the foregoing shall affect, impair, or prevent the vesting of any rights or powers of the Agent or any Lender under this Section 2.4(h).

        Exoneration. In furtherance and extension, and not in limitation, of the specific provisions set forth above, any action taken or omitted by the Agent or any Lender under or in connection with any of the Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Agent or any Lender under any resulting liability to any Borrower or relieve any Borrower of any of its obligations hereunder to any such Person. Nothing contained in this Agreement is intended to limit any Borrower=s rights, if any, with respect to the Letter of Credit Issuer which arise as a result of the letter of credit application and related documents executed by and between such Borrower and the Letter of Credit Issuer .

        Indemnification by Lenders. The Lenders agree to indemnify the Letter of Credit Issuer (to the extent not reimbursed by the Borrowers and without limiting the obligations of the Borrowers hereunder) ratably in accordance with their respective Pro Rata Shares, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including Attorney Costs), or disbursements of any kind and nature whatsoever that may be imposed on, incurred by, or asserted against the Letter of Credit Issuer in any way relating to or arising out of any Letter of Credit or the transactions contemplated thereby or any action taken or omitted by the Letter of Credit Issuer under any Letter of Credit or any Loan Document in connection therewith; provided that no Lender shall be liable for any of the foregoing to the extent it arises from the gross negligence or willful misconduct of the Person to be indemnified. Without limitation of the foregoing, each Lender agrees to reimburse the Letter of Credit Issuer promptly upon demand for its Pro Rata Share of any costs or expenses payable by any Borrower to the Letter of Credit Issuer, to the extent that the Letter of Credit Issuer is not promptly reimbursed for such costs and expenses by a Borrower. The agreement contained in this Section shall survive payment in full of all Obligations.

        Power of Attorney. In connection with all Inventory financed by Letters of Credit, each Borrower hereby appoints the Agent, or the Agent=s designee, as its attorney, with full power and authority: (A) to sign and/or endorse such Borrower=s name upon any warehouse or other receipts; (B) to sign such Borrower=s name on bills of lading and other negotiable and non-negotiable documents; (C) to clear Inventory through customs in the Agent=s or such Borrower=s name, and to sign and deliver to customs officials powers of attorney in such Borrower=s name for such purpose; (D) to complete in such Borrower=s or the Agent=s name, any order, sale, or transaction, obtain the necessary documents in connection therewith, and collect the proceeds thereof; and (E) to do such other acts and things as are necessary in order to enable the Agent to obtain possession or control of such Inventory and to obtain payment of the Obligations. Neither the Agent nor its designee, as such Borrower=s attorney, will be liable for any acts or omissions, nor for any error of judgment or mistakes of fact or law other than for gross negligence or willful misconduct. This power, being coupled with an interest, is irrevocable until all Obligations have been paid and satisfied.

        Account Party. Each Borrower hereby authorizes and directs the Letter of Credit Issuer to name any Borrower as the AAccount Party@ therein and to deliver to the Agent all instruments, documents, and other writings and property received by the Letter of Credit Issuer pursuant to the Letter of Credit, and to accept and rely upon the Agent=s instructions and agreements with respect to all matters arising in connection with the Letter of Credit or the application therefor.

        Control of Inventory. In connection with all Inventory financed by Letters of Credit, each Borrower for whose account such Letter of Credit was issued will, at the Agent=s request, instruct all suppliers, carriers, forwarders, customs brokers, warehouses, or others receiving or holding cash, checks, Inventory, documents, or instruments in which the Agent holds a security interest to deliver them to the Agent and/or subject to the Agent=s order, and if they shall come into such Borrower=s possession, to deliver them, upon request, to the Agent in their original form. Each such Borrower shall also, at the Agent=s request, designate the Agent as the consignee on all bills of lading and other negotiable and non-negotiable documents.

      Supporting Letter of Credit; Cash Collateral. If, notwithstanding the provisions of Section 2.4(b) and Section 12.1 any Letter of Credit or Credit Support is outstanding upon the termination of this Agreement, then upon such termination the Borrower for whose account such Letter of Credit or such Credit Support was issued shall deposit with the Agent, for the ratable benefit of the Agent and the Lenders, with respect to each such Letter of Credit or such Credit Support then outstanding, as the Majority Lenders in their discretion shall specify, either (i) a standby letter of credit (a ASupporting Letter of Credit@) in form and substance satisfactory to the Agent, issued by an issuer satisfactory to the Agent in an amount equal to the greatest amount for which such Letter of Credit or such Credit Support may be drawn plus any fees and expenses associated with such Letter of Credit or such Credit Support, under which Supporting Letter of Credit the Agent is entitled to draw amounts necessary to reimburse the Agent and the Lenders for payments to be made by the Agent and the Lenders under such Letter of Credit or such Credit Support and any fees and expenses associated with such Letter of Credit or such Credit Support, or (ii) cash in amounts necessary to reimburse the Agent and the Lenders for payments made by the Agent or the Lenders under such Letter of Credit or such Credit Support and any fees and expenses associated with such Letter of Credit or such Credit Support. Such Supporting Letter of Credit or deposit of cash shall be held by the Agent, for the ratable benefit of the Agent and the Lenders, as security for, and to provide for the payment of, the aggregate undrawn amount of such Letters of Credit or such Credit Support remaining outstanding.

    Bank Products. Any Borrower may request and the Bank may, in its sole and absolute discretion, arrange for such Borrower to obtain from the Bank or the Bank=s Affiliates Bank Products although no Borrower is required to do so. To the extent Bank Products are provided by an Affiliate of the Bank, each Borrower agrees to indemnify and hold the Bank and the Lenders harmless from any and all costs and obligations now or hereafter incurred by the Bank or any of the Lenders which arise from the indemnity given by the Bank to its Affiliates related to such Bank Products; provided, however, nothing contained herein is intended to limit any Borrower=s rights with respect to the Bank or its Affiliates, if any, which arise as a result of the execution of documents by and between any such Borrower and the Bank which relate to Bank Products. The agreement contained in this Section shall survive termination of this Agreement. Each Borrower acknowledges and agrees that the obtaining of Bank Products from the Bank or the Bank=s Affiliates (a) is in the sole and absolute discretion of the Bank or the Bank=s Affiliates, and (b) is subject to all rules and regulations of the Bank or the Bank=s Affiliates.

    Existing Letters of Credit. On and after the Closing Date, the Existing Letters of Credit, if any, and related payment obligations (a) shall be deemed to have been issued under, and the payment obligations in respect thereof shall be governed by and have the benefits of, this Agreement and the other Loan Documents, provided that in the event any provision of any agreement between such Borrower and the issuing bank of any Existing Letter of Credit is inconsistent with this Agreement, the terms of this Agreement shall control and (b) shall be deemed included as a Letter of Credit under the terms of this Agreement.

  INTEREST AND FEES

    Interest.

      Interest Rates. All outstanding Obligations shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on accrued interest thereon not paid when due) from the date made until paid in full in cash at a rate determined by reference to the Base Rate or the LIBOR Rate, as applicable, and this Section 3.1(a), but not to exceed the Maximum Rate. Any of the Loans may be converted into, or continued as, Base Rate Loans or LIBOR Rate Loans, subject to, and in the manner provided, in Section 3.2. If at any time Loans are outstanding with respect to which notice has not been delivered to the Agent in accordance with the terms of this Agreement specifying the basis for determining the interest rate applicable thereto, then those Loans shall be Base Rate Loans and shall bear interest at a rate determined by reference to the Base Rate until notice to the contrary has been given to the Agent in accordance with this Agreement and such notice has become effective. Except as otherwise provided herein, the outstanding Obligations shall bear interest as follows:

        For all Base Rate and other Obligations (other than LIBOR Rate Loans) at a fluctuating per annum rate equal to the lesser of (A) the Base Rate or (B) the Maximum Rate; and

        For all LIBOR Rate Loans at a per annum rate equal to the lesser of (A) the LIBOR Rate plus the Applicable Margin or (B) the Maximum Rate.

      Each change in the Base Rate shall be reflected in the interest rate described in clause (i) preceding as of the effective date of such change. Subject to Section 3.7, all interest charges shall be computed on the basis of a year of 360 days and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year).

      Default Rate. If any Default or Event of Default occurs and is continuing and the Agent or the Majority Lenders in their discretion so elect, then, while any such Default or Event of Default is continuing, all of the Obligations shall bear interest at a rate per annum equal to the lesser of (i) the Default Rate applicable thereto or (ii) the Maximum Rate.

    Conversion and Continuation Elections.

      A Borrower may, upon irrevocable written notice to the Agent in accordance with Section 3.2(b):

        elect, as of any Business Day, in the case of Base Rate Loans to convert any such Loans (or any part thereof in an amount not less than $1,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into LIBOR Rate Loans; or

        elect, as of the last day of the applicable Interest Period, to continue any LIBOR Rate Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $1,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

      provided, that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $1,000,000, such LIBOR Rate Loans shall, effective as of the expiration date of the applicable Interest Period, automatically convert into Base Rate Loans, and on and after such date the right of the Borrowers to continue such Loans as, and convert such Loans into, LIBOR Rate Loans, as the case may be, shall terminate, provided further that if the notice shall fail to specify the duration of the Interest Period, such Interest Period shall be one month.

      The Borrowers shall deliver a notice of conversion/continuation in the form of Exhibit E (a ANotice of Conversion/Continuation@) to be received by the Agent not later than 11:00 a.m. (Dallas, Texas time) at least three (3) Business Days in advance of the Conversion/Continuation Date, if the Loans are to be converted into or continued as LIBOR Rate Loans and specifying:

        the proposed Conversion/Continuation Date;

        the Loans and the aggregate amount of such Loans to be converted or renewed;

        the type of Loans resulting from the proposed conversion or continuation; and

        the duration of the requested Interest Period; provided, however, the Borrowers may not select an Interest Period with respect to any portion of the Term Loans which extends beyond an installment payment date for the Term Loans unless, after giving effect to such election, the portion of the Term Loans not subject to Interest Periods ending after such installment payment date is equal to or greater than the principal due on such installment payment date.

      If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, the Borrowers have failed to timely select a new Interest Period to be applicable to LIBOR Rate Loans or if any Default or Event of Default then exists, the Borrowers shall be deemed to have elected to convert such LIBOR Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

      The Agent will promptly notify each Lender of its receipt of a Notice of Conversion/Continuation. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the Notice of Conversion/Continuation was given held by each Lender.

      During the existence of a Default or Event of Default, the Borrowers may not elect to have a Loan converted into or continued as a LIBOR Rate Loan.

      After giving effect to any conversion or continuation of Loans, there may not be more than three (3) different Interest Periods in effect hereunder.

    Maximum Interest Rate. If the Interest Rate, absent the limitation set forth in this Section 3.3, would have exceeded the Maximum Rate, then the Interest Rate shall be the Maximum Rate, and, if in the future, the Interest Rate would otherwise be less than the Maximum Rate, then the Interest Rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 3.3, have been paid or accrued if the Interest Rate otherwise set forth in this Agreement had at all times been in effect, then the Borrowers shall, to the extent permitted by applicable law, pay the Agent, for the account of the Lenders, an amount equal to the excess of (a) the lesser of (i) the amount of interest which would have been paid or accrued if the Maximum Rate had, at all times, been in effect or (ii) the amount of interest which would have been paid or accrued had the interest rate otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement.

    Unused Line Fee. Until the Loans have been paid in full and this Agreement terminated, the Borrowers agree to pay, on the first day of each month and on the Termination Date, to the Agent, for the account of the Lenders, in accordance with their respective Pro Rata Shares, an unused line fee (the AUnused Line Fee@) equal to three-eights of one percent (3/8%) per annum times the amount by which the Maximum Revolver Amount exceeded the sum of the average daily outstanding amount of the Revolving Loans and the average daily undrawn face amount of all outstanding Letters of Credit and Credit Support, during the immediately preceding month or shorter period if calculated on the Termination Date. Subject to Section 3.7, the Unused Line Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed. For purposes of calculating the Unused Line Fee pursuant to this Section 3.4, any payment received by the Agent in immediately available funds (if received prior to 2:00 p.m. Dallas, Texas time) shall be deemed to be credited to the Borrowers= Loan Account on the date such payment is received by the Agent, notwithstanding Section 6.9.

    Letter of Credit Fee. The Borrowers agree to pay to the Agent, for the account of the Lenders, in accordance with their respective Pro Rata Shares, for each Letter of Credit or Credit Support, a fee (the ALetter of Credit Fee@) equal to the Letter of Credit Fee Percentage per annum of the undrawn face amount of each Letter of Credit, plus all out-of-pocket costs, fees, and expenses incurred by the Agent in connection with the application for, processing of, issuance of, or amendment to any Letter of Credit, which costs, fees, and expenses shall include a Afronting fee@ of one-quarter of one percent (0.25%) per annum payable to such issuer. The Letter of Credit Fee shall be payable monthly in arrears on the first day of each month following any month in which a Letter of Credit was issued and/or in which a Letter of Credit remains outstanding and on the Termination Date. The Letter of Credit Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.

    Other Fees. The Borrowers agree to pay all other fees and expenses set forth in the certain letter agreement, dated as of the Closing Date among the Agent and the Borrowers.

    Interest Limitation. Each of the Agent, the Lenders, and each Borrower acknowledges, agrees, and declares that it is its intention to expressly comply with all Requirements of Law in respect of limitations on the amount or rate of interest that can legally be contracted for, charged, or received under or in connection with the Loan Documents. Notwithstanding anything to the contrary contained in any Loan Document (even if any such provision expressly declares that it controls all other provisions of the Loan Documents), in no contingency or event whatsoever shall the amount of interest (including the aggregate of all charges, fees, benefits, or other compensation which constitutes interest under any Requirement of Law) under the Loan Documents paid by any Borrower, received by the Agent, the Letter of Credit Issuer, or any Lender, agreed to be paid by any Borrower, or requested or demanded to be paid by the Agent, the Letter of Credit Issuer, or any Lender, exceed the Maximum Rate, and all provisions of the Loan Documents in respect of the contracting for, charging, or receiving compensation for the use, forbearance, or detention of money shall be limited as provided by this Section 3.7. In the event any such interest is paid to the Agent, the Letter of Credit Issuer, or any Lender by the Borrowers, or any of them, in an amount or at a rate which would exceed the Maximum Rate, the Agent, the Letter of Credit Issuer, or such Lender, as the case may be, shall automatically apply such excess to any unpaid amount of the Obligations other than interest, in inverse order of maturity, or if the amount of such excess exceeds said unpaid amount, such excess shall be paid to the paying Borrowers or Borrower, as applicable. All interest paid, or agreed to be paid, by any Borrower, or taken, reserved, or received by the Agent, the Letter of Credit Issuer, or any Lender, shall be amortized, prorated, spread, and allocated in respect of the Obligations throughout the full term of this Agreement. Notwithstanding any provision contained in any of the Loan Documents, or in any other related documents executed pursuant hereto, neither the Agent, the Letter of Credit Issuer, nor any Lender shall ever be entitled to charge, receive, take, reserve, collect, or apply as interest any amount which, together with all other interest under the Loan Documents would result in a rate of interest under the Loan Documents in excess of the Maximum Rate and, in the event the Agent, the Letter of Credit Issuer, or any Lender ever charges, receives, takes, reserves, collects, or applies any amount in respect of the Borrowers, or any of them, that otherwise would, together with all other interest under the Loan Documents, be in excess of the Maximum Rate, such amount shall automatically be deemed to be applied in reduction of the unpaid principal balance of the Obligations and, if such principal balance is paid in full, any remaining excess shall forthwith be paid to the applicable Borrowers or Borrower. The Borrowers, the Agent, the Letter of Credit Issuer, and the Lenders shall, to the maximum extent permitted under any Requirement of Law, (i) characterize any non-principal payment as a standby fee, commitment fee, prepayment charge, delinquency charge, expense, or reimbursement for a third-party expense rather than as interest and (ii) exclude prepayments, acceleration, and the effect thereof. Nothing in any Loan Document shall be construed or so operate as to require or obligate the Borrowers, or any of them, to pay any interest, fees, costs, or charges greater than is permitted by any Requirement of Law. Subject to the foregoing, the Borrowers hereby agree that the actual effective rate of interest from time to time existing under the Loan Documents, including all amounts agreed to by the Borrowers or charged or received by the Agent, the Letter of Credit Issuer, or the Lenders pursuant to and in accordance with the Loan Documents, which may be deemed to be interest under any Requirement of Law, shall be deemed to be a rate which is agreed to and stipulated by the Borrowers and the Lenders in accordance with Requirements of Law.

  PAYMENTS AND PREPAYMENTS

    Revolving Loans. The Borrowers shall repay the outstanding principal balance of the Revolving Loans together with all other Obligations, plus all accrued but unpaid interest thereon, on the Termination Date. The Borrowers may prepay Revolving Loans at any time, and reborrow subject to the terms of this Agreement; provided, however, that with respect to any LIBOR Rate Revolving Loans prepaid prior to the expiration date of the Interest Period applicable thereto, the Borrowers shall pay to the Agent, for the account of the Lenders, the amounts described in Section 5.4. In addition, and without limiting the generality of the foregoing, upon demand the Borrowers shall pay to the Agent, for the account of the Lenders, the amount, if any and without duplication, by which the Aggregate Revolver Outstandings less the aggregate amount of Pending Revolving Loans exceeds the Borrowing Base. Accrued interest on the Revolving Loans shall be due and payable in arrears as follows: (a) in the case of Base Rate Revolving Loans, on the first day of each calendar month and on the Termination Date; (b) in the case of LIBOR Rate Revolving Loans and with respect to each such Loan (i) on the last day of the Interest Period with respect thereto and (ii) on the Termination Date.

    Termination of Facility. The Borrowers may terminate this Agreement upon at least sixty (60) Business Days notice to the Agent and the Lenders, upon (i) the payment in full of all outstanding Revolving Loans, together with accrued and unpaid interest thereon, and the cancellation and return of all outstanding Letters of Credit (or, alternatively, with respect to each such Letter of Credit, the furnishing to the Agent, for the benefit of the Lenders of a Supporting Letter of Credit or cash deposit, in each case in amounts and in the manner required by Section 2.4(i)), (ii) the payment in full of the Term Loans, together with accrued and unpaid interest thereon, (iii) the payment of the early termination fee set forth in the next sentence, (iv) the payment in full in cash of all other Obligations together with accrued and unpaid interest thereon, and (v) with respect to any LIBOR Rate Loans prepaid in connection with such termination prior to the expiration date of the Interest Period applicable thereto, the payment of the amounts described in Section 5.4. If this Agreement is terminated at any time prior to the Stated Termination Date, whether pursuant to this Section or pursuant to Section 11.2, the Borrowers shall pay to the Agent, for the account of the Lenders, an early termination fee determined in accordance with the following table:

Period during which early termination occurs	Early Termination Fee
On or prior to the first Anniversary Date occurring after the Closing Date	One percent (1.00%) of the Total Facility
After the first Anniversary Date occurring after the Closing Date but on or prior to the second Anniversary Date occurring after the Closing Date	One half of one percent (0.50%) of the Total Facility

    Notwithstanding the foregoing, no such early termination fee shall be payable in the event this Agreement is terminated in connection with refinancing the Obligations in a transaction in which the Bank or any of its Affiliates provides or arranges replacement financing.

    Repayment of the Term Loans. The Borrowers shall pay to the Agent, for the account of the Lenders holding Term Loans, the outstanding principal amount of the Term Loans in installments as follows:

    (a) consecutive quarterly principal installments of $250,000 due and payable on the last day of each Fiscal Quarter, beginning with the Fiscal Quarter ending April 30, 2001, and continuing on the last day of each Fiscal Quarter thereafter; and

    (b) in any event, all unpaid Obligations in respect of the Term Loans are due and payable on the Termination Date.

    Accrued interest on the Term Loans shall be due and payable as follows: (a) in the case of Base Rate Term Loans, on the first day of each calendar month and on the Termination Date and (b) in the case of LIBOR Rate Term Loans and with respect to each such Loan (i) on the last day of the Interest Period with respect thereto and (ii) on the Termination Date.

    Voluntary Prepayments of the Term Loans. The Borrowers may prepay the principal of the Term Loans, in whole or in part, at any time and from time to time upon (a) at least five (5) Business Days prior written notice to the Agent and the Lenders and (b) payment of, with respect to any LIBOR Rate Term Loans to be prepaid prior to the expiration date of the Interest Period applicable thereto, the amounts described in Section 5.4. All voluntary prepayments of the principal of the Term Loans shall be accompanied by the payment of all accrued but unpaid interest on the Term Loans to the date of prepayment. Any voluntary prepayment under this Section 4.4 of less than all of the outstanding principal of the Term Loans shall be applied to the installments of principal of the Term Loans in the inverse order of maturity. Amounts prepaid in respect of the Term Loans pursuant to this Section 4.4 may not be reborrowed.

    Prepayments from Asset Dispositions. All proceeds or other cash payments received by any Borrower pursuant to any transaction of merger, reorganization, consolidation, transfer, sale, assignment, lease, or other disposition allowed by Section 9.9(c) (other than the sale of Inventory in the ordinary course of business), and Section 9.19 net of related actual transaction costs and expenses, shall be paid to the Agent, promptly upon such receipt, for application to the Obligations in such manner as the Agent shall determine in its sole discretion.

    Mandatory Prepayment of the Term Loans.

    (a) On or before 120 days after the last day of each Fiscal Year, the Borrowers shall pay to the Agent, for the account of the Lenders holding Term Loans, an amount equal to twenty-five percent (25%) of Free Cash Flow determined for such Fiscal Year. Any prepayment under this Section 4.6(a) of less than all of the outstanding principal of the Term Loans shall be applied first to the payment of all accrued but unpaid interest on the Term Loans to the date of prepayment and then to the installments of principal of the Term Loans in the inverse order of maturity.

    (b) The Borrowers shall prepay the entire unpaid balance of Term Loans, and all accrued but unpaid interest thereon, on the Termination Date.

    In connection with any such prepayment under this Section, if any LIBOR Rate Term Loans are prepaid prior to the expiration date of the Interest Period applicable thereto, the Borrowers shall pay to the Lenders the amounts described in Section 5.4.

    Payments by the Borrowers

        All payments to be made by the Borrowers shall be made without set-off, recoupment, or counterclaim. Except as otherwise expressly provided herein, all payments by the Borrowers shall be made to the Agent for the account of the Lenders at the Agent=s address set forth in Section 15.8, and shall be made in Dollars and in immediately available funds, no later than 2:00 p.m. (Dallas, Texas time) on the date specified herein. Any payment received by the Agent later than 2:00 p.m. (Dallas, Texas time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

      Subject to the provisions set forth in the definition of Interest Period, whenever any payment is due on a day other than a Business Day, such payment shall be due on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

      Unless the Agent receives notice from the Borrowers prior to the date on which any payment is due to the Lenders that the Borrowers will not make such payment in full as and when required, the Agent may assume that the Borrowers have made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrowers have not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

    Payments as Revolving Loans. All payments of principal, interest, reimbursement obligations in connection with Letters of Credit and Credit Support, fees, premiums, and other sums payable hereunder, including all reimbursement for expenses pursuant to Section 15.7, may, at the option of the Agent, in its sole discretion, subject only to the terms of this Section 4.8, be paid from the proceeds of Revolving Loans made hereunder, whether made following a request by the Borrowers, or any of them, pursuant to Section 2.2 or a deemed request as provided in this Section 4.8. The Borrowers hereby irrevocably authorize the Agent to charge the Loan Account for the purpose of paying principal, interest, reimbursement obligations in connection with Letters of Credit and Credit Support, fees, premiums, and other sums payable hereunder, including reimbursing expenses pursuant to Section 15.7, and agrees that all such amounts charged shall constitute Revolving Loans (including Non-Ratable Loans and Agent Advances) and that all such Revolving Loans so made shall be deemed to have been requested pursuant to Section 2.2.

    Apportionment, Application, and Reversal of Payments. Except as otherwise expressly provided herein, aggregate principal and interest payments shall be apportioned ratably among the Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender) and payments of the fees shall, as applicable, be apportioned ratably among the Lenders. All payments shall be remitted to the Agent and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by the Agent, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities, or expense reimbursements, including any amounts relating to Bank Products, then due to the Agent from the Borrowers; second, to pay any fees or expense reimbursements then due to the Lenders from the Borrowers; third, to pay interest due in respect of all Revolving Loans, including Non-Ratable Loans and Agent Advances; fourth, to pay or prepay principal of the Non-Ratable Loans and Agent Advances; fifth, to pay or prepay principal of the Revolving Loans (other than Non-Ratable Loans and Agent Advances) and unpaid reimbursement obligations in respect of Letters of Credit; sixth, to pay or prepay principal of Term Loans; and seventh, to the payment of any other Obligation, including any amounts relating to Bank Products due to the Agent or any Lender by the Borrowers. Notwithstanding anything to the contrary contained in this Agreement, unless so directed by a Borrower, or unless an Event of Default has occurred and is continuing, neither the Agent nor any Lender shall apply any payments which it receives to any LIBOR Rate Revolving Loan or LIBOR Rate Term Loan, except (a) on the expiration date of the Interest Period applicable to any such LIBOR Rate Loan, or (b) in the event, and only to the extent, that there are no outstanding Base Rate Revolving Loans or Base Rate Term Loans. The Agent shall promptly distribute to each Lender, pursuant to the applicable wire transfer instructions received from each Lender in writing, such funds as it may be entitled to receive, subject to a Settlement delay as provided for in Section 2.2(j). The Agent and the Lenders shall have the continuing and exclusive right to apply and reverse and reapply any and all such proceeds and payments to any portion of the Obligations.

    Indemnity for Returned Payments. If after receipt of any payment which is applied to the payment of all or any part of the Obligations, the Agent or any Lender is for any reason compelled to surrender such payment or proceeds to any Person because such payment or application of proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, impermissible set-off, or a diversion of trust funds, or for any other reason, then the Obligations or part thereof intended to be satisfied shall be revived and continued and this Agreement shall continue in full force as if such payment or proceeds had not been received by the Agent or such Lender and the Borrowers shall be liable to pay to the Agent and the Lenders, and each Borrower hereby does indemnify the Agent and the Lenders and hold the Agent and the Lenders harmless for the amount of such payment or proceeds surrendered. The provisions of this Section 4.10 shall be and remain effective notwithstanding any contrary action which may have been taken by the Agent or any Lender in reliance upon such payment or application of proceeds, and any such contrary action so taken shall be without prejudice to the Agent=s and the Lenders= rights under this Agreement and shall be deemed to have been conditioned upon such payment or application of proceeds having become final and irrevocable. The provisions of this Section 4.10 shall survive the termination of this Agreement.

    The Agent=s and the Lenders= Books and Records; Monthly Statements. The Borrowers agree that the Agent=s and each Lender=s books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Agent will provide to the Borrowers a monthly statement of Loans, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on the Borrowers and an account stated (except for reversals and reapplications of payments made as provided in Section 4.9 and corrections of errors discovered by the Agent), unless a Borrower notifies the Agent in writing to the contrary within ninety (90) days after such statement is rendered. In the event a timely written notice of objections is given by a Borrower, only the items to which exception is expressly made will be considered to be disputed.

  TAXES, YIELD PROTECTION, AND ILLEGALITY

    Taxes.

      Any and all payments by or on behalf of the Borrowers, or any of them, to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrowers shall pay all Other Taxes.

      The Borrowers agree to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender or the Agent and any liability (including penalties, interest, additions to tax, and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within thirty (30) days after the date the Lender or the Agent makes written demand therefor.

      If the Borrowers shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

        the sum payable shall be increased as necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

        the Borrowers shall make such deductions and withholdings;

        the Borrowers shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with any Requirement of Law; and

        the Borrowers shall also pay to each Lender, or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes or Other Taxes had not been imposed.

      Within thirty (30) days after the date of any payment by the Borrowers of Taxes or Other Taxes, the Borrowers shall furnish to the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

      If the Borrowers are required to pay additional amounts to any Lender or the Agent pursuant to Section 5.1(c), then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its lending office so as to eliminate any such additional payment by the Borrowers which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

    Illegality.

      If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for such Lender or its applicable lending office to make LIBOR Rate Loans, then, on notice thereof by such Lender to the Borrowers through the Agent, any obligation of such Lender to make LIBOR Rate Loans shall be suspended until such Lender notifies the Agent and the Borrowers that the circumstances giving rise to such determination no longer exist.

      If a Lender determines that it is unlawful to maintain any LIBOR Rate Loan, the Borrowers shall, upon receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Rate Loans of such Lender then outstanding, together with accrued and unpaid interest thereon and amounts required under Section 5.4, either on the last day of the Interest Period thereof, if such Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if such Lender may not lawfully continue to maintain such LIBOR Rate Loans. If the Borrowers are required to so prepay any LIBOR Rate Loans, then concurrently with such prepayment, the Borrowers shall borrow from the affected Lender, in the amount of such prepayment, a Base Rate Loan.

    Increased Costs and Reduction of Return.

      If any Lender determines that due to either (i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Lender of agreeing to make or making, funding, or maintaining any LIBOR Rate Loans, then the Borrowers shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent, for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

      If any Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by such Lender or any corporation or other entity controlling such Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation or other entity controlling such Lender and (taking into consideration such Lender=s or such corporation=s or other entity=s policies with respect to capital adequacy and such Lender=s desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitments, loans, credits, or obligations under this Agreement, then, upon demand of such Lender to the Borrowers through the Agent, the Borrowers shall pay to such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender for such increase.

    Funding Losses. The Borrowers shall reimburse each Lender and hold each Lender harmless from any loss or expense which such Lender may sustain or incur as a consequence of:

      the failure of the Borrowers to make on a timely basis any payment of principal of any LIBOR Rate Loan;

      the failure of the Borrowers to borrow, continue, or convert a Loan after the Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/Continuation;

      the prepayment of any LIBOR Rate Loan or other payment (including after acceleration thereof) of any LIBOR Rate Loan on a day that is not the last day of the relevant Interest Period;

    including any such loss of anticipated profit and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. The Borrowers shall also pay any customary administrative fees charged by any Lender in connection with the foregoing. Upon the occurrence of any prepayment or payment described in clause (c) preceding, the Borrowers shall pay to the Agent, for the benefit of the Lenders, a prepayment fee in an amount reasonably determined by the Agent.

    Inability to Determine Rates. If the Agent determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify the Borrowers and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Borrowers may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by any of them. If the Borrowers do not revoke any such Notice of Borrowing or Notice of Conversion/Continuation, the Lenders shall make, convert, or continue the Loans, as proposed by the Borrowers, in the amount specified in the applicable Notice of Borrowing or Notice of Conversion/Continuation submitted by the Borrowers, but such Loans shall be made, converted, or continued as Base Rate Loans instead of LIBOR Rate Loans.

    Certificates of Lenders. Any Lender claiming reimbursement or compensation under this Article 5 shall deliver to the Borrowers (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to such Lender hereunder and such certificate shall be conclusive and binding on the Borrowers in the absence of manifest error.

    Survival. The agreements and obligations of the Borrowers in this Article 5 shall survive the payment of all other Obligations.

    Claims Under Section 5.1 and Section 5.3. Each Lender shall notify the Borrowers and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Lender to payment of any amount under Sections 5.1 or 5.3 and will designate a different lending office if such designation will avoid the need for, or reduce the amount of, such payment and will not, in the judgment of such Lender be otherwise disadvantageous to it.

  COLLATERAL

    Grant of Security Interest.

      As security for all Obligations (excluding Existing Obligations in the case of a Newly Obligated Party) each Borrower hereby assigns and grants to the Agent, for the benefit of the Agent and the Lenders, a continuing security interest in, lien on, assignment of, and right of set-off against, all of the following property and assets of such Borrower, whether now owned or existing or hereafter acquired or arising, regardless of where located:

        all Accounts (including any credit enhancement therefor);

        all Inventory;

        all contract rights, letters of credit, chattel paper, instruments, notes, documents, and documents of title;

        all General Intangibles;

        all Equipment;

        all Investment Property;

        all money, cash, cash equivalents, securities, and other property of any kind of such Borrower held directly or indirectly by the Agent or any Lender;

        all of such Borrower=s deposit accounts, credits, and balances with and other claims against the Agent or any Lender or any of their Affiliates or any other financial institution with which such Borrower maintains deposits, including any Payment Accounts;

        all books, records, and other property related to or referring to any of the foregoing, including books, records, account ledgers, data processing records, computer software and other property, and General Intangibles at any time evidencing or relating to any of the foregoing; and

        all accessions to, substitutions for, and replacements, products, and proceeds of any of the foregoing, including, but not limited to, proceeds of any insurance policies, claims against third parties, and condemnation or requisition payments with respect to all or any of the foregoing.

      All of the foregoing and all other property of such Borrower in which the Agent or any Lender may at any time be granted a Lien, is herein collectively referred to as the ACollateral.@

      All of the Obligations (excluding Existing Obligations in the case of property owned by a Newly Obligated Party) shall be secured by all of the Collateral. Each Borrower acknowledges and expressly agrees with the Agent and each Lender that the grant by such Borrower of the Agent=s Lien in the Collateral of such Borrower as security for the Obligations of the other Borrowers is required solely as a condition to, and is given solely as inducement for and in consideration of, credit or accommodations extended or to be extended under the Loan Documents to any or all of the other Borrowers and is not required or given as a condition of extensions of credit to such Borrower.

    Perfection and Protection of Security Interest.

        Each Borrower shall, at its expense, perform all steps requested by the Agent at any time to perfect, maintain, protect, and enforce the Agent=s Liens, including: (i) executing, delivering, and/or filing and recording of the Copyright, Patent, and Trademark Agreements, and executing and filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to the Agent; (ii) delivering to the Agent the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Agent determines it should have physical possession in order to perfect and protect the Agent=s security interest therein, duly pledged, endorsed, or assigned to the Agent without restriction; (iii) delivering to the Agent (A) warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued and (B) if requested by the Agent, certificates of title reflecting the Agent=s Liens covering any portion of the Collateral for which certificates of title have been issued; (iv) when an Event of Default exists, transferring Inventory to warehouses or other locations designated by the Agent; (v) placing notations on such Borrower=s books of account to disclose the Agent=s security interest; (vi) delivering to the Agent all letters of credit on which such Borrower is named beneficiary; and (vii) taking such other steps as are deemed necessary or desirable by the Agent to maintain and protect the Agent=s Liens. To the extent permitted by any Requirement of Law, the Agent may file, without any Borrower=s signature, one or more financing statements disclosing the Agent=s Liens. Each Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement executed and delivered by such Borrower is sufficient as a financing statement.

        If any Collateral is at any time in the possession or control of any warehouseman, bailee, or any of such Borrower=s agents or processors, then such Borrower shall notify the Agent thereof and shall, at the request of the Agent, notify such Person of the Agent=s security interest in such Collateral and instruct such Person to hold all such Collateral for the Agent=s account subject to the Agent=s instructions. If at any time any Collateral is located at any operating facility of a Borrower which is not owned by such Borrower then such Borrower shall, at the request of the Agent, use its best efforts to obtain written landlord lien waivers or subordinations, in form and substance reasonably satisfactory to the Agent, of all present and future Liens to which the owner or lessor of such premises may be entitled to assert against the Collateral; provided that, in the event any Borrower is unable to obtain any such written subordination, the Agent may, in its discretion establish a reserve from the Borrowing Base with respect to all Eligible Inventory located at any such location in an amount equal to three (3) months rent.

        From time to time, each Borrower shall, upon the Agent=s request, execute and deliver confirmatory written instruments pledging to the Agent, for the benefit of the Agent and the Lenders, the Collateral with respect to such Borrower, but the failure to do so shall not affect or limit any security interest or any other rights of the Agent or any Lender in and to the Collateral with respect to such Borrower. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Agent=s Liens shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Availability or as the basis for any advance, loan, extension of credit, or other financial accommodation).

        To the extent any Borrower is or becomes the issuer of any Investment Property that is Collateral, each such Borrower (in such capacity, an AIssuer@) agrees as follows with respect to such Investment Property:

    (i) All such Investment Property issued by such Issuer, all warrants, and all non-cash dividends and other non-cash distributions in respect thereof at any time registered in the name of, or otherwise deliverable to, any Borrower, shall be delivered directly to the Agent, for the account of such Borrower, at the Agent=s address for notices set forth in Section 15.8.

    (ii) Upon written notice from the Agent, all cash dividends, cash distributions, and other cash or cash equivalents in respect of such Investment Property at any time payable or deliverable to any Borrower shall be delivered directly to the Agent, for the account of the Agent and the Lenders, at the address for notices set forth in Section 15.8.

    (iii) Such Issuer will not acknowledge any transfer or encumbrance in respect of such Investment Property to or in favor of any Person other than the Agent or a Person designated by the Agent in writing.

    (iv) With respect to any of such Investment Property at any time constituting an uncertificated security as defined by the UCC, the Issuer will comply with instructions originated by the Agent without further consent by the registered owner thereof.

    Location of Collateral. Each Borrower represents and warrants to the Agent and the Lenders that: (a) Schedule 6.3 is a correct and complete list of such Borrower=s chief executive office, the location of its books and records, the locations of the Collateral, and the locations of all of its other places of business; and (b) Schedule 6.3 correctly identifies any of such facilities and locations that are not owned by such Borrower and sets forth the names of the owners and lessors or sublessors of such facilities and locations. Each Borrower covenants and agrees that it will not (x) maintain any Collateral at any location other than those locations listed for such Borrower on Schedule 6.3, (y) otherwise change or add to any of such locations, or (z) change the location of its chief executive office from the location identified in Schedule 6.3, unless, in any such case described in clauses (x) , (y), or (z) preceding, it gives the Agent at least thirty (30) days prior written notice thereof and executes any and all financing statements and other documents that the Agent reasonably requests in connection therewith. Without limiting the foregoing, each Borrower represents that all of its Inventory (other than Inventory in transit) is, and covenants that all of its Inventory will be, located either (A) on premises owned by such Borrower, (B) on premises leased by such Borrower, provided that the Borrower, if requested by the Agent, has made or is making a good faith effort to obtain an executed landlord=s lien waiver or subordination from the landlord of such premises in form and substance satisfactory to the Agent, or (C) in a warehouse or with a bailee, provided that the Agent has, if requested by the Agent, received an executed bailee=s lien waiver or subordination from the applicable Person in form and substance satisfactory to the Agent.

    Title to, Liens on, and Sale and Use of Collateral. Each Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that: (a) all of the Collateral is and will continue to be owned by such Borrower free and clear of all Liens whatsoever, except for Permitted Liens; (b) the Agent=s Liens in the Collateral will not be subject to any prior Lien except for those Liens identified, and to the limited extent provided, in clauses (c), (d), and (e) of the definition of Permitted Liens; (c) such Borrower will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only; and (d) such Borrower will not, without the Agent=s prior written approval, sell or dispose of, or permit the sale or disposition of, any of the Collateral except for sales of Inventory in the ordinary course of business and sales of Equipment as permitted by Section 9.9(c) and Section 9.19.

    Appraisals. Whenever a Default or Event of Default exists, and at such other times, not less than twice per year nor more than once per Fiscal Quarter, as the Agent requests, the Borrowers shall, at their expense and upon the Agent=s request, provide the Agent with appraisals or updates thereof of any or all of the Collateral from an appraiser, and prepared on a basis, satisfactory to the Agent, such appraisals and updates to include, without limitation, information required by Requirements of Law and by the internal policies of the Lenders.

    Access and Examination; Confidentiality.

        The Agent, accompanied by any Lender which so elects, may at all reasonable times during regular business hours, and at any time when a Default or Event of Default exists, have access to, examine, audit, make extracts from or copies of, and inspect any or all of the Borrowers= records, files, and books of account and the Collateral, and discuss the Borrowers= affairs with the Borrowers= officers and management. The Borrowers will deliver to the Agent any instrument necessary for the Agent to obtain records from any service bureau maintaining records for the Borrowers. The Agent may, and at the direction of the Majority Lenders shall, at any time when a Default or Event of Default exists, and at the Borrowers= expense, make copies of all of the Borrowers= books and records, or require the Borrowers to deliver such copies to the Agent. The Agent may, without expense to the Agent, use such of the Borrowers= respective personnel, supplies, and premises as may be reasonably necessary for maintaining or enforcing the Agent=s Liens. The Agent shall have the right, at any time, in the Agent=s name or in the name of a nominee of the Agent, to verify the validity, amount, or any other matter relating to the Accounts, Inventory, or other Collateral, by mail, telephone, or otherwise.

        Each of the Borrowers hereby consents that the Agent and each Lender may issue and disseminate to the public general information describing the credit accommodation entered into pursuant to this Agreement, including the names and addresses of the Borrowers and a general description of the Borrowers= business and may use the Borrowers= names in advertising and other promotional material.

      Each Lender severally agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as Aconfidential@ or Asecret@ by any Borrower and provided to the Agent or such Lender by or on behalf of such Borrower, under this Agreement or any other Loan Document, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Lender, or (ii) was or becomes available on a nonconfidential basis from a source other than the Borrowers; provided that such source is not bound by a confidentiality agreement with the Borrowers known to the Agent or such Lender. Notwithstanding the foregoing, the Agent and any Lender may disclose any such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Lender is subject or in connection with an examination of the Agent or such Lender by any such Governmental Authority, (2) pursuant to subpoena or other court process, (3) when required to do so in accordance with the provisions of any applicable Requirement of Law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Lender, or their respective Affiliates may be party, (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document, (6) to the Agent=s or such Lender=s independent auditors, accountants, attorneys, and other professional advisors, (7) to any prospective Participant or Assignee under any Assignment and Acceptance, actual or potential, provided that such prospective Participant or Assignee agrees to keep such information confidential to the same extent required of the Agent and the Lenders hereunder, (8) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which any Borrower is party or is deemed party with the Agent or such Lender, and (9) to its Affiliates.

    Collateral Reporting. The Borrowers shall provide, or cause to be provided, to the Agent the following: (a) as soon as available, but in any event no later than the Wednesday after the end of the preceding calendar week (such week beginning on a Sunday and ending on a Saturday), or more frequently if requested by the Agent, (i) a AFlash Report@ showing the revenue per store on a weekly, monthly, and quarterly to date basis as of the end of such calendar week and (ii) a weekly Borrowing Base Certificate with such information and detail as is satisfactory to the Agent; and (b) as soon as available, but in any event no later than twenty (20) days after the end of each Fiscal Period (unless specifically indicated otherwise), or more frequently if requested by the Agent, in form satisfactory to the Agent (i) a Borrowing Base Certificate for such Fiscal Period; provided that a Borrowing Base Certificate may be required by the Agent more frequently to redetermine Availability as a condition for a Borrowing of a Revolving Loan or the issuance of a Letter of Credit or Credit Support, (ii) an AOpen to Buy Report,@ including all markdown information, as of the last day of such Fiscal Period, (iii) an aging of each Borrower=s Accounts as of the last day of such Fiscal Period, (iv) an aging of each Borrower=s accounts payable as of the last day of such Fiscal Period, (v) Inventory reports as of the last day of such Fiscal Period, for each Borrower by location, with additional detail showing the value of such Borrower=s Inventory at cost and retail, and (vi) any such other reports as to the Collateral as the Agent shall reasonably request from time to time, and (vii) with the delivery of each of the foregoing, a certificate of the Borrowers executed by an officer of the Parent on behalf of all of the Borrowers certifying as to the accuracy and completeness of the foregoing. If any of the Borrowers= records or reports of the Collateral are prepared by an accounting service or other agent, each Borrower hereby authorizes such service or agent to deliver such records, reports, and related documents to the Agent, for distribution to the Lenders.

    Accounts. Each Borrower covenants, agrees, represents, and warrants, as to itself, as follows:

        With respect to such Borrower=s Accounts: (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by such Borrower, or rendition of services by such Borrower, in the ordinary course of such Borrower=s business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense, or counterclaim except those known to such Borrower and disclosed to the Agent and the Lenders pursuant to this Agreement; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account except as reported to the Agent and the Lenders in accordance with this Agreement; (iv) each copy of an invoice delivered to the Agent by such Borrower will be a genuine copy of the original invoice sent to the Account Debtor named therein; and (v) all goods described in any invoice representing a sale of goods will have been delivered to the Account Debtor and all services of such Borrower described in each invoice will have been performed.

        Such Borrower shall not accept any note or other instrument (except a check or other instrument for the immediate payment of money) with respect to any Account without the Agent=s written consent. If the Agent consents to the acceptance of any such instrument, it shall be considered as evidence of the Account and not payment thereof and such Borrower will promptly deliver such instrument to the Agent, endorsed by such Borrower to the Agent in a manner satisfactory in form and substance to the Agent. Regardless of the form of presentment, demand, or notice of protest with respect thereto, such Borrower shall remain liable thereon until such instrument is paid in full.

    Collection of Accounts; Payments.

        All payments and collections on Accounts shall be directed to a lock box service and promptly deposited to a Payment Account established for the account of the Borrowers at a Clearing Bank acceptable to the Agent, subject to a Blocked Account Agreement. The Borrowers shall instruct all Account Debtors to make all payments directly to the address established for such lock box service. All proceeds of Collateral otherwise received by the Borrowers shall be received by the Borrowers as the Agent=s trustee, and the Borrowers shall immediately deliver such proceeds in their original form duly endorsed in blank (i) to the Agent or (ii) into a Payment Account established for the account of the Borrowers at a Clearing Bank acceptable to the Agent, subject to a Blocked Account Agreement, provided, that notwithstanding (and without limiting) clause (ii) preceding, unless and until the Agent directs otherwise, the Borrowers may cause such proceeds to be deposited to a bank account listed in Schedule 8.28, and the Borrowers shall use their best efforts to cause a Blocked Account Agreement to be established with respect to each such account. All collections received in any lock-box or Payment Account or directly by any Borrower or the Agent, and all funds in any Payment Account or other account to which such collections are deposited shall be subject to the Agent=s sole control and withdrawals by any Borrower shall not be permitted. The Agent or the Agent=s designee may, at any time after the occurrence of an Event of Default, notify Account Debtors that the Accounts have been assigned to the Agent and of the Agent=s security interest therein, and may collect them directly and charge the collection costs and expenses to the Loan Account as a Revolving Loan. So long as an Event of Default has occurred and is continuing, the Borrowers at the Agent=s request, shall execute and deliver to the Agent such documents as the Agent shall require to grant the Agent access to any post office box in which collections of Accounts are received.

        If sales of Inventory are made or services are rendered by any Borrower for cash, such Borrower shall immediately deliver, or cause to be delivered to the Agent or deposit into a Payment Account, the cash which such Borrower receives.

      All payments, including immediately available funds received by the Agent in a bank account designated by the Borrowers and the Agent will be the Agent=s sole property for its benefit and the benefit of the Lenders and will be credited to the Loan Account (conditional upon final collection) after allowing one (1) Business Day for collection; provided, however, that such payments shall be deemed to be credited to the Loan Account immediately upon receipt for purposes of (x) determining Aggregate Revolver Outstandings, and (y) calculating the amount of interest accrued thereon solely for purposes of determining the amount of interest to be distributed by the Agent to the Lenders (but not the amount of interest payable by the Borrowers).

      In the event all of the Obligations are repaid upon the termination of this Agreement or upon acceleration of the Obligations, other than through the Agent=s receipt of payments on account of the Accounts or proceeds of the other Collateral, such payment will be credited (conditional upon final collection) to the Loan Account one (1) Business Day after the Agent=s receipt of such funds.

    Inventory; Perpetual Inventory. Each Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Inventory owned by such Borrower is or will be held for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of such Borrower=s business, and is and will be fit for such purposes. Each Borrower will keep its Inventory in good and marketable condition, except for damaged or defective goods arising in the ordinary course of such Borrower=s business. No Borrower will, without the prior written consent of the Agent, acquire any Inventory on consignment or approval. Each Borrower agrees that all Inventory produced in the United States will be produced in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations, and orders thereunder. Each Borrower will conduct a physical count of its Inventory at least twice per Fiscal Year, during the existence of an Event of Default, and at such other times as the Agent may request. Each Borrower will maintain a perpetual inventory reporting system at all times. Without the Agent=s written consent, no Borrower will sell any Inventory on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis.

    Equipment.

        Each Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Equipment owned by such Borrower is or will be used or held for use in such Borrower=s business, and is and will be fit for such purposes. Each Borrower shall keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall make all necessary replacements thereof.

      Each Borrower shall promptly inform the Agent of any material additions to or deletions from its Equipment. No Borrower shall not permit any of its Equipment to become a fixture with respect to real property or to become an accession with respect to other personal property with respect to which real or personal property the Agent does not have a Lien. No Borrower will not, without the Agent=s prior written consent, alter or remove any identifying symbol or number on any Equipment constituting Collateral.

      In the event any Equipment is sold, transferred, or otherwise disposed of pursuant to Section 9.9(c) (i) if such sale, transfer, or disposition is effected without replacement of such Equipment, or such Equipment is replaced by Equipment leased by such Borrower or by Equipment purchased by a Borrower subject to a Lien, then such Borrower shall deliver the net cash proceeds of any such sale, transfer, or disposition to the Agent as provided by Section 4.5, which proceeds shall be applied first, to the installments of principal of the Term Loans (in the inverse order of maturity) and second, to the principal balance of the Revolving Loans, or (ii) if such sale, transfer, or disposition is made in connection with the purchase by such Borrower of replacement Equipment, then such Borrower shall use the proceeds of such sale, transfer, or disposition to purchase such replacement Equipment and shall deliver to the Agent written evidence of the use of the proceeds for such purchase. All replacement Equipment purchased by any Borrower shall be free and clear of all Liens except the Agent=s Lien and Permitted Liens.

    Reserved.

    Documents, Instruments, and Chattel Paper. Each Borrower represents and warrants to the Agent and the Lenders that (a) all documents, instruments, and chattel paper of such Borrower describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine, and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by such Borrower free and clear of all Liens other than Permitted Liens.

    Right to Cure. The Agent may, in its discretion, and shall, at the direction of the Majority Lenders, pay any amount or do any act required of any Borrower hereunder or under any other Loan Document in order to preserve, protect, maintain, or enforce the Obligations, the Collateral or the Agent=s Liens therein, and which any Borrower fails to pay or do, including payment of any judgment against any Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord=s or bailee=s claim, and any other Lien upon or with respect to the Collateral. All payments that the Agent makes under this Section 6.14 and all out-of-pocket costs and expenses that the Agent pays or incurs in connection with any action taken by it hereunder shall be charged to the Loan Account as a Revolving Loan. Any payment made or other action taken by the Agent under this Section 6.14 shall be without prejudice to any right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

    Power of Attorney. Each Borrower as to itself hereby appoints the Agent and the Agent=s designee as such Borrower=s attorney, with power: (a) to endorse such Borrower=s name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Agent=s or any Lender=s possession; (b) to sign such Borrower=s name on any invoice, bill of lading, warehouse receipt, or other document of title relating to any Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements, and other public records and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure; (c) so long as any Event of Default has occurred and is continuing, to notify the post office authorities to change the address for delivery of such Borrower=s mail to an address designated by the Agent and to receive and open mail addressed to such Borrower and take possession of proceeds of Collateral for application to the Obligations pursuant to this Agreement; (d) at any time when an Event of Default has occurred and continues in existence, to send requests for verification of Accounts to customers or Account Debtors; (e) to clear Inventory through customs in the Borrower=s name, the Agent=s name, or the name of the Agent=s designee, and to sign and deliver to customs officials powers of attorney in such Borrower=s name for such purpose; and (f) to do all things necessary to carry out this Agreement. Each Borrower ratifies and approves all acts of such attorney. None of the Lenders or the Agent nor their attorneys will be liable for any acts or omissions or for any error of judgment or mistake of fact or law except for their willful misconduct other than any such liability arising from any such Person=s gross negligence or willful misconduct. This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

    The Agent=s and the Lenders= Rights, Duties, and Liabilities. The Borrowers assume all responsibility and liability arising from or relating to the use, sale, or other disposition of the Collateral. The Obligations shall not be affected by any failure of the Agent or any Lender to take any steps to perfect the Agent=s Liens or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release any Borrower from any of the Obligations. Following the occurrence and continuation of an Event of Default, the Agent may (but shall not be required to), and at the direction of the Majority Lenders shall, without notice to or consent from any Borrower sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of any Borrower for the Obligations or under this Agreement or any other agreement now or hereafter existing between the Agent and/or any Lender and any Borrower.

    Site Visits, Observations and Testing. The Agent and its representatives will have the right at any reasonable time to enter and visit the owned Real Estate taking and removing soil or groundwater samples, and conducting tests on any part of the Real Estate. The Agent is under no duty, however, to visit or observe the Real Estate or to conduct tests, and any such acts by the Agent will be solely for the purposes of protecting the Agent=s Liens and preserving the Agent=s and the Lenders= rights under this Agreement. No site visit, observation or testing by the Agent or the Lenders will result in a waiver of any Default or Event of Default or impose any liability on the Agent or the Lenders. In no event will any site visit, observation, or testing by the Agent be a representation that hazardous substances are or are not present in, on or under the Real Estate, or that there has been or will be compliance with any Environmental Law. Neither any Borrower nor any other party is entitled to rely on any site visit, observation, or testing by the Agent. The Agent and the Lenders owe no duty of care to protect the Borrowers or any other party against, or to inform the Borrowers or any other party of, any hazardous substances or any other adverse condition affecting the Real Estate. The Agent may in its discretion disclose to the Borrowers or to any other party if so required by law any report or findings made as a result of, or in connection with, any site visit, observation, or testing by the Agent. The Borrowers understand and agree that the Agent makes no warranty or representation to the Borrowers or any other party regarding the truth, accuracy, or completeness of any such report or findings that may be disclosed. The Borrowers also understand that depending on the results of any site visit, observation, or testing by the Agent and disclosed to the Borrowers, the Borrowers may have a legal obligation to notify one or more environmental agencies of the results, that such reporting requirements are site-specific, and are to be evaluated by the Borrowers without advice or assistance from the Agent. In each instance, the Agent will give the Borrowers reasonable notice before entering the Real Estate or any other place the Agent is permitted to enter under this Section 6.17. The Agent will make reasonable efforts to avoid interfering with the Borrowers= use of the Real Estate or any other property in exercising any rights provided hereunder.

    Guaranties. Each Borrower shall guarantee payment and performance of the Obligations owing by each other Borrower (excluding Existing Obligations in the case of any such guarantee by a Newly Obligated Party) pursuant to a Guaranty Agreement in form and substance satisfactory to the Agent, duly executed by each such Borrower. Each such guaranteeing Borrower acknowledges and expressly agrees with the Agent and each Lender that the Guaranty by such Borrower is required solely as a condition to, and is given solely as inducement for and in consideration of, credit or accommodations extended or to be extended under the Loan Documents to any or all of the other Borrowers and is not required or given as a condition of extensions of credit to such Borrower.

    Non-Borrower Subsidiaries. Each Subsidiary of the Parent other than any such Subsidiary that is a Borrower and other than Harold's of Texas, Inc., Harold's of White Flint, Inc. and CMT Enterprises, Inc. shall (a) guarantee payment and performance of the Obligations pursuant to a Subsidiary Guaranty in form and substance satisfactory to the Agent, duly executed by each such Subsidiary and (b) grant to the Agent, for the benefit of the Lenders, a Lien in all Property of such Subsidiary which is of the type described in the definition of Collateral, as security for the Obligations, pursuant to a security agreement in form and substance satisfactory to the Agent, duly executed by such Subsidiary.

    Voting Rights, Distributions, Etc. in Respect of Investment Property.

        So long as no Event of Default shall have occurred and be continuing (i) each Borrower shall be entitled to exercise any and all voting and other consensual rights (including, without limitation, the right to give consents, waivers, and notifications in respect of any securities) pertaining to its Investment Property or any part thereof; provided, however, that without the prior written consent of the Agent and the Majority Lenders, no vote shall be cast or consent, waiver, or ratification given or action taken which would (A) be inconsistent with or violate any provision of this Agreement or any other Loan Document or (B) amend, modify, or waive any material term, provision, or condition of the certificate of incorporation, bylaws, certificate of formation, or other charter document or other agreement relating to, evidencing, providing for the issuance of, or securing any such Investment Property, in any manner that would impair such Investment Property, the transferability thereof, or the Agent=s Liens therein, and (ii) each Borrower shall be entitled to receive and retain any and all dividends and interest paid in respect of any of such Investment Property (unless otherwise required by this Agreement).

        Upon the occurrence and during the continuance of an Event of Default, (i) the Agent may, without notice to any Borrower, transfer or register in the name of the Agent or any of its nominees, for the benefit of the Agent and the Lenders, any or all of the Collateral consisting of Investment Property, the proceeds thereof (in cash or otherwise), and all liens, security, rights, remedies, and claims of any Borrower with respect thereto (as used in this Section 6.20 collectively, the APledged Collateral@) held by the Agent hereunder, and the Agent or its nominee may thereafter, after delivery of notice to the applicable Borrower, exercise all voting and corporate rights at any meeting of any corporation, partnership, or other business entity issuing any of the Pledged Collateral and any and all rights of conversion, exchange, subscription, or any other rights, privileges, or options pertaining to any of the Pledged Collateral as if it were the absolute owner thereof, including, without limitation, the right to exchange at its discretion any and all of the Pledged Collateral upon the merger, consolidation, reorganization, recapitalization, or other readjustment of any corporation, partnership, or other business entity issuing any of such Pledged Collateral or upon the exercise by any such issuer or the Agent of any right, privilege, or option pertaining to any of the Pledged Collateral, and in connection therewith, to deposit and deliver any and all of the Pledged Collateral with any committee, depositary, transfer agent, registrar, or other designated agency upon such terms and conditions as it may determine, all without liability except to account for property actually received by it, but the Agent shall have no duty to exercise any of the aforesaid rights, privileges, or options, and the Agent shall not be responsible for any failure to do so or delay in so doing, (ii) after the Agent=s giving of the notice specified in clause (i) of this Section 6.20(b), all rights of any Borrower to exercise the voting and other consensual rights which it would otherwise be entitled to exercise pursuant to Section 6.20(a)(i) and to receive the dividends, interest, and other distributions which it would otherwise be authorized to receive and retain thereunder shall be suspended until such Event of Default shall no longer exist, and all such rights shall, until such Event of Default shall no longer exist, thereupon become vested in the Agent which shall thereupon have the sole right to exercise such voting and other consensual rights and to receive and hold as Pledged Collateral such dividends, interest, and other distributions, (iii)  all dividends, interest, and other distributions which are received by any Borrower contrary to the provisions of this Section 6.20(b) shall be received in trust for the benefit of the Agent, shall be segregated from other funds of such Borrower and shall be forthwith paid over to the Agent as Collateral in the same form as so received (with any necessary endorsement), and (iv) each Borrower shall execute and deliver (or cause to be executed and delivered) to the Agent all such proxies and other instruments as the Agent may reasonably request for the purpose of enabling the Agent to exercise the voting and other rights which it is entitled to exercise pursuant to this Section 6.20(b) and to receive the dividends, interest, and other distributions which it is entitled to receive and retain pursuant to this Section 6.20(b). The foregoing shall not in any way limit the Agent=s power and authority granted pursuant to Section 6.15.

  BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

    Books and Records. The Borrowers shall maintain, at all times, correct and complete books, records, and accounts in which complete, correct, and timely entries are made of their respective transactions in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). The Borrowers shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP. The Borrowers shall maintain at all times books and records pertaining to the Collateral in such detail, form, and scope as the Agent or any Lender shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Accounts, (b) the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory, and (c) all other dealings affecting the Collateral.

    Financial Information. The Borrowers shall promptly furnish to the Agent, all such information regarding such Borrower=s financial and business affairs as the Agent or any Lender (through the Agent) shall reasonably request. Without limiting the foregoing, the Borrowers will furnish, or cause to be furnished, to the Agent, in sufficient copies for distribution by the Agent to each Lender and in such detail as the Agent or the Lenders shall request, the following:

      As soon as available, but in any event no later than ninety (90) days after the close of each Fiscal Year, consolidated audited balance sheets, and statements of income and expense, cash flow, and of stockholders= equity for the Parent and its Subsidiaries for such Fiscal Year, the accompanying notes thereto, and setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Parent and its Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by and, in the case of such statements performed on a consolidated basis, accompanied by a report thereon, unqualified in any respect, of independent certified public accountants selected by the Parent and reasonably satisfactory to the Agent. The Parent, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Lenders, notifying such accountants that one of the purposes for retaining such accountants= services and having audited financial statements prepared by them is for use by the Agent and the Lenders. Each Borrower hereby authorizes the Agent to communicate directly with its certified public accountants and, by this provision, authorizes those accountants to disclose to the Agent any and all financial statements and other supporting financial documents and schedules relating to such Borrower and to discuss directly with the Agent such Borrower=s finances and affairs.

      As soon as available, but in any event no later than thirty (30) days after the end of each Fiscal Period, consolidated unaudited balance sheets of the Parent and its Subsidiaries as at the end of such Fiscal Period, and consolidated unaudited statements of income and expense and cash flow for the Parent and its Subsidiaries for such Fiscal Period and for the period from the beginning of the Fiscal Year to the end of such Fiscal Period, all in reasonable detail, fairly presenting the financial position and results of operations of the Parent and its Subsidiaries as at the date thereof and for such periods, and prepared in accordance with GAAP (other than presentation of footnotes and subject to normal year-end audit adjustments) applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). The Parent shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the financial position of the Parent and its Subsidiaries as at the dates thereof and its results of operations for the periods then ended.

      As soon as available, but in any event no later than forty-five (45) days after the end of each Fiscal Quarter, a copy of the Form 10-Q (including all financial statements contained therein) filed by Parent as of the end of and for such Fiscal Quarter.

      With or included in each of the audited Financial Statements delivered pursuant to Section 7.2(a), a written statement of the independent certified public accountants that examined such Financial Statements to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default with respect to a financial covenant, except for those, if any, described in reasonable detail in such certificate.

      With each of the annual audited Financial Statements delivered pursuant to Section 7.2(a) and each of the Financial Statements delivered for each of the Fiscal Periods other than the last Fiscal Period of a Fiscal Year pursuant to Section 7.2(b), a certificate of the chief financial officer of the Parent in the form of Exhibit G (a ACompliance Certificate@) (i) setting forth in reasonable detail the calculations required to establish compliance with the covenants set forth in Sections 9.23 through 9.25 during the period covered in such Financial Statements and as at the end thereof, and (ii) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Borrowers contained in this Agreement and the other Loan Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, except for those that speak as of a particular date, (B) the Borrowers are, at the date of such certificate, in compliance in all material respects with all of their respective covenants and agreements in this Agreement and the other Loan Documents, (C) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, (D) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all Financial Statements and; (E) explaining the variances of the figures in the corresponding budgets and prior Fiscal Year financial statements. If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the Borrowers have taken or propose to take with respect thereto.

      Not less than thirty (30) days prior to the beginning of each Fiscal Year, annual forecasts ("Latest Projections") prepared by the Parent during such time period (to include forecasted consolidated balance sheets, statements of income and expenses and cash flow) for the Parent and its Subsidiaries as at the end of and for each Fiscal Period of such Fiscal Year.

      Promptly after filing with the PBGC and the IRS, a copy of each annual report or other filing filed with respect to each Plan of any Borrower.

      Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by any Borrower with the Securities and Exchange Commission under the Exchange Act (other than reports filed pursuant to Section 16 thereof), and all reports, notices, or statements sent or received by the Borrower to or from the holders of any equity interests of any Borrower (other than routine non-material correspondence sent by shareholders of any Borrower to such Borrower) or of any Funded Debt of any Borrower registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

      As soon as available, but in any event no later than fifteen (15) days after any Borrower=s receipt thereof, a copy of all management reports and management letters prepared by any independent certified public accountants of the Parent or any other Borrower.

      Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which the Parent makes available to its shareholders or any holder of any Funded Debt.

      Promptly after filing with the IRS, a copy of each tax return filed by any Borrower.

      Such additional information as the Agent and/or any Lender may from time to time reasonably request regarding the financial and business affairs of any Borrower.

    Notices to the Lenders. The Borrowers shall notify the Agent and the Lenders in writing of the following matters at the following times:

      Immediately after becoming aware of any Default or Event of Default;

      Immediately after becoming aware of the assertion by the holder of any Capital Stock of any Borrower or of any Debt in excess of $250,000 that a default exists with respect thereto or that any Borrower is not in compliance with the terms thereof, or the written threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance;

      Immediately after becoming aware of any event or circumstance which could have a Material Adverse Effect;

      Immediately after becoming aware of any pending or threatened (in writing) action, suit, or proceeding by any Person, or any pending or threatened investigation by a Governmental Authority, which could have a Material Adverse Effect;

      Immediately after becoming aware of any pending or threatened (in writing) strike, work stoppage, unfair labor practice claim, or other labor dispute affecting any Borrower in a manner which could reasonably be expected to have a Material Adverse Effect;

      Immediately after becoming aware of any violation of any law, statute, regulation, or ordinance of a Governmental Authority affecting any Borrower which could reasonably be expected to have a Material Adverse Effect;

      Immediately after receipt of any written notice of any violation by any Borrower of any Environmental Law which could reasonably be expected to have a Material Adverse Effect or that any Governmental Authority has asserted in writing that any Borrower is not in compliance with any Environmental Law or is investigating any Borrower=s compliance therewith;

      Immediately after receipt of any written notice that any Borrower is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant or that any Borrower is subject to investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to the Release or threatened Release of any Contaminant;

      Immediately after receipt of any written notice of the imposition of any Environmental Lien against any property of any Borrower;

      Any change in any Borrower=s name, state of organization, or form of organization, trade names under which any Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, in each case at least thirty (30) days prior thereto;

      Within ten (10) Business Days after any Borrower or any ERISA Affiliate knows or has reason to know, that an ERISA Event or a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred, and, when known, any action taken or threatened by the IRS, the DOL, or the PBGC with respect thereto;

      Upon request, or, in the event that such filing reflects a significant change with respect to the matters covered thereby, within three (3) Business Days after the filing thereof with the PBGC, the DOL, or the IRS, as applicable, copies of the following: (i) each annual report (form 5500 series), including Schedule B thereto, filed with the PBGC, the DOL, or the IRS with respect to each Plan, (ii) a copy of each funding waiver request filed with the PBGC, the DOL or the IRS with respect to any Plan and all communications received by any Borrower or any ERISA Affiliate from the PBGC, the DOL, or the IRS with respect to such request, and (iii) a copy of each other filing or notice filed with the PBGC, the DOL, or the IRS, with respect to each Plan of any Borrower or any ERISA Affiliate;

      Upon request, copies of each actuarial report for any Plan or Multi-employer Plan and annual report for any Multi-employer Plan, and within three (3) Business Days after receipt thereof by any Borrower or any ERISA Affiliate, copies of the following: (i) any notices of the PBGC=s intention to terminate a Plan or to have a trustee appointed to administer such Plan; (ii) any favorable or unfavorable determination letter from the IRS regarding the qualification of a Plan under Section 401(a) of the Code; or (iii) any notice from a Multi-employer Plan regarding the imposition of withdrawal liability;

      Within three (3) Business Days after the occurrence thereof: (i) any changes in the benefits of any existing Plan which increase any Borrower=s annual costs with respect thereto by an amount in excess of $1,000,000, or the establishment of any new Plan or the commencement of contributions in excess of $1,000,000 to any Plan to which any Borrower or any ERISA Affiliate was not previously contributing or (ii) any failure by any Borrower or any ERISA Affiliate to make a required installment or any other required payment in excess of $1,000,000 under Section 412 of the Code on or before the due date for such installment or payment;

      Within three (3) Business Days after any Borrower or any ERISA Affiliate knows or has reason to know that any of the following events has or will occur: (i) a Multi-employer Plan has been or will be terminated; (ii) the administrator or plan sponsor of a Multi-employer Plan intends to terminate a Multi-employer Plan; or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multi-employer Plan; and

      Immediately upon becoming aware that any AEvent of Default@ or other breach or default (howsoever defined) has occurred under the terms of any Permitted Subordinated Debt, or that any claim is asserted against any Borrower alleging any occurrence described in clause (i) preceding.

    Each notice given under this Section shall describe the subject matter thereof in reasonable detail, and shall set forth the action that any Borrower or any ERISA Affiliate, as applicable, has taken or proposes to take with respect thereto.

    Revisions or Updates to Schedules. Should any of the information or disclosures provided on any of the schedules originally attached hereto become outdated or incorrect in any material respect, the Borrowers from time to time shall deliver to the Agent and the Lenders, together with an officer=s certificate of the type required pursuant to Section 7.2(e), such revisions or updates to such schedule(s) whereupon such schedules shall be deemed to be amended by such revisions or updates, as may be necessary or appropriate to update or correct such schedule(s), provided that, notwithstanding the foregoing, no such revisions or updates to Schedules 1.1B, 8.15, 8.17, or 8.21 shall be deemed to have amended, modified, or superseded any such schedules as originally attached hereto, or to have cured any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such schedules, unless and until the Agent and the Majority Lenders shall have accepted in writing such revisions or updates to any such schedules.

  GENERAL WARRANTIES AND REPRESENTATIONS

  Each Borrower warrants and represents to the Agent and the Lenders that except as hereafter disclosed to and accepted by the Agent and the Majority Lenders in writing:

    Authorization, Validity, and Enforceability of this Agreement and the Loan Documents; No Conflicts. Each Borrower has the power and authority to execute, deliver, and perform this Agreement and the other Loan Documents to which it is a party, to incur the Obligations, and to grant to the Agent Liens upon the Collateral. Each Borrower has taken all necessary action (including obtaining approval of its stockholders, partners, general partner(s), members, or other applicable equity owners, if necessary) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party. This Agreement and the other Loan Documents have been duly executed and delivered by each Borrower, and constitute the legal, valid, and binding obligations of each Borrower, enforceable against it in accordance with their respective terms without defense, set-off, or counterclaim. Each Borrower=s execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in or require the creation or imposition of any Lien upon the property of any Borrower by reason of the terms of (a) any contract, mortgage, Lien, lease, agreement, indenture (including, without limitation, any Permitted Subordinated Debt), or instrument to which such Borrower is a party or which is binding upon it, (b) any Requirement of Law applicable to such Borrower, or (c) the certificate or articles of incorporation, by-laws, or other organizational or constituent documents, as the case may be, of such Borrower. Each Borrower=s entering into this Agreement and incurrence of the Obligations resulting from each Borrowing is not prohibited under the terms of any Permitted Subordinated Debt.

    Validity and Priority of Security Interest. The provisions of this Agreement and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the benefit of the Agent and the Lenders, and such Liens constitute perfected and continuing Liens on the Collateral, having priority over all other Liens on the Collateral except for those Liens identified in, and to the limited extent provided by (and subject to the proviso relating to), clauses (c), and (d) of the definition of Permitted Liens to the extent (but only to the extent), if any, that any such Liens would have priority over the Agent=s Lien pursuant to any Requirement of Law), securing all the Obligations, and enforceable against the Borrowers and all third parties.

    Organization and Qualification. Each Borrower (a) is duly formed and organized and validly existing in good standing under the laws of the jurisdiction of its formation, (b) is qualified to do business as a foreign business entity and is in good standing in the jurisdictions set forth on Schedule 8.3, which are the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business, and (c) has all requisite power and authority to conduct its business and to own its property as presently conducted or owned.

    Corporate Name; Prior Transactions. Except as set forth on Schedule 8.4, during the past five (5) years, no Borrower has been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business.

    Subsidiaries and Affiliates. Schedule 8.5 is a correct and complete list of the name and relationship to the Parent of each and all of the Parent=s Subsidiaries and other Affiliates. Each of Harold's of Texas, Inc., a California corporation, and Harold's of White Flint, Inc., a Maryland corporation (each a Wholly-Owned Subsidiary of the Parent) (i) is not in good standing in its respective state of incorporation, (ii) is not qualified to do business in any state, (iii) owns no Property and (iv) is inactive and conducts no business or operations, and the Parent has no present intention to cause either such Subsidiary to become active or conduct business or operations. The Parent is in the process of causing CMT Enterprises, Inc., a New York corporation and Wholly-Owned Subsidiary of the Parent, to be dissolved.

    Financial Statements and Projections.

        The Parent has delivered to the Agent and the Lenders the audited balance sheet and related statements of income, retained earnings, cash flow, and changes in stockholders equity for the Parent and its Subsidiaries as of January 29, 2000, and for the Fiscal Year then ended, accompanied by the report thereon of the Parent=s independent certified public accountants, Arthur Andersen, L.P. The Parent has also delivered to the Agent and the Lenders the unaudited balance sheet and related statements of income and cash flow for the Parent and its Subsidiaries as of September 30, 2000. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly the financial position of the Parent and its Subsidiaries as at the dates thereof and their results of operations for the periods then ended (except with respect to the financial statements dated September 30, 2000, for the absence of applicable footnotes and subject to normal year-end adjustments).

        The Latest Projections when submitted to the Lenders as required herein represent the Borrowers= best estimate of the future financial performance of the Borrowers for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrowers believe are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Lender.

    Capitalization. Schedule 8.7 sets forth, as of the Closing Date, a true and complete listing of each class of the Parent's and each of its Subsidiaries' authorized Capital Stock, of which all of such issued shares are validly issued, outstanding, fully paid and non-assessable, and owned beneficially and of record by the Persons identified on Schedule 8.7. All of the Parent's Subsidiaries are Wholly-Owned Subsidiaries.

    Solvency. Each Borrower is Solvent prior to and after giving effect to the making of the Loans to be made on the Closing Date and the issuance of the Letters of Credit to be issued on the Closing Date (if any), and shall remain Solvent during the term of this Agreement.

    Debt. After giving effect to the making of the Loans to be made on the Closing Date, the Consolidated Parties have no Debt, except (a) the Obligations, (b) Debt described on Schedule 8.9, (c)  trade payables and other contractual obligations arising in the ordinary course of business, and (d) other Debt existing on the Closing Date and reflected in the Financial Statements described in Section 8.6(a).

    Distributions. Since January 29, 1998, no Distribution has been declared, paid, or made upon or in respect of any Capital Stock or other securities of any Consolidated Party.

    Title to Property. Each Borrower has good and indefeasible title in fee simple to the Real Estate identified on Schedule 8.12 as owned by such Borrower, and each Borrower has good, indefeasible, and merchantable title to all of its other property (including the assets reflected on the September 30, 2000 Financial Statements delivered to the Agent and the Lenders, except as sold, transferred, or otherwise disposed of in the ordinary course of business since the date thereof), free of all Liens except Permitted Liens.

    Real Estate; Leases. Schedule 8.12 sets forth, as of the Closing Date, a correct and complete list of all Real Estate owned by each Borrower, all leases and subleases of real or personal property by each Borrower as lessee or sublessee (other than leases of personal property as to which it is lessee or sublessee for which the value of such personal property is less than $500,000), and all leases and subleases of real or personal property by each Borrower as lessor or sublessor. Each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no default by any party to any such lease or sublease exists.

    Proprietary Rights. Each Borrower owns or is licensed or otherwise has the right to use all of the Proprietary Rights, contractual franchises, licenses, rights of way, authorizations, and other rights that are reasonably necessary for the operation of its business, without conflict with the rights of any other Person. Schedule 8.13 sets forth a correct and complete list of all of each Borrower=s Proprietary Rights. None of the Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule 8.13. To the best of each Borrower=s knowledge, none of the Proprietary Rights infringes on or conflicts with any other Person=s property, and no other Person=s property infringes on or conflicts with any Borrower=s Proprietary Rights, except as previously disclosed to the Agent in writing. To the best of each Borrower=s knowledge, no slogan or other advertising device, product, process, method, substance, part, or other material now employed, or now contemplated to be employed, by any Borrower infringes upon any rights held by any other Person. The Proprietary Rights described on Schedule 8.13 constitute all of the property of such type necessary to the current and anticipated future conduct of the Borrowers= business. No claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard, or code is pending or, to the knowledge of any Borrower, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

    Trade Names. All trade names or styles under which any Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule 8.14.

    Litigation. Except as set forth on Schedule 8.15, there is no pending, or to the best of any Borrower=s knowledge threatened, action, suit, proceeding, or counterclaim by any Person, or to the best of any Borrower=s knowledge investigation by any Governmental Authority, or any basis for any of the foregoing, which could reasonably be expected to cause a Material Adverse Effect.

    Restrictive Agreements. No Borrower is a party to any contract or agreement, or subject to any charter or other corporate restriction, which affects its ability to execute, deliver, and perform the Loan Documents and repay the Obligations or which could reasonably be expected to cause a Material Adverse Effect.

    Labor Disputes. Except as set forth on Schedule 8.17, as of the Closing Date (a) there is no collective bargaining agreement or other labor contract covering employees of any Borrower, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of any Borrower or for any similar purpose, and (d) there is no pending or (to the best of any Borrower=s knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting any Borrower or its employees.

    Environmental Laws. Each Consolidated Party has complied in all material respects with all Environmental Laws

    No Violation of Law. No Borrower is in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation could reasonably be expected to have a Material Adverse Effect.

    No Default. No Borrower is in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which such Borrower is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

    ERISA Compliance. Except as specifically disclosed in Schedule 8.21:

        Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code, and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrowers, nothing has occurred which would cause the loss of such qualification. Each Borrower and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

        There are no pending or, to the best knowledge of the Borrowers, threatened claims, actions, or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

        (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) no Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) no Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multi-employer Plan; and (v) no Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

    Taxes. Each Borrower has filed all federal and other tax returns and reports required to be filed (or appropriate extensions have been timely filed), and has paid all federal and other taxes, assessments, fees, and other governmental charges levied or imposed upon them or their properties, income, or assets otherwise due and payable unless such unpaid taxes and assessments would constitute a Permitted Lien.

    Regulated Entities. No Borrower nor any Person controlling a Borrower is an Ainvestment company@ or a company Acontrolled@ by an Ainvestment company@ within the meaning of the Investment Company Act of 1940. No Borrower is a Aholding company@ or a Asubsidiary company@ of a Aholding company@ or an Aaffiliate@ of a Aholding company@ or a Apublic utility@ within the meaning of the Public Utility Holding Company Act of 1935, or is subject to regulation under the Federal Power Act, the Interstate Commerce Act, any state public utilities code or law, or any other federal or state statute or regulation limiting its ability to incur indebtedness.

    Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes permitted pursuant to Section 9.27. No Borrower is engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

    No Material Adverse Change. No material adverse change has occurred in the property, business, operations, or conditions (financial or otherwise) of any Borrower since the date of the Financial Statements delivered to the Lenders pursuant to Section 8.6.

    Full Disclosure. None of the representations or warranties made by any Consolidated Party in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement, or certificate furnished by or on behalf of any Borrower in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of any Borrower to the Lenders prior to the Closing Date), contain any untrue statement of a material fact or omit any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

    Material Agreements. As of the Closing Date, Schedule 8.27 sets forth all material agreements and contracts to which any Consolidated Party is a party or is bound as of the date hereof.

    Bank Accounts; Merchant Account Agreements. As of the Closing Date, Schedule 8.28 contains a complete and accurate list of all bank accounts and Merchant Accounts maintained by each Borrower with any bank or other financial institution.

    Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or other Person is necessary or required in connection with the execution, delivery, or performance by, or enforcement against, any Borrower of this Agreement or any other Loan Document except for those which have been duly obtained by the Borrowers copies of which have been provided to the Agent and the Lenders.

    Investment Property.

    (a) Schedule 8.30 sets forth a correct and complete list of all Investment Property owned by each Borrower. Each Borrower is the legal and beneficial owner of such Investment Property, as so reflected, free and clear of any Lien (other than Permitted Liens), and has not sold, granted any option with respect to, assigned or transferred, or otherwise disposed of any of its rights or interest therein.

    (b) To the extent any Borrower is an Issuer: (i) the Issuer=s shareholders that are Borrowers and the ownership interest of each such shareholder are as set forth on Schedule 8.7, and each such shareholder is the registered owner thereof on the books of the Issuer; (ii) the Issuer acknowledges the Agent=s Lien; (iii) such security interest, collateral assignment, lien, and pledge in favor of the Agent has been registered on the books of the Issuer for such purpose as of the date hereof; and (iv) the Issuer is not aware of any liens, restrictions, or adverse claims which exist on any such Investment Property other than the continuing security interest, collateral assignment, lien, and pledge in favor of the Agent granted pursuant to the terms of Section 6.1.

    Permitted Subordinated Debt. The Borrowers have delivered to the Agent a true and correct copy of any and all agreements, documents, instruments, and certificates relating to any Permitted Subordinated Debt, as listed in Schedule 8.31.

    Mark Down Policy. Schedule 8.32 sets forth a true and accurate overall description of the Borrowers= AMark Down Policy@.

    Common Enterprise. The successful operation and condition of each of the Borrowers is dependent on the continued successful performance of the functions of the group of Borrowers as a whole and the successful operation of each Borrower is dependent on the successful performance and operation of each other Borrower. Each of the Borrowers expects to derive benefit (and its board of directors or other governing body has determined that it may reasonably be expected to derive benefit), directly and indirectly, from successful operations of the Parent and each of the other Borrowers. Each Borrower expects to derive benefit (and the boards of directors or other governing body of each such Borrower have determined that it may reasonably be expected to derive benefit), directly and indirectly, from the credit extended by the Lenders to the Borrowers hereunder, both in their separate capacities and as members of the group of companies. Each Borrower has determined that execution, delivery, and performance of this Agreement and any other Loan Documents to be executed by such Borrower is within its corporate purpose, will be of direct and indirect benefit to such Borrower, and is in its best interest.

  AFFIRMATIVE AND NEGATIVE COVENANTS

  Each Borrower covenants to the Agent and each Lender that so long as any of the Obligations remain outstanding or this Agreement is in effect:

    Taxes and Other Obligations. Except as otherwise permitted by the terms of this Agreement, each Borrower shall (a) file when due all tax returns and other reports which it is required to file, (b) pay, or provide for the payment, when due, of all taxes, fees, assessments, and other governmental charges against it or upon its property, income, and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Lenders, upon request, satisfactory evidence of its timely compliance with the foregoing, and (c) pay when due all Debt owed by it and all claims of materialmen, mechanics, carriers, warehousemen, landlords, processors, and other like Persons, and all other indebtedness owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however, so long as such Borrower has notified the Agent in writing, such Borrower need not pay any tax, fee, assessment, or governmental charge, that (x) it is contesting in good faith by appropriate proceedings diligently pursued, (y) such Borrower has established proper reserves for as provided in GAAP, and (z) no Lien (other than a Permitted Lien) results from such non-payment.

    Existence and Good Standing. Except with respect to any Borrower that merges into or consolidates with another as allowed by Section 9.9, each Borrower shall maintain its existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a Material Adverse Effect.

    Compliance with Law and Agreements; Maintenance of Licenses. Each Borrower shall comply in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and all Environmental Laws). Each Borrower shall obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its property and to conduct its business as conducted on the Closing Date. No Borrower shall modify, amend, or alter its certificate or articles of incorporation (or other similar constituent documents) other than in a manner which does not adversely affect the rights of the Lenders or the Agent.

    Maintenance of Property. Each Borrower shall maintain all of its property necessary and useful in the conduct of its business, in good operating condition and repair, ordinary wear and tear excepted.

    Insurance.

        Each Borrower shall maintain with financially sound and reputable insurers having a rating of at least A-VII or better by Best Rating Guide, insurance against (i) loss or damage by fire with extended coverage, (ii) theft, burglary, pilferage, and loss in transit, (iii) public liability and third party property damage, (iv) larceny, embezzlement, or other criminal liability, (v) public liability and third party property damage, and (vi) such other hazards or of such other types as is customary for Persons engaged in the same or similar business, all as the Agent, in its discretion, or acting at the direction of the Majority Lenders, shall specify, in amounts, and under policies acceptable to the Agent and the Majority Lenders.

        Each Borrower shall cause the Agent, for the benefit of the Agent and the Lenders, to be named as secured party or mortgagee and sole loss payee or additional insured, in a manner acceptable to the Agent. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days prior written notice to the Agent in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Agent shall not be impaired or invalidated by any act or neglect of any Borrower or the owner of any premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by the Borrowers when due, and certificates of insurance and, if requested by the Agent, photocopies of the policies shall be delivered to the Agent, in each case, in sufficient quantity for distribution by the Agent to each of the Lenders. If any Borrower fails to procure such insurance or to pay the premiums therefor when due, the Agent may, and at the direction of the Majority Lenders shall, do so from the proceeds of Revolving Loans.

        Each Borrower shall promptly notify the Agent and the Lenders of any loss, damage, or destruction to the Collateral in excess of $250,000. The Agent is hereby authorized to collect all insurance proceeds in respect of Collateral directly and to apply or remit them as follows:

          With respect to insurance proceeds relating to Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Obligations in the order provided for in Section 4.9.

          With respect to insurance proceeds relating to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Term Loans (applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity), or at the option of the Majority Lenders, may permit or require such money, or any part thereof, to be used to replace, repair, restore, or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage, or destruction; provided, however, that so long as there does not then exist any Default or Event of Default, the Borrowers shall be permitted to use insurance proceeds relating to Collateral consisting of Fixed Assets in an aggregate amount not to exceed $250,000 with respect to any occurrence, to replace, repair, restore, or rebuild the relevant Fixed Assets, in the manner set forth in this sentence; and provided, further, that the Borrowers first (A) provide the Agent and the Lenders with plans and specifications for any such repair or restoration which shall be reasonably satisfactory to the Agent and the Majority Lenders and (B)  demonstrate to the reasonable satisfaction of the Agent and the Majority Lenders that the funds available to the Borrowers will be sufficient to complete such project in the manner provided therein.

    Condemnation.

        Each Borrower shall, immediately upon learning of the institution of any proceeding for the condemnation or other taking of any of its property, notify the Agent of the pendency of such proceeding, and agrees that the Agent may participate in any such proceeding, and the Borrowers from time to time will deliver to the Agent all instruments reasonably requested by the Agent to permit such participation.

        The Agent is hereby authorized to collect the proceeds of any condemnation claim or award directly, and to apply or remit them as follows:

          With respect to condemnation proceeds relating to Collateral other than Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds, ratably, to the reduction of the Obligations in the order provided for in Section 4.9.

          With respect to condemnation proceeds relating to Collateral consisting of Fixed Assets, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, the Agent shall apply such proceeds to the reduction of the Term Loans (applying such proceeds ratably to the installments of the Term Loans in the inverse order of maturity), or at the option of the Majority Lenders, may permit or require such money, or any part thereof, to be used to replace, repair, restore, or rebuild the relevant Fixed Assets in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the condemnation.

    Environmental Laws.

        Each Borrower shall conduct its business in compliance with all Environmental Laws applicable to it, including those relating to the generation, handling, use, storage, and disposal of any Contaminant. Each Borrower shall take prompt and appropriate action to respond to any non-compliance with Environmental Laws and shall regularly report to the Agent on such response.

        Without limiting the generality of the foregoing, if requested by the Agent the Borrowers shall submit to the Agent and the Lenders annually, commencing on the first Anniversary Date, and on each Anniversary Date thereafter, an update of the status of each environmental compliance or liability issue. The Agent or any Lender may request copies of technical reports prepared by any Borrower and its communications with any Governmental Authority to determine whether such Borrower is proceeding reasonably to correct, cure, or contest in good faith any alleged non-compliance or environmental liability. Each Borrower shall, at the Agent=s or the Majority Lenders= request and at such Borrower=s expense, (i) retain an independent environmental engineer acceptable to the Agent to evaluate any sites owned by any Borrower, including tests if appropriate, where the non-compliance or alleged non-compliance with Environmental Laws has occurred and prepare and deliver to the Agent, in sufficient quantity for distribution by the Agent to the Lenders, a report setting forth the results of such evaluation, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof, and (ii) provide to the Agent, in sufficient quantity for distribution by the Agent to the Lenders, a supplemental report of such engineer whenever the scope of the environmental problems (if any), or the response thereto or the estimated costs thereof, shall change in any material respect.

    Compliance with ERISA. Each Borrower shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code, and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) make all required contributions to any Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan; and (e) not engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

    Mergers, Consolidations, Sales, Acquisitions. No Consolidated Party shall enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except (i) for sales of Inventory in the ordinary course of its business and (ii) for sales or other dispositions of Equipment in the ordinary course of business that are obsolete or no longer useable by such Consolidated Party in its business as permitted by Section 6.11; provided that notwithstanding the foregoing or any other provision of this Agreement, as long as no Default or Event of Default exists or would result therefrom and provided the Parent gives the Agent and the Lenders prior written notice:

        a Consolidated Party other than the Parent, may wind-up, dissolve, or liquidate if (i) its property is transferred to the Parent or a Borrower and (ii) the Person acquiring such property complies with its obligations under Section 6.2 simultaneously with such acquisition;

        a Consolidated Party, other than the Parent, may merge or consolidate with the Parent or a Borrower (provided the Parent or such Borrower is the survivor of any such merger or consolidation to which it is a party);

        a Consolidated Party may enter into sales or other dispositions of property consisting of (i) subject to Section 6.11(c) and Section 4.5, sales of Equipment having a fair market value of no greater than $100,000 in the aggregate for all Consolidated Parties (net of costs for replacement of Equipment permitted under Section 6.11(c) in any Fiscal Year), provided, that the Agent shall have received written notice of any such sale or disposition involving Equipment with a fair market value in excess of $100,000 and (ii) subject to Section 6.11(c ) and Section 4.5, sales allowed by Section 9.19; and

        a Borrower may transfer Accounts to Harold's Financial Corporation in the ordinary course of business, provided, that (i) Harold's Financial Corporation is a Borrower at the time of such transfer and (ii) any such transfer shall be, and hereby is deemed to be (without necessity of any further act by the Agent or any other Person), subject to the Agent's Liens.

    The inclusion of proceeds in the definition of Collateral shall not be deemed to constitute the Agent=s or any Lender=s consent to any sale or other disposition of the Collateral except as expressly permitted herein.

    Distributions; Capital Change; Restricted Investments. No Consolidated Party shall (a) directly or indirectly declare or make, or incur any liability to make any Distribution, except Distributions to a Borrower, (b) make any change in its capital structure which could have a Material Adverse Effect, or (c) make any Restricted Investment.

    Material Adverse Effect. No Consolidated Party shall enter into any transaction which could reasonably be expected to have a Material Adverse Effect.

    Guaranties. No Consolidated Party shall make, issue, or become liable on any Guaranty, except (i) Guaranties of the Obligations in favor of the Agent, for the benefit of the Agent and the Lenders and (ii) Guaranties of Debt allowed under Section 9.13.

    Debt. No Consolidated Party shall incur or maintain any Debt, other than: (a) the Obligations; (b) trade payables and contractual obligations to suppliers and customers arising in the ordinary course of business; (c) other Debt existing on the Closing Date and reflected in the Financial Statements described in Section 8.6(a); (d) Debt of a Borrower constituting purchase money Debt (including, without limitation, obligations under Capital Leases) incurred after the Closing Date not to exceed $500,000 in the aggregate; and (e)  Permitted Subordinated Debt.

    Debt Payments and Prepayment. No Consolidated Party shall make any payments on Funded Debt (except the Obligations in accordance with the terms of this Agreement) or voluntarily prepay any other Debt if any Default or Event of Default is in existence at the time of any such payment or prepayment or would result therefrom. No Consolidated Party will make any payments or prepayments at any time on any Permitted Subordinated Debt, except as may be expressly allowed by the terms of any such Permitted Subordinated Debt, or on any other Debt which is subordinate in right of payment to the Obligations (or any portion thereof).

    Transactions with Affiliates. Except as set forth below, no Consolidated Party shall sell, transfer, distribute, or pay any money or property, including, but not limited to, any fees or expenses of any nature (including, but not limited to, any fees or expenses for management services), to any Affiliate that is not a Borrower, or lend or advance money or property to any Affiliate that is not a Borrower, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any property, of any Affiliate that is not a Borrower, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate that is not a Borrower. Notwithstanding the foregoing, if no Default or Event of Default is in existence, any Borrower may engage in transactions with an Affiliate in the ordinary course of such Borrower=s business consistent with past practices and upon terms fully disclosed to the Agent and the Lenders and no less favorable to such Borrower than would be obtained in a comparable arm=s-length transaction with a third party who is not an Affiliate.

    Investment Banking and Finder=s Fees. No Consolidated Party shall pay or agree to pay, or reimburse any other party with respect to, any investment banking or similar or related fee, underwriter=s fee, finder=s fee, or broker=s fee to any Person in connection with this Agreement. The Borrowers shall defend and indemnify the Agent and the Lenders against and hold them harmless from all claims of any Person that any Borrower is obligated to pay for any such fees, and all costs and expenses (including attorneys= fees) incurred by the Agent and/or any Lender in connection therewith.

    Business Conducted. The Consolidated Parties shall not engage directly or indirectly, in any line of business other than the businesses in which the Consolidated Parties are engaged on the Closing Date.

    Liens. No Borrower shall create, incur, assume, or permit to exist any Lien on any property now owned or hereafter acquired by any of them, except Permitted Liens. Other than as set forth in this Agreement or in connection with the creation or incurrence of any Debt under Section 9.13(d) no Borrower will enter into or become subject to any Negative Pledge; provided that any Negative Pledge entered into in connection with the creation or incurrence of Debt under Section 9.13(d) shall be limited to the property subject to the purchase money Lien securing such Debt.

    Sale and Leaseback Transactions. No Borrower shall, directly or indirectly, enter into any arrangement with any Person providing for any Borrower to lease or rent property that such Borrower has sold or will sell or otherwise transfer to such Person, without the prior written consent of the Agent.

    New Subsidiaries. No Consolidated Party shall directly or indirectly, organize, create, acquire or permit to exist any Subsidiary other than those listed on Schedule 8.5.

    Fiscal Year. The Parent shall not change the last day of its Fiscal Year.

    Mark Down Policy. No Borrower shall change its AMark Down Policy@ as described on Schedule 8.32.

    Capital Expenditures.

        No Consolidated Party shall make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Consolidated Parties on a consolidated basis would exceed $2,500,000 (or such other amount as may be established pursuant to Section 9.23(b) during any Fiscal Year.

        At the Borrower's request at any time following the Agent's receipt of the Latest Projections for Borrowers' Fiscal Year beginning February 3, 2002 and ending January 31, 2003, the Borrowers and the Agent will enter into discussions for the purpose of redetermining and increasing the Capital Expenditures requirement under Section 9.23(a) for the Borrowers' Fiscal Years 2003 and following. The Borrowers will cooperate with the Agent in endeavoring to determine a Capital Expenditures limitation requirement for such periods which is acceptable to the Agent and will execute such amendment, subject to Section 13.1, as may be requested by the Agent in order to implement such redetermination.

    Adjusted Tangible Net Worth.

    (a) The Borrowers shall not permit the Adjusted Tangible Net Worth, determined for the Consolidated Parties, as of the end of any Fiscal Quarter, to be less than the following amounts during the specified periods:

    Fiscal Year 2001: $28,000,000

    Fiscal Year 2002: $28,000,000

    Fiscal Year 2003 and thereafter: $28,000,000 or such greater amount as may be established pursuant to Section 9.24(b).

    (b) At the Agent's request at any time following the Agent's receipt of the Latest Projections for Borrowers' Fiscal Year beginning February 3, 2002 and ending January 31, 2003, the Borrowers and the Agent will enter into discussions for the purpose of redetermining and increasing the Adjusted Tangible Net Worth requirement under Section 9.24(a) for the Borrowers' Fiscal Years 2003 and following. The Borrowers will cooperate with the Agent in endeavoring to determine an Adjusted Tangible Net Worth requirement for such periods which is acceptable to the Agent and will execute such amendment, subject to Section 13.1, as may be requested by the Agent in order to implement such redetermination.

    Fixed Charge Coverage Ratio. As of the last day of any Fiscal Quarter, beginning with the Fiscal Quarter ending January 31, 2002 and continuing thereafter, the Borrowers shall not permit the Fixed Charge Coverage Ratio, determined for the Parent and its Subsidiaries for the preceding four (4) Fiscal Quarters ending as of such date, to be less than 1.00 to 1.00.

    Operating Lease Obligations. No Consolidated Party shall enter into any lease of real or personal property as lessee or sublessee (other than a Capital Lease), provided, however, that any Borrower may enter into (a) any such lease of Equipment in the ordinary course of business or (b) any short term lease of real property with a maximum term not exceeding thirty (30) days, in the ordinary course of business to conduct warehouse sales; provided, that a Consolidated Party may enter into a modification or extension of any such lease that exists on the Closing Date, so long as the terms of any such modification or extension are no less favorable to such Consolidated Party as are provided by the terms of such lease as of the Closing Date.

    Use of Proceeds. The Borrowers shall use the Loan Proceeds (i) to refinance other Debt, (ii) to issue standby or commercial letters of credit, and (iii) for general working capital purposes (not otherwise prohibited by this Agreement) in the ordinary course of business, and shall not use any portion of the Loan proceeds, directly or indirectly, (a) to buy or carry any Margin Stock, (b) to repay or otherwise refinance indebtedness of the Borrowers or others incurred to buy or carry any Margin Stock, (c) to extend credit for the purpose of buying or carrying any Margin Stock, or (d) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act.

    Bank as Depository. Each Borrower shall maintain the Bank as its principal depository bank, including for the maintenance of operating, administrative, cash management, collection activity, and other deposit accounts for the conduct of its business.

    Certain Subsidiaries. With respect to each of Harold's of Texas, Inc., a California corporation, and Harold's of White Flint, Inc., a Maryland corporation, each a Wholly-Owned Subsidiary of the Parent, on or before June 30, 2001, at the Parent's option in its sole discretion the Parent shall either (A) cause such Subsidiary to (i) become in good standing in its state of incorporation, (ii) qualify to do business in each state in which the nature and extent of its business require it to be so qualified and (iii) comply with Section 6.19 or (B) dissolve such Subsidiary. CMT Enterprises, Inc., a New York corporation and Wholly-Owned Subsidiary of the Parent, will be dissolved on or before January 31, 2001.

    Further Assurances. The Borrowers shall execute and deliver, or cause to be executed and delivered, to the Agent and/or the Lenders such documents and agreements, and shall take or cause to be taken such actions, as the Agent or any Lender may, from time to time, request to carry out the terms and conditions of this Agreement and the other Loan Documents.

  CONDITIONS OF LENDING

    Conditions Precedent to Making of Loans on the Closing Date. The obligation of the Lenders to make the Term Loans and the initial Revolving Loans, and the obligation of the Agent to cause the Letter of Credit Issuer to issue any Letter of Credit, are subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent and each Lender:

      The Agent shall have received each of the following documents, all of which shall be satisfactory in form and substance to the Agent and the Lenders:

        certified copies of the certificate of incorporation, certificate of limited partnership, or comparable organizational document of each of the Borrowers and Subsidiary Guarantors, with all amendments, if any, certified by the appropriate Governmental Authority, and the bylaws, regulations, operating agreements, or similar governing documents of each Borrower and Subsidiary Guarantor, in each case certified by the corporate secretary, general partner, or comparable authorized representative of such Borrower or Subsidiary Guarantor, as being true and correct and in effect on the Closing Date;

        certificates of incumbency and specimen signatures with respect to each Person authorized to execute and deliver this Agreement and the other Loan Documents on behalf of each Borrower and each Subsidiary Guarantor, and any other Person executing any document, certificate, or instrument to be delivered in connection with this Agreement and the other Loan Documents and, in the case of each Borrower, to request Borrowings and the issuance of Letters of Credit or Credit Support for any Letter of Credit;

        a certificate evidencing the existence of each Borrower and Subsidiary Guarantor, and certificates evidencing the good standing of each Borrower and Subsidiary Guarantor in the jurisdiction of its organization and in each other jurisdiction in which it is required to be qualified as a foreign business entity to transact its business as presently conducted, provided, that upon request by any Borrower and with the consent of the Agent, certificates of good standing for such Borrower or Subsidiary Guarantor in any state other than the state(s) of its organization and chief executive office, to the extent not provided on the Closing Date, may be provided after the Closing Date;

        certified copies of all action taken by each Borrower and to authorize the execution, delivery, and performance of this Agreement, the other Loan Documents and the Borrowings and the issuance of Letters of Credit and/or Credit Support for any Letter of Credit, and of all action taken by each Subsidiary Guarantor to authorize the execution, delivery, and performance of the Subsidiary Guarantor Documents executed by such Subsidiary Guarantor;

        a certificate of each Borrower signed by its Responsible Officer:

        (A) stating that all of the representations and warranties made or deemed to be made under this Agreement are true and correct as of the Closing Date, after giving effect to the Loans to be made at such time and the application of the proceeds thereof and the issuance of any Letter(s) of Credit and/or Credit Support for any Letter of Credit at such time,

        (B) stating that no Default or Event of Default exists,

        (C) specifying the account of the Borrowers to which the Agent is authorized to transfer the proceeds of the Revolving Loans, as required by Section 2.2(c), and

        (D) certifying as to such other factual matters as may be reasonably requested by the Agent;

        with respect to any Letter of Credit to be issued, all documentation required by Section 2.4, duly executed;

        a Revolving Note payable to the order of each Lender holding a Commitment with respect to the Revolving Loans, duly executed and delivered by each Borrower, complying with the requirements of Section 2.2 and a Term Note payable to the order of each Lender holding a Commitment with respect to the Term Loans, duly executed and delivered by each Borrower, complying with the requirements of Section 2.3;

        UCC financing statements and/or amendments to existing UCC financing statements with respect to all Collateral, and all Property in which a Lien is granted to the Agent under the Subsidiary Guarantor Documents, as may be requested by the Agent, duly executed by the respective Borrowers or Subsidiary Guarantors, as the case may be, in all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent=s Lien in the Collateral and the Lien of the Agent under the Subsidiary Guarantor Documents, respectively;

        duly executed UCC-3 termination statements or assignments and such other instruments, in form and substance satisfactory to the Agent, as shall be necessary to terminate and satisfy all Liens on the Property of the Borrowers and the Subsidiary Guarantors except Permitted Liens;

        a Guaranty Agreement, duly executed and delivered by each Borrower as required pursuant to Section 6.18;

        (A) stock certificates and stock powers (duly executed in blank) for all Capital Stock (to the extent certificated) in each Borrower other than Parent (to the extent any such Capital Stock is certificated), together with acknowledgments executed by the respective issuers thereof, in form and substance satisfactory to the Agent and (B) Acontrol@ agreements (pursuant to the UCC), each duly executed, as the Agent may request with respect to any Investment Property listed in Schedule 8.30;

        a Borrowing Base Certificate effective as of the Business Day preceding the day such initial Loans are to be funded or any such Letter of Credit or Credit Support is to be issued;

        a waiver and consent agreement duly executed on behalf of the warehouseman for the Parent's leased warehouse location at 115 Enterprise Avenue South, Secaucus, New Jersey 07094, and a landlord=s waiver and consent agreement duly executed on behalf of the landlord for the Parent's leased warehouse location at 705 East Lindsey, Norman, Oklahoma;

        a Blocked Account Agreement duly executed, with respect to the Parent's account No.814054988 at Bank of Oklahoma, N.A.;

        a signed opinion of counsel for the Borrowers and the Subsidiary Guarantors, opining as to such matters in connection with the transactions contemplated by this Agreement as the Agent may reasonably request, such opinion to be in a form, scope, and substance satisfactory to the Agent, the Lenders, and their respective counsel;

        evidence in form, scope, and substance reasonably satisfactory to the Agent, of all insurance coverage as required by this Agreement;

        Guarantor Security Documents, duly executed and delivered by each Subsidiary of the Parent that is not a Borrower, and such other documents and instruments as the Agent or any Lender may reasonably request.

      This Agreement and the other Loan Documents shall have been executed by each party thereto and the Borrowers shall have performed and complied with all covenants, agreements, and conditions contained herein and the other Loan Documents which are required to be performed or complied with by the Borrowers before or on the Closing Date.

      Upon making the initial Revolving Loans (including such Revolving Loans made to finance the fees, costs, and expenses then payable under this Agreement) and issuing any Letters of Credit or Credit Support on the date of making the initial Revolving Loans, and with all obligations of the Borrowers current, (A) Availability would equal or exceed $0 and (B) the amount calculated under clause (b) of the definition of Borrowing Base less Aggregate Revolver Outstandings would equal or exceed $1,000,000.

      All representations and warranties made hereunder and in the other Loan Documents shall be true and correct on the Closing Date.

      No Default or Event of Default shall exist on the Closing Date, or would exist after giving effect to the Loans to be made, the Letters of Credit to be issued, and the Credit Support to be in place on such date.

      The Borrowers shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Loan Documents and the transactions contemplated thereby to the extent invoiced.

      The Agent and the Lenders shall have had an opportunity, if they so choose, to examine the books of account and other records and files of the Borrowers and to make copies thereof, and to conduct a pre-closing audit which shall include, without limitation, verification of Inventory, Accounts, and the Borrowing Base, and the results of such examination and audit shall have been satisfactory to the Agent and the Lenders in all respects.

      The Agent and the Lenders shall have received an appraisal of each Borrower's Inventory reflecting the G.O.B. Value thereof, performed by a credentialed appraiser acceptable to the Agent and in form and substance satisfactory to the Agent.

      EBITDA, determined for the Borrowers on a consolidated basis for the Fiscal Period ending October 31, 2000 shall equal or exceed $200,000 in the aggregate.

      All proceedings taken in connection with the execution of this Agreement, all other Loan Documents and all documents and papers relating thereto shall be satisfactory in form, scope, and substance to the Agent and the Lenders.

      No action, proceeding, investigation, regulation, or legislation shall have been instituted, threatened, or proposed by or before any Governmental Authority to enjoin, restrain, or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated by this Agreement or which, in the Agent=s or the Lenders= reasonable discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement.

    The acceptance by the Borrowers of any Loans made or Letters of Credit issued on the Closing Date shall be deemed to be a representation and warranty made by the Borrowers to the effect that all of the conditions precedent to the making of such Loans or the issuance of such Letters of Credit have been satisfied, with the same effect as delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of the Borrowers, dated the Closing Date, to such effect. Execution and delivery to the Agent by a Lender of a counterpart of this Agreement shall be deemed confirmation by such Lender that (i) all conditions precedent in this Section 10.1 have been fulfilled to the satisfaction of such Lender, (ii) the decision of such Lender to execute and deliver to the Agent an executed counterpart of this Agreement was made by such Lender independently and without reliance on the Agent or any other Lender as to the satisfaction of any condition precedent set forth in this Section 10.1, and (iii) all documents sent to such Lender for approval, consent, or satisfaction were acceptable to such Lender.

    Conditions Precedent to Each Loan. The obligation of the Lenders to make each Loan, including the initial Revolving Loans and the Term Loans, and the obligation of the Agent to cause the Letter of Credit Issuer to issue any Letter of Credit or provide any Credit Support shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

      the following statements shall be true, and the acceptance by the Borrowers of any extension of credit shall be deemed to be a statement to the effect set forth in clause (i) and clause (ii) following with the same effect as the delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of each Borrower, dated the date of such extension of credit, stating that:

        The representations and warranties contained in this Agreement and the other Loan Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, other than any such representation or warranty which relates to a specified prior date and except to the extent the Agent and the Lenders have been notified by the Borrowers that any representation or warranty is not correct and the Majority Lenders have explicitly waived in writing compliance with such representation or warranty; and

        No event has occurred and is continuing, or would result from such extension of credit, which constitutes a Default or an Event of Default;

      The amount of the Borrowing Base shall be sufficient to make such Revolving Loans or issue such Letters of Credit or Credit Support without the Availability being or becoming less than $0, provided, however, that the foregoing condition precedent is not a condition to each Lender participating in or reimbursing the Bank or the Agent for such Lender=s Pro Rata Share of any Non-Ratable Loan or Agent Advance made in accordance with the provisions of Section 2.2(h), Section 2.2(i), and Section 2.2(j);

      The Agent shall have received satisfactory evidence that the Agent has a valid, exclusive (other than Permitted Liens), and perfected first priority security interest, lien, collateral assignment, and pledge as of such date in all Collateral and in all other Property in which the Agent is granted a Lien under the Subsidiary Guarantor Documents (to the extent any such Liens may be perfected under the UCC; provided, that upon the Agent=s request, the Borrowers shall provide, and shall cause any Subsidiary Guarantor to provide, any additional agreement, document, instrument, certificate, or other item relating to any other Collateral as may be required for perfection under any Requirement of Law);

      Except as disclosed in writing to the Agent and the Lenders on or before the Closing Date, as of the Closing Date and as of the date of funding such Loan or issuing such Letter of Credit, there shall not have occurred any change which is materially adverse, in the Agent=s or the Lenders= discretion, to the assets, liabilities, businesses, operations, or condition (financial or otherwise) of the Borrowers in comparison to such conditions as presented by the Financial Statements and no Material Adverse Effect shall have occurred.

  DEFAULT REMEDIES

    Events of Default. It shall constitute an event of default (AEvent of Default@) if any one or more of the following shall occur for any reason:

      any failure by the Borrowers to pay the principal of or interest or premium on any of the Obligations or any fee or other amount owing hereunder when due, whether upon demand or otherwise;

      any representation or warranty made or deemed made by the Borrowers in this Agreement or in any of the other Loan Documents, any Financial Statement, or any certificate furnished by the Borrowers at any time to the Agent or any Lender shall prove to be untrue in any material respect as of the date on which made, deemed made, or furnished;

      any default shall occur in

        the observance or performance of any of the covenants and agreements contained in Article 6 or Article 7 or Section 9.2 (insofar as it requires the preservation of the existence of the Borrowers) or Sections 9.9 through 9.27 or Section 9.30, or the observance or performance of any of the covenants and agreements contained in this Agreement, other than as referenced in Section 11.1(a) and Section 11.1(c)(i) or any of the other Loan Documents or any other agreement entered into at any time to which the Borrowers or any Subsidiary Guarantor and the Agent or any Lender are party (including in respect of any Bank Products) and such default shall continue for a period of thirty (30) days, or if any such agreement or document shall terminate (other than in accordance with its terms or the terms hereof or with the written consent of the Agent and the Majority Lenders) or become void or unenforceable, without the written consent of the Agent and the Majority Lenders;

      default shall occur with respect to any Funded Debt (other than the Obligations) of any Borrower, or under any agreement or instrument under or pursuant to which any such Funded Debt may have been issued, created, assumed, or guaranteed by any Borrower, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Funded Debt to accelerate, the maturity of any such Funded Debt, or any such Funded Debt shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

      any Borrower shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement, or readjustment of its debts or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action, or proceeding; (ii)  apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee, or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

      an involuntary petition or proposal shall be filed or an action or proceeding otherwise commenced (other than as referenced in Section 11.1(e)) seeking reorganization, arrangement, consolidation, or readjustment of the debts of any Borrower or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing;

      a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee, or similar officer for any Borrower or for all or any part of its property shall be appointed or a warrant of attachment, execution, or similar process shall be issued against any part of the property of any Borrower;

      any Borrower shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved, or wound-up (except in a transaction allowed under Section 9.9) or shall commence or have commenced against it any action or proceeding for dissolution, winding-up, or liquidation, or shall take any corporate action in furtherance thereof;

      all or any material part of the property of any Borrower shall be nationalized, expropriated, or condemned, seized, or otherwise appropriated, or custody or control of such property or of any Borrower shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

      any Guaranty of the Obligations shall be terminated, revoked, or declared void or invalid;

      one or more judgments, orders, decrees, or arbitration awards is entered against any Borrower involving liability in the aggregate (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related or unrelated series of transactions, incidents or conditions, of $250,000 or more, and the same shall remain unsatisfied, unvacated, and unstayed pending appeal for a period of thirty (30) days after the entry thereof;

      any loss, theft, damage, or destruction of any item or items of Collateral or other property of any Borrower occurs which reasonably could be expected to cause a Material Adverse Effect and is not adequately covered by insurance;

      there occurs a Material Adverse Effect;

      there is filed against any Borrower any action, suit, or proceeding under any federal or state racketeering statute (including the Racketeer Influenced and Corrupt Organization Act of 1970), which action, suit or proceeding (i) is not dismissed within one hundred twenty (120) days, and (ii) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

      for any reason other than the failure of the Agent to take any action available to it to maintain perfection of the Agent=s Liens, pursuant to the Loan Documents, any Loan Document ceases to be in full force and effect or any Lien with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected, and prior to all other Liens (other than Permitted Liens which are expressly permitted to have priority over the Agent=s Liens) or is terminated, revoked, or declared void;

      (i) an ERISA Event shall occur with respect to a Pension Plan or Multi-employer Plan which has resulted or could reasonably be expected to result in liability of any Borrower under Title IV of ERISA to the Pension Plan, Multi-employer Plan, or the PBGC in an aggregate amount in excess of $1,000,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $1,000,000; or (iii) any Borrower or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $1,000,000;

      there occurs a Change of Control; or

      any breach or default (however defined) occurs under or in connection with any Permitted Subordinated Debt, or under any subordination agreement governing any Permitted Subordinated Debt.

    Remedies.

      If a Default or an Event of Default exists, the Agent may, in its discretion, and shall, at the direction of the Majority Lenders, do one or more of the following at any time or times and in any order, without notice to or demand on any Borrower: (i) reduce the Maximum Revolver Amount, or the advance rates against Eligible Accounts and/or Eligible Inventory used in computing the Borrowing Base, or reduce one or more of the other elements used in computing the Borrowing Base; (ii) restrict the amount of or refuse to make Revolving Loans; and (iii) restrict or refuse to provide Letters of Credit or Credit Support. If an Event of Default exists, the Agent shall, at the direction of the Majority Lenders, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on any Borrower: (A) terminate the Commitments and this Agreement; (B) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 11.1(e), 11.1(f), 11.1(g), or 11.1(h), the Commitments shall automatically and immediately expire and all Obligations shall automatically become immediately due and payable without notice or demand of any kind; and (C) pursue its other rights and remedies under the Loan Documents and applicable law.

      If an Event of Default has occurred and is continuing: (i) the Agent shall have for the benefit of the Lenders, in addition to all other rights of the Agent and the Lenders, the rights and remedies of a secured party under the UCC; (ii) the Agent may, at any time, take possession of the Collateral and keep it on any Borrower=s premises, at no cost to the Agent or any Lender, or remove any part of it to such other place or places as the Agent may desire, or any Borrower shall, upon the Agent=s demand, at such Borrower=s cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and (iii) the Agent may sell and deliver any Collateral at public or private sales, for cash, upon credit, or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, each Borrower agrees that any notice by the Agent of sale, disposition, or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to the Borrowers if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) days prior to such action to the Borrowers= address specified in or pursuant to Section 15.8. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Agent or the Lenders receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to any Borrower. In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, each Borrower irrevocably waives: (A) the posting of any bond, surety, or security with respect thereto which might otherwise be required; (B) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (C) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment. Each Borrower agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Agent is hereby granted a license or other right to use, without charge, each Borrower=s labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and each Borrower=s rights under all licenses and all franchise agreements shall inure to the Agent=s benefit for such purpose. The proceeds of sale shall be applied first to all expenses of sale, including attorneys= fees, and then to the Obligations. The Agent will return any excess to the Borrowers, and the Borrowers shall remain liable for any deficiency.

      If an Event of Default occurs and is continuing, each Borrower hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent=s rights to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing.

      Each Borrower recognizes that the Agent may be unable to effect a public sale of any or all of the Collateral or other property to be sold by reason of certain prohibitions contained in the laws of any jurisdiction outside the United States or in applicable federal or state securities laws but may be compelled to resort to one or more private sales thereof to a restricted group of purchasers who will be obliged to agree, among other things, to acquire such Collateral or other property to be sold for their own account for investment and not with a view to the distribution or resale thereof. Each Borrower acknowledges and agrees that any such private sale may result in prices and other terms less favorable to the seller than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall, to the extent permitted by law, be deemed to have been made in a commercially reasonable manner. Unless required by a Requirement of Law, the Agent shall not be under any obligation to delay a sale of any of the Collateral or other property to be sold for the period of time necessary to permit the issuer of such securities to register such securities under the laws of any jurisdiction outside the United States under any applicable federal or state securities laws, even if such issuer would agree to do so. Each Borrower further agrees to do or cause to be done, to the extent that such Borrower may do so under Requirements of Law, all such other acts and things as may be necessary to make such sales or resales of any portion or all of the Collateral or other property to be sold valid and binding and in compliance with any and all Requirements of Law at the Borrowers= expense. Each Borrower further agrees that a breach of any of the covenants contained in this Section 11.2(d) will cause irreparable injury to the Agent and the Lenders for which there is no adequate remedy at law and, as a consequence, agrees that each covenant contained in this Section 11.2(d) shall be specifically enforceable against such Borrower and such Borrower hereby waives and agrees, to the fullest extent permitted by law, not to assert as a defense against an action for specific performance of such covenants that (i) such Borrower=s failure to perform such covenants will not cause irreparable injury to the Agent and the Lenders or (ii) the Agent or the Lenders have an adequate remedy at law in respect of such breach. Each Borrower further acknowledges the impossibility of ascertaining the amount of damages which would be suffered by the Agent and the Lenders by reason of a breach of any of the covenants contained in this Section 11.2(d) and, consequently, agrees that, if such Borrower shall breach any of such covenants and the Agent or the Lenders shall sue for damages for such breach, such Borrower shall pay to the Agent, for the benefit of the Agent and the Lenders, as liquidated damages and not as a penalty, an aggregate amount equal to the value of the Collateral or other property to be sold on the date the Agent shall demand compliance with this Section 11.2(d).

  TERM AND TERMINATION

    Term and Termination. The term of this Agreement shall end on the Stated Termination Date unless terminated as provided in this Article 12. The Borrowers, the Agent, and each Lender shall have the right to terminate this Agreement, without premium or penalty, on the Stated Termination Date by giving the other parties hereto written notice not less than sixty (60) days prior to the end of such term by registered or certified mail. The Borrowers may terminate this Agreement pursuant to Section 4.2, subject to payment and performance in full of all requirements of Section 4.2 on or prior to the effective date of termination. The Agent upon direction from the Majority Lenders may terminate this Agreement without notice to the Borrowers during the existence of an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including all unpaid principal, accrued and unpaid interest, and any early termination or prepayment fees to the extent payable under this Agreement, but excluding indemnification obligations to the extent no claim with respect thereto has been asserted and remains unsatisfied) shall become immediately due and payable and the Borrowers shall immediately arrange for the cancellation and return of all Letters of Credit and Credit Support then outstanding. Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, the Borrowers shall remain bound by the terms of this Agreement and shall not be relieved of any of its Obligations hereunder or under any other Loan Document, and the Agent and the Lenders shall retain all their rights and remedies under the Loan Documents (including, without limitation, the Agent=s Liens in, and all rights and remedies with respect to, all then existing and after-arising Collateral, and all rights of the Agent under any Subsidiary Guarantor Documents).

  AMENDMENTS; WAIVERS; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS

    Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by any Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Majority Lenders (or by the Agent at the written request of the Majority Lenders) and the Borrowers and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and the Borrowers and acknowledged by the Agent, do any of the following:

      increase or extend the Commitment of any Lender;

      postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees, or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document;

      reduce the principal of, or the rate of interest specified herein on any Loan, or any fees or other amounts payable hereunder or under any other Loan Document;

      change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder;

      increase any of the percentages set forth in the definition of the Borrowing Base;

      amend this Section or any provision of the Agreement providing for consent or other action by all Lenders;

      release Collateral other than as permitted by Section 14.12;

      change the definitions of AMajority Lenders@ or ARequired Lenders@; or

      increase the Maximum Revolver Amount and the Unused Letter of Credit Subfacility;

    provided, however, the Agent may, in its sole discretion and notwithstanding the limitations contained in clause (e) and clause (i) above and any other terms of this Agreement, make Revolving Loans (including Agent Advances) in an amount not to exceed ten percent (10%) of the Borrowing Base and, provided further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent, affect the rights or duties of the Agent under this Agreement or any other Loan Document.

    Assignments; Participations.

        Any Lender may, with the written consent of the Agent (which consent shall not be unreasonably withheld) and, so long as no Default or Event of Default exists, of the Parent (which consent shall not be unreasonably withheld), assign and delegate to one or more Eligible Assignees (provided that no consent of the Agent or the Parent shall be required in connection with any assignment and delegation by a Lender to an Affiliate of such Lender) (each an AAssignee@) all, or any ratable part of all, of the Loans, the Commitments, and the other rights and obligations of such Lender hereunder, in a minimum amount of $10,000,000 (provided that, unless an assignor Lender has assigned and delegated all of its Loans and Commitments, no such assignment and/or delegation shall be permitted unless, after giving effect thereto, such assignor Lender retains a Commitment in a minimum amount of $15,000,000); provided, however, that the Borrowers and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses, and related information with respect to the Assignee, shall have been given to the Borrowers and the Agent by such Lender and the Assignee; (ii) such Lender and its Assignee shall have delivered to the Borrowers and the Agent an Assignment and Acceptance in the form of Exhibit F (AAssignment and Acceptance@) together with any Note or Notes subject to such assignment, and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $5,000.

        From and after the date that the Agent notifies the assignor Lender that it has received an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations, including, but not limited to, the obligation to participate in Letters of Credit and Credit Support have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender=s rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

      By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of this Agreement or any other Loan Document furnished pursuant hereto or the attachment, perfection, or priority of any Lien granted by the Borrowers to the Agent or any Lender in the Collateral; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or the performance or observance by any Borrower of any of its obligations under this Agreement or any other Loan Document furnished pursuant hereto; (iii) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers, including the discretionary rights and incidental power, as are reasonably incidental thereto; and (vi) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

      Immediately upon satisfaction of the requirements of Section 13.2(a), this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

      Any Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of the Borrowers (a AParticipant@) participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the Aoriginating Lender@) hereunder and under the other Loan Documents; provided, however, that (i) the originating Lender=s obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrowers and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender=s rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, and (v) all amounts payable by the Borrowers hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent and subject to the same limitation as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.

      Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR '203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

  THE AGENT

    Appointment and Authorization. Each Lender hereby designates and appoints the Bank (acting in its capacity as the Agent) as its agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions contained in this Article 14. The provisions of this Article 14 are solely for the benefit of the Agent and the Lenders and the Borrowers shall have no rights as a third party beneficiary of any of the provisions contained herein other than as expressly provided in Section 14.10 and Section 14.12. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term Aagent@ in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Except as expressly otherwise provided in this Agreement, the Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which the Agent is expressly entitled to take or assert under this Agreement and the other Loan Documents, including (a) the determination of the applicability of ineligibility criteria with respect to the calculation of the Borrowing Base, (b) the making of Agent Advances pursuant to Section 2.2(i), and (c) the exercise of remedies pursuant to Section 11.2, and any action so taken or not taken shall be deemed consented to by the Lenders.

    Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees, or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made without gross negligence or willful misconduct.

    Liability of the Agent. None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation, or warranty made by any Borrower or Affiliate of any Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement, or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability, or sufficiency of this Agreement or any other Loan Document, or for any failure of any Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books, or records of any Borrower or any Borrower=s Affiliates.

    Reliance by the Agent.

        The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex, or telephone message, statement, or other document or conversation believed by it to be genuine and correct and to have been signed, sent, or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to any Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Lenders (or all Lenders if so required by Section 13.1) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

        For purposes of determining compliance with the conditions specified in Section 10.1, each Lender that has executed this Agreement shall be deemed to have consented to, approved, or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Lender for consent, approval, acceptance, or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender.

    Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, unless the Agent shall have received written notice from a Lender or a Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a Anotice of default.@ The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Lenders in accordance with Section 11.2; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

    Credit Decision. Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrowers and their Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition, and creditworthiness of the Borrowers and their Affiliates, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrowers. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals, and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition, and creditworthiness of the Borrowers. Except for notices, reports, and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition, or creditworthiness of any Borrower which may come into the possession of any of the Agent-Related Persons.

    Indemnification. WHETHER OR NOT THE TRANSACTIONS CONTEMPLATED HEREBY ARE CONSUMMATED, THE LENDERS SHALL INDEMNIFY UPON DEMAND THE AGENT-RELATED PERSONS (TO THE EXTENT NOT REIMBURSED BY OR ON BEHALF OF THE BORROWERS AND WITHOUT LIMITING THE OBLIGATION OF THE BORROWERS TO DO SO), PRO RATA, FROM AND AGAINST ANY AND ALL INDEMNIFIED LIABILITIES AS SUCH TERM IS DEFINED IN SECTION 15.11; PROVIDED, HOWEVER, THAT NO LENDER SHALL BE LIABLE FOR THE PAYMENT TO THE AGENT-RELATED PERSONS OF ANY PORTION OF SUCH INDEMNIFIED LIABILITIES RESULTING SOLELY FROM SUCH PERSON=S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment, or enforcement (whether through negotiations, legal proceedings, or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrowers. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

    The Agent in Individual Capacity. The Bank and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting, or other business with the Borrower and its Affiliates as though the Bank were not the Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, the Bank or its Affiliates may receive information regarding any Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of any such Borrower or Affiliate) and acknowledge that the Agent and the Bank shall be under no obligation to provide such information to the Lenders. With respect to its Loans, the Bank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms ALender@ and ALenders@ include the Bank in its individual capacity.

    Successor Agent. The Agent may resign as Agent upon thirty (30) days notice to the Lenders and the Borrowers, such resignation to be effective upon the acceptance of a successor agent to its appointment as Agent. In the event the Bank sells all of its Commitment and Loans as part of a sale, transfer, or other disposition by the Bank of substantially all of its loan portfolio, the Bank shall resign as Agent and such purchaser or transferee shall become the successor Agent hereunder. If the Agent resigns under this Agreement, subject to the proviso in the preceding sentence, the Majority Lenders shall appoint from among the Lenders a successor agent for the Lenders. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrowers, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers, and duties of the retiring Agent and the term AAgent@ shall mean such successor agent, and the retiring Agent=s appointment, powers, and duties as Agent shall be terminated. After any retiring Agent=s resignation hereunder as Agent, the provisions of this Article 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

    Withholding Tax.

        If any Lender is a Aforeign corporation, partnership, or trust@ within the meaning of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent, to deliver to the Agent and the Parent:

          if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, properly completed IRS Forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

          if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

          such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

      Such Lender agrees to promptly notify the Agent and the Parent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

      If any Lender claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to notify the Agent and the Parent of the percentage amount in which it is no longer the beneficial owner of Obligations owing to such Lender. To the extent of such percentage amount, the Agent and the Parent will treat such Lender=s IRS Form 1001 as no longer valid.

      If any Lender claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

      If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by clause (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

      If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent or any Borrower did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent or any Borrower of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent and the Borrowers fully for all amounts paid, directly or indirectly, by the Agent or any Borrower as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section 14.10, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this Section 14.10(e) shall survive the payment of all Obligations and the resignation or replacement of the Agent.

    Reserved.

    Collateral Matters.

        The Lenders hereby irrevocably authorize the Agent, at its option and in its sole discretion, to release any Agent=s Lien upon any Collateral (i) upon the termination of the Commitments and payment and satisfaction in full of all Loans and reimbursement obligations in respect of Letters of Credit and Credit Support, and the termination of all outstanding Letters of Credit (whether or not any of such obligations are due) and all other Obligations; (ii) constituting property being sold or disposed of if the Borrower disposing of such property certifies to the Agent that the sale or disposition is made in compliance with Section 9.9 or Section 9.19 (and the Agent may rely conclusively on any such certificate, without further inquiry); (iii) constituting property in which no Borrower owned any interest at the time the Lien was granted or at any time thereafter; or (iv) constituting property leased to a Borrower under a lease which has expired or been terminated in a transaction permitted under this Agreement. Except as provided above, the Agent will not release any of the Agent=s Liens without the prior written authorization of the Lenders; provided that the Agent may, in its discretion, release the Agent=s Liens on Collateral valued in the aggregate not in excess of $250,000 during any one (1) year period without the prior written authorization of the Lenders. Upon request by the Agent or the Borrowers at any time, the Lenders will confirm in writing the Agent=s authority to release any Agent=s Liens upon particular types or items of Collateral pursuant to this Section 14.12.

        Upon receipt by the Agent of any authorization required pursuant to Section 14.12(a) from the Lenders of the Agent=s authority to release any Agent=s Liens upon particular types or items of Collateral, and upon at least five (5) Business Days prior written request by the Borrowers, the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Agent=s Liens upon such Collateral; provided, however, that (i) the Agent shall not be required to execute any such document on terms which, in the Agent=s opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (ii) such release shall not in any manner discharge, affect, or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of the Borrowers in respect of) all interests retained by the Borrowers, including the proceeds of any sale, all of which shall continue to constitute part of the Collateral.

        The Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by any Borrower or is cared for, protected, or insured or has been encumbered, or that the Agent=s Liens have been properly or sufficiently or lawfully created, perfected, protected, or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure, or fidelity, or to continue exercising, any of the rights, authorities, and powers granted or available to the Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission, or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion given the Agent=s own interest in the Collateral in its capacity as one of the Lenders and that the Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing.

    Restrictions on Actions by Lenders; Sharing of Payments.

        Each of the Lenders agrees that it shall not, without the express consent of all Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of all Lenders, set-off against the Obligations, any amounts owing by such Lender to any Borrower or any accounts of any Borrower now or hereafter maintained with such Lender. Each of the Lenders further agrees that it shall not, unless specifically requested to do so by the Agent, take or cause to be taken any action to enforce its rights under this Agreement or against any Borrower, including the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral.

        If at any time or times any Lender shall receive (i) by payment, foreclosure, set-off, or otherwise, any proceeds of Collateral or any payments with respect to the Obligations owing to such Lender arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from the Agent pursuant to the terms of this Agreement, or (ii) payments from the Agent in excess of such Lender=s ratable portion of all such distributions by the Agent, such Lender shall promptly (A) turn the same over to the Agent, in kind, and with such endorsements as may be required to negotiate the same to the Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (B) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participations shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

    Agency for Perfection. Each Lender hereby appoints each other Lender as agent for the purpose of perfecting the Lenders= security interest in assets which, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent thereof, and, promptly upon the Agent=s request therefor shall deliver such Collateral to the Agent or in accordance with the Agent=s instructions.

    Payments by the Agent to the Lenders. All payments to be made by the Agent to the Lenders shall be made by bank wire transfer or internal transfer of immediately available funds to each Lender pursuant to wire transfer instructions delivered in writing to the Agent on or prior to the Closing Date (or if such Lender is an Assignee, in the applicable Assignment and Acceptance), or pursuant to such other wire transfer instructions as each party may designate for itself by written notice to the Agent. Concurrently with each such payment, the Agent shall identify whether such payment (or any portion thereof) represents principal, premium, or interest on the Loans or otherwise.

    Concerning the Collateral and the Related Loan Documents. Each Lender authorizes and directs the Agent to enter into this Agreement and the other Loan Documents for the benefit and obligation of the Agent and the Lenders. Each Lender agrees that any action taken by the Agent, the Majority Lenders, or the Required Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents, and the exercise by the Agent, the Majority Lenders, or the Required Lenders, as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the Lenders.

    Field Audit and Examination Reports; Disclaimer by Lenders. By signing this Agreement, each Lender:

        is deemed to have requested that the Agent furnish such Lender, promptly after it becomes available, a copy of each field audit or examination report (each a AReport@ and collectively, AReports@) prepared by the Agent;

        expressly agrees and acknowledges that neither the Bank nor the Agent (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

        expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that the Agent, the Bank, or other party performing any audit or examination will inspect only specific information regarding the Borrowers and will rely significantly upon the Borrowers= books and records, as well as on representations of the Borrowers= personnel;

        agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner; and

        without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold the Agent and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to the Borrowers, or the indemnifying Lender=s participation in, or the indemnifying Lender=s purchase of, a loan or loans of the Borrowers; and (ii) to pay and protect, and indemnify, defend, and hold the Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses, and other amounts (including Attorney Costs) incurred by the Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

    Relation Among Lenders. The Lenders are not partners or co-venturers, and no Lender shall be liable for the acts or omissions of, or (except as otherwise set forth herein in case of the Agent) authorized to act for, any other Lender.

  MISCELLANEOUS

    No Waivers; Cumulative Remedies. No failure by the Agent or any Lender to exercise any right, remedy, or option under this Agreement or any present or future supplement hereto, or in any other agreement between or among any Borrower and the Agent and/or any Lender, or delay by the Agent or any Lender in exercising the same, will operate as a waiver thereof. No waiver by the Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by the Agent or the Lenders on any occasion shall affect or diminish the Agent=s and each Lender=s rights thereafter to require strict performance by the Borrowers of any provision of this Agreement. The Agent=s and each Lender=s rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Lender may have.

    Severability. The illegality or unenforceability of any provision of this Agreement, any Loan Document, or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

    Governing Law; Choice of Forum; Service of Process.

      THIS AGREEMENT SHALL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS PROVIDED THAT PERFECTION ISSUES WITH RESPECT TO ARTICLE 9 OF THE UCC MAY GIVE EFFECT TO APPLICABLE CHOICE OR CONFLICT OF LAW RULES SET FORTH IN ARTICLE 9 OF THE UCC) OF THE STATE OF TEXAS; PROVIDED THAT THE AGENT AND THE LENDERS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

      ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF TEXAS OR OF THE UNITED STATES FOR THE NORTHERN DISTRICT OF TEXAS, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWERS, THE AGENT, AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE BORROWERS, THE AGENT, AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. NOTWITHSTANDING THE FOREGOING (i) THE AGENT AND THE LENDERS SHALL HAVE THE RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST ANY BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION THE AGENT OR THE LENDERS DEEM NECESSARY OR APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS AND (ii) EACH OF THE PARTIES HERETO ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS DESCRIBED IN THE IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE THOSE JURISDICTIONS.

    Waiver of Jury Trial. EACH OF THE BORROWERS, THE LENDERS, AND THE AGENT IRREVOCABLY WAIVES ITS RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING, OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT, OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. EACH OF THE BORROWERS, THE LENDERS, AND THE AGENT AGREES THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM, OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS, OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

    Survival of Representations and Warranties. All of the representations and warranties of each Borrower contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Lenders or their respective agents.

    Other Security and Guaranties. The Agent, may, without notice or demand and without affecting the Borrowers= obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce, or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

    Fees and Expenses. Each Borrower agrees to pay to the Agent, for its benefit, on demand, all costs and expenses that the Agent pays or incurs in connection with the negotiation, preparation, syndication, consummation, administration, enforcement, and termination of this Agreement or any of the other Loan Documents, including: (a) Attorney Costs; (b) costs and expenses (including attorneys= and paralegals= fees and disbursements) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees, and other charges for filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent=s Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of this Agreement); (e) sums paid or incurred to pay any amount or take any action required of any Borrower under the Loan Documents that such Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including travel, lodging, and meals for inspections of the Collateral and the Borrowers= operations by the Agent plus the Agent=s then customary charge for field examinations and audits and the preparation of reports thereof (such charge is currently $750 per day (or portion thereof) for each agent or employee of the Agent with respect to each field examination or audit); (g) costs and expenses of forwarding loan proceeds, collecting checks, and other items of payment, and establishing and maintaining Payment Accounts and lock boxes; (h) costs and expenses of preserving and protecting the Collateral; and (i) costs and expenses (including Attorney Costs) paid or incurred to obtain payment of the Obligations, enforce the Agent=s Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Agent or any Lender arising out of the transactions contemplated hereby (including preparations for and consultations concerning any such matters). The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrowers. All of the foregoing costs and expenses shall be charged to the Loan Account as Revolving Loans as described in Section 4.8.

    Notices. Except as otherwise provided herein, all notices, demands, and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

    If to the Agent or to the Bank:

    Bank of America, N.A.

    901 Main Street, 6th Floor

    Dallas, Texas 75202

    Attention: Commercial Finance Business Credit/Regional Manager: URGENT

    Telecopy No.: 214-209-3501

    with a copy to:

    Jenkens & Gilchrist, P.C.

    1445 Ross Avenue, Suite 3200

    Dallas, Texas 75202

    Attention: Daniel C. Garner, Esq.

    Telecopy No.: 214-855-4300

    If to the Borrowers:

    Harold=s Stores, Inc.

    765 Asp

    Norman, Oklahoma 73069

    Attention: H. Rainey Powell, President

    Telecopy No.:405-366-2538

    with a copy to:

    Crowe & Dunlevy, a Professional Corporation

    2500 South McGee, Suite 140

    Norman, Oklahoma 73072

    Attention: Gary C. Rawlinson, Esq.

    Telecopy No.: 405-272-5292

    or to such other address as each party may designate for itself by like notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration, or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration, or other communication.

    Waiver of Notices. Unless otherwise expressly provided herein, each Borrower waives presentment, notice of demand or dishonor, and protest as to any instrument, notice of intent to accelerate the Obligations, and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on any Borrower which the Agent or any Lender may elect to give shall entitle any Borrower to any or further notice or demand in the same, similar, or other circumstances.

    Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto; provided, however, that no interest herein may be assigned by any Borrower without the prior written consent of the Agent and each Lender. The rights and benefits of the Agent and the Lenders hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

    Indemnity of the Agent and the Lenders by the Borrowers.

        EACH BORROWER AGREES TO DEFEND, INDEMNIFY, AND HOLD THE AGENT-RELATED PERSONS AND EACH LENDER AND EACH OF THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, COUNSEL, AGENTS, AND ATTORNEYS-IN-FACT (EACH, AN AINDEMNIFIED PERSON @) HARMLESS FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, CHARGES, EXPENSES, AND DISBURSEMENTS (INCLUDING ATTORNEY COSTS) OF ANY KIND OR NATURE WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING AT ANY TIME FOLLOWING REPAYMENT OF THE LOANS AND THE TERMINATION, RESIGNATION, OR REPLACEMENT OF THE AGENT OR REPLACEMENT OF ANY LENDER) BE IMPOSED ON, INCURRED BY, OR ASSERTED AGAINST ANY SUCH PERSON IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED BY OR REFERRED TO HEREIN, OR THE TRANSACTIONS CONTEMPLATED HEREBY, OR ANY ACTION TAKEN OR OMITTED BY ANY SUCH PERSON UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING WITH RESPECT TO ANY INVESTIGATION, LITIGATION, OR PROCEEDING (INCLUDING ANY INSOLVENCY PROCEEDING OR APPELLATE PROCEEDING) RELATED TO OR ARISING OUT OF THIS AGREEMENT, ANY OTHER LOAN DOCUMENT, OR THE LOANS OR THE USE OF THE PROCEEDS THEREOF, WHETHER OR NOT ANY INDEMNIFIED PERSON IS A PARTY THERETO (ALL THE FOREGOING, COLLECTIVELY, THE AINDEMNIFIED LIABILITIES@); PROVIDED, THAT THE BORROWERS SHALL HAVE NO OBLIGATION HEREUNDER TO ANY INDEMNIFIED PERSON WITH RESPECT TO INDEMNIFIED LIABILITIES RESULTING SOLELY FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNIFIED PERSON. THE AGREEMENTS IN THIS SECTION 15.11 SHALL SURVIVE PAYMENT OF ALL OTHER OBLIGATIONS.

      EACH BORROWER AGREES TO INDEMNIFY, DEFEND, AND HOLD HARMLESS THE AGENT AND THE LENDERS FROM ANY LOSS OR LIABILITY DIRECTLY OR INDIRECTLY ARISING OUT OF THE USE, GENERATION, MANUFACTURE, PRODUCTION, STORAGE, RELEASE, THREATENED RELEASE, DISCHARGE, DISPOSAL, OR PRESENCE OF A HAZARDOUS SUBSTANCE RELATING TO ANY BORROWER=S OPERATIONS, BUSINESS, OR PROPERTY. THIS INDEMNITY WILL APPLY WHETHER THE HAZARDOUS SUBSTANCE IS ON, UNDER, OR ABOUT ANY BORROWER=S PROPERTY OR OPERATIONS OR PROPERTY LEASED TO ANY BORROWER. THE INDEMNITY INCLUDES BUT IS NOT LIMITED TO ATTORNEY COSTS. THE INDEMNITY EXTENDS TO THE AGENT AND THE LENDERS, THEIR PARENTS, AFFILIATES, SUBSIDIARIES, AND ALL OF THEIR DIRECTORS, OFFICERS, EMPLOYEES, AGENTS, SUCCESSORS, ATTORNEYS, AND ASSIGNS. AHAZARDOUS SUBSTANCES@ MEANS ANY SUBSTANCE, MATERIAL, OR WASTE THAT IS OR BECOMES DESIGNATED OR REGULATED AS ATOXIC,@ AHAZARDOUS,@ APOLLUTANT,@ OR ACONTAMINANT@ OR A SIMILAR DESIGNATION OR REGULATION UNDER ANY FEDERAL, STATE, OR LOCAL LAW (WHETHER UNDER COMMON LAW, STATUTE, REGULATION, OR OTHERWISE) OR JUDICIAL OR ADMINISTRATIVE INTERPRETATION OF SUCH, INCLUDING PETROLEUM OR NATURAL GAS. THIS INDEMNITY WILL SURVIVE REPAYMENT OF ALL OTHER OBLIGATIONS.

    Limitation of Liability. NO CLAIM MAY BE MADE BY ANY BORROWER, ANY LENDER, OR OTHER PERSON AGAINST THE AGENT, ANY LENDER, OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, OR AGENTS OF ANY OF THEM FOR ANY SPECIAL, INDIRECT, CONSEQUENTIAL, OR PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM FOR BREACH OF CONTRACT OR ANY OTHER THEORY OF LIABILITY ARISING OUT OF OR RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY ACT, OMISSION, OR EVENT OCCURRING IN CONNECTION THEREWITH, AND EACH BORROWER AND EACH LENDER HEREBY WAIVES, RELEASES, AND AGREES NOT TO SUE UPON ANY CLAIM FOR SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

    Final Agreement. This Agreement and the other Loan Documents are intended by the Borrowers, the Agent, and the Lenders to be the final, complete, and exclusive expression of the agreement between them. This Agreement and the other Loan Documents supersede any and all prior oral or written agreements relating to the subject matter hereof and thereof. No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Loan Document shall be made, except by a written agreement signed by the Borrowers and a duly authorized officer of each of the Agent and the requisite Lenders.

    Counterparts. This Agreement and the other Loan Documents may be executed in any number of counterparts, and by the Agent, each Lender, and the Borrowers in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement. Signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

    Captions. The captions contained in this Agreement and the other Loan Documents are for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

    Right of Set-off. In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to the Borrowers, any such notice being waived by the Borrowers to the fullest extent permitted by law, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of any Borrower against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Borrowers and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. NOTWITHSTANDING THE FOREGOING, NO LENDER SHALL EXERCISE ANY RIGHT OF SET-OFF, BANKER=S LIEN, OR THE LIKE AGAINST ANY DEPOSIT ACCOUNT OR PROPERTY OF ANY BORROWER HELD OR MAINTAINED BY SUCH LENDER WITHOUT THE PRIOR WRITTEN UNANIMOUS CONSENT OF THE LENDERS.

    Joint and Several Liability. As to the initial Loans to the extent the amount thereof is used to refinance Debt owing to a Lender by the Parent as listed in Schedule 8.9, each Borrower other than the Parent acknowledges and agrees that it has executed this Agreement and the Notes as a joint and several accommodation maker for the benefit of the Parent in consideration of the extension of credit to the Parent and the direct benefits to the Parent and its Subsidiaries resulting from the refinancing of such Debt and not as a condition to the extension of credit to such Borrower under this Agreement. All Loans, upon funding, shall be deemed to be jointly funded to and received by the Borrowers. Each Borrower jointly and severally agrees to pay, and shall be jointly and severally liable under this Agreement for, all Obligations (excluding Existing Obligations in the case of a Newly Obligated Party), regardless of the manner or amount in which proceeds of Loans are used, allocated, shared, or disbursed by or among the Borrowers themselves, or the manner in which the Agent and/or any Lender accounts for such Loans or other extensions of credit on its books and records. Each Borrower shall be liable for all amounts due to the Agent and/or any Lender under this Agreement, regardless of which Borrower actually receives Loans or other extensions of credit hereunder or the amount of such Loans and extensions of credit received or the manner in which the Agent and/or such Lender accounts for such Loans or other extensions of credit on its books and records. Each Borrower=s Obligations with respect to Loans and other extensions of credit made to it, and such Borrower=s Obligations arising as a result of the joint and several liability of such Borrower hereunder, with respect to Loans made to the other Borrowers hereunder, shall be separate and distinct obligations, but all such Obligations shall be primary obligations of such Borrower. The Borrowers acknowledge and expressly agree with the Agent and each Lender that the joint and several liability of each Borrower is required solely as a condition to, and is given solely as inducement for and in consideration of, credit or accommodations extended or to be extended under the Loan Documents to any or all of the other Borrowers and is not required or given as a condition of extensions of credit to such Borrower. Each Borrower=s obligations under this Agreement and as an obligor under a Guaranty Agreement shall be separate and distinct obligations. Each Borrower=s obligations under this Agreement shall, to the fullest extent permitted by law, be unconditional irrespective of (i) the validity or enforceability, avoidance, or subordination of the Obligations of any other Borrower or of any promissory note or other document evidencing all or any part of the Obligations of any other Borrower, (ii) the absence of any attempt to collect the Obligations from any other Borrower, any Guarantor, or any other security therefor, or the absence of any other action to enforce the same, (iii) the waiver, consent, extension, forbearance, or granting of any indulgence by the Agent and/or any Lender with respect to any provision of any instrument evidencing the Obligations of any other Borrower or Guarantor, or any part thereof, or any other agreement now or hereafter executed by any other Borrower or Guarantor and delivered to the Agent and/or any Lender, (iv) the failure by the Agent and/or any Lender to take any steps to perfect and maintain its security interest in, or to preserve its rights to, any security or collateral for the Obligations of any other Borrower or Guarantor, (v) the Agent=s and/or any Lender=s election, in any proceeding instituted under the Bankruptcy Code, of the application of Section 1111(b)(2) of the Bankruptcy Code, (vi) any borrowing or grant of a security interest by any other Borrower, as debtor-in-possession under Section 364 of the Bankruptcy Code, (vii) the disallowance of all or any portion of the Agent=s and/or any Lender=s claim(s) for the repayment of the Obligations of any other Borrower under Section 502 of the Bankruptcy Code, or (viii) any other circumstances which might constitute a legal or equitable discharge or defense of a guarantor or of any other Borrower. With respect to any Borrower=s Obligations arising as a result of the joint and several liability of the Borrowers hereunder with respect to Loans or other extensions of credit made to any of the other Borrowers hereunder, such Borrower waives, until the Obligations shall have been paid in full and the Loan Agreement shall have been terminated, any right to enforce any right of subrogation or any remedy which the Agent and/or any Lender now has or may hereafter have against any other Borrower, any endorser or any guarantor of all or any part of the Obligations, and any benefit of, and any right to participate in, any security or collateral given to the Agent and/or any Lender to secure payment of the Obligations or any other liability of any Borrower to the Agent and/or any Lender. Upon any Event of Default, the Agent may proceed directly and at once, without notice, against any Borrower to collect and recover the full amount, or any portion of the Obligations, without first proceeding against any other Borrower or any other Person, or against any security or collateral for the Obligations. Each Borrower consents and agrees that the Agent shall be under no obligation to marshal any assets in favor of any Borrower or against or in payment of any or all of the Obligations.

    Contribution and Indemnification among the Borrowers. Each Borrower is obligated to repay the Obligations as joint and several obligors under this Agreement. To the extent that any Borrower shall, under this Agreement as a joint and several obligor, repay any of the Obligations constituting Loans made to another Borrower hereunder or other Obligations incurred directly and primarily by any other Borrower (an AAccommodation Payment@), then the Borrower making such Accommodation Payment shall be entitled to contribution and indemnification from, and be reimbursed by, each of the other Borrowers in an amount, for each of such other Borrowers, equal to a fraction of such Accommodation Payment, the numerator of which fraction is such other Borrower=s Allocable Amount (as defined below) and the denominator of which is the sum of the Allocable Amounts of all of the Borrowers. As of any date of determination, the AAllocable Amount@ of each Borrower shall be equal to the maximum amount of liability for Accommodation Payments which could be asserted against such Borrower hereunder without (a) rendering such Borrower Ainsolvent@ within the meaning of Section 101 (31) of the Bankruptcy Code, Section 2 of the Uniform Fraudulent Transfer Act (AUFTA@) or Section 2 of the Uniform Fraudulent Conveyance Act (AUFCA@), (b) leaving such Borrower with unreasonably small capital or assets, within the meaning of Section 548 of the Bankruptcy Code, Section 4 of the UFTA, or Section 5 of the UFCA, or (c) leaving such Borrower unable to pay its debts as they become due within the meaning of Section 548 of the Bankruptcy Code or Section 4 of the UFTA, or Section 5 of the UFCA. All rights and claims of contribution, indemnification, and reimbursement under this Section shall be subordinate in right of payment to the prior payment in full of the Obligations. The provisions of this Section shall, to the extent expressly inconsistent with any provision in any Loan Document, supersede such inconsistent provision.

    Agency of the Parent for Each Other Borrower. Each Borrower other than the Parent hereby irrevocably appoints the Parent as its agent for all purposes relevant to this Agreement, including the giving and receipt of notices and execution and delivery of all documents, instruments, and certificates contemplated herein (including, without limitation, execution and delivery to the Agent of Borrowing Base Certificates, Notices of Borrowing, and Notices of Conversi on/Continuation) and all modifications hereto. Any acknowledgment, consent, direction, certification, or other action which might otherwise be valid or effective only if given or taken by all or any of the Borrowers or acting singly, shall be valid and effective if given or taken only by the Parent, whether or not any of the other Borrowers joins therein and whether or not any such action expressly states that it is taken on behalf of all Borrowers, and the Agent and the Lenders shall have no duty or obligation to make further inquiry with respect to the authority of the Parent under this Section 15.19, provided, that nothing in this Section 15.19 shall limit the effectiveness of, or the right of the Agent and the Lenders to rely upon, any notice (including without limitation a Borrowing Base Certificate, Notice of Borrowing or Notice of Conversion/Continuation), document, instrument, certificate, acknowledgment, consent, direction, certification, or other action delivered by any Borrower pursuant to this Agreement.

    Additional Borrowers. Addition of any Person as a Borrower party to this Agreement is subject to approval of the Agent and the Majority Lenders, and may be conditioned upon such requirements as they may determine in their discretion, including, without limitation, (a) the furnishing of such financial and other information as the Agent or any such Lender may request; (b) approval by all appropriate approval authorities of the Agent and each such Lender; (c) execution and delivery by the Borrowers, such Person, the Agent, and the Majority Lenders of such agreements and other documentation (including, without limitation, an amendment to this Agreement or any other Loan Document), and the furnishing by such Person or any of the Borrowers of such certificates, opinions, and other documentation, as the Agent and any such Lender may request. Neither the Agent nor any Lender shall have any obligation to approve any such Person for addition as a Borrower party to this Agreement.

    Express Waivers by Borrowers. Each Borrower agrees as follows:

        Each Borrower hereby waives: (i) notice of acceptance of this Agreement; (ii) notice of the making of any Loans, the issuance of any Letter of Credit or any other financial accommodations made or extended under the Loan Documents or the creation or existence of any Obligations; (iii) notice of the amount of the Obligations, subject, however, to such Borrower=s right to make inquiry of the Agent to ascertain the amount of the Obligations at any reasonable time; (iv) notice of any adverse change in the financial condition of any other Borrower or of any other fact that might increase such Borrower=s risk with respect to such other Borrower under the Loan Documents; (v) notice of presentment for payment, demand, protest, and notice thereof as to any promissory notes or other instruments among the Loan Documents; and (vii) all other notices (except if such notice is specifically required to be given to such Borrower hereunder or under any of the other Loan Documents to which such Borrower is a party) and demands to which such Borrower might otherwise be entitled;

      Each Borrower hereby waives the right by statute or otherwise to require the Agent or any Lender to institute suit against any other Borrower or to exhaust any rights and remedies which the Agent or any Lender has or may have against any other Borrower. Each Borrower further waives any defense arising by reason of any disability or other defense of any other Borrower (other than the defense that the Obligations shall have been fully and finally performed and indefeasibly paid) or by reason of the cessation from any cause whatsoever of the liability of any such Borrower in respect thereof.

      Each Borrower hereby waives and agrees not to assert against the Agent, any Lender, or the Letter of Credit Issuer: (i) any defense (legal or equitable), set-off, counterclaim, or claim which such Borrower may now or at any time hereafter have against any other Borrower or any other party liable under the Loan Documents; (ii) any defense, set-off, counterclaim, or claim of any kind or nature available to any other Borrower against the Agent, any Lender, or the Letter of Credit Issuer, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity, or enforceability of the Obligations or any security therefor; (iii) any right or defense arising by reason of any claim or defense based upon an election of remedies by the Agent, any Lender, or the Letter of Credit Issuer under any applicable law; (iv) the benefit of any statute of limitations affecting any other Borrower=s liability hereunder;

      Each Borrower consents and agrees that, without notice to or by such Borrower and without affecting or impairing the obligations of such Borrower hereunder, the Agent may (subject to any requirement for consent of any of the Lenders to the extent required by this Agreement), by action or inaction: (i) compromise, settle, extend the duration or the time for the payment of, or discharge the performance of, or may refuse to or otherwise not enforce the Loan Documents; (ii) release all or any one or more parties to any one or more of the Loan Documents or grant other indulgences to any other Borrower in respect thereof; (iii) amend or modify in any manner and at any time (or from time to time) any of the Loan Documents; or (iv) release or substitute any Person liable for payment of the Obligations, or enforce, exchange, release, or waive any security for the Obligations or any Guaranty of the Obligations;

    Each Borrower represents and warrants to the Agent and the Lenders that such Borrower is currently informed of the financial condition of all other Borrowers and all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations. Each Borrower further represents and warrants that such Borrower has read and understands the terms and conditions of the Loan Documents. Each Borrower agrees that neither the Agent, any Lender, nor the Letter of Credit Issuer has any responsibility to inform any Borrower of the financial condition of any other Borrower or of any other circumstances which bear upon the risk of nonpayment or nonperformance of the Obligations.

    Reserved.

THIS WRITTEN LOAN AND SECURITY AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

[Remainder of Page Intentionally Left Blank]

IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

BORROWERS:

HAROLD=S STORES, INC.

By:

H. Rainey Powell

President

HAROLD=S FINANCIAL CORPORATION

By:

H. Rainey Powell

President

HAROLD=S DIRECT, INC.

By:

H. Rainey Powell

President

HAROLD=S STORES OF TEXAS, L.P.

By: HSTX, Inc., General Partner

By:

Rebecca C. Casey

President

HAROLD=S STORES OF GEORGIA, L.P.

By: HSGA, Inc., General Partner

By:

H. Rainey Powell

President

HAROLD=S OF JACKSON, INC.

By:

H. Rainey Powell

President

AGENT:

BANK OF AMERICA, NATIONAL ASSOCIATION, as the Agent

By:

Carol L. Whitley

Vice President

LENDER:

Commitment: 33,000,000 BANK OF AMERICA, NATIONAL

Pro Rata Share: 100% ASSOCIATION

By:

Carol L. Whitley

Vice President