Form 10-K
period 2001-02-03
HAROLDS STORES INC
filed 2001-04-30
CIK 818682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2001	Commission File No. 1-10892

HAROLD'S STORES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1308796 (I.R.S. Employer Identification No.)
5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)	(214) 366-0600 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act : Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 16, 2001 the aggregate market value of the Registrant's Common Stock held by non-affiliates was $11,153,413 based on a value of $2.35 per share, the closing price of Common Stock as quoted by the American Stock Exchange on that date.

On March 16, 2001 the registrant had 6,084,097 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2001 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III.

Harold's Stores, Inc. & Subsidiaries Index to Annual Report on Form 10-K For the Period Ended February 3, 2001

Part I.

	Item	1.	Business	3

	Item	2.	Properties	8

	Item	3.	Legal Proceedings	9

	Item	4.	Submission of Matters to a Vote of Security Holders	9

Part II.

	Item	5.	Market for the Registrant's Common Stock and Related Stockholder Matters	9

	Item	6.	Selected Consolidated Financial Data	11

	Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item	7a.	Quantitative and Qualitative Disclosure about Market Risk	14

	Item	8.	Consolidated Financial Statements and Supplementary Data	15

	Item	9.	Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure	16

Part III.

	Item	10.	Directors and Executive Officers of the Registrant	16

	Item	11.	Executive Compensation	16

	Item	12.	Security Ownership of Certain Beneficial Owners and Management	16

	Item	13.	Certain Relationships and Related Transactions	16

Part IV.

	Item	14.	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K	16

Signatures				17

PART I.

ITEM 1. BUSINESS

General

Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a 52-store location chain of women's and men's specialty apparel stores in 22 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 90% of sales consists of the Company's designs controlled by Harold's own stylists and designers and resourced by Harold's buyers from domestic, European and Asian manufacturers. The remainder consists of branded merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

The Company's 52 stores are comprised of 44 full-price retail stores and eight outlet stores to clear markdowns and slow-moving merchandise, in addition to some merchandise produced specifically for the outlets. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

There was a decline in comparable store sales of 11.9% for fiscal 2001, compared to a decline of 3.1% for fiscal 2000. The Company believes that the declines experienced in comparable store sales during fiscal 2001 were primarily attributable to disappointing sales in its spring, summer, fall and holiday merchandise. The Company's average sales per square foot for retail stores excluding outlets open during the entire fiscal year were $398 and $481 for fiscal 2001 and fiscal 2000, respectively.

The Company believes that its future success will be achieved by focusing on the fashion needs of its target customer, expanding the number of its women's and men's apparel stores and increasing sales momentum at existing stores. The Company has slowed its store growth to focus on reinvigorating the Harold's brand. Once a profitable growth trend has been re-established, the Company plans to continue its store expansion program.

The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. The Company plans to open no new stores during fiscal 2002. See Management's Discussion and Analysis - Liquidity for further information.

The Company operates on a 52-53 week fiscal year, which ends on the Saturday closest to January 31. References herein to fiscal 2002, fiscal 2001, fiscal 2000, and fiscal 1999 refer to the fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

Retail Merchandising

The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive and semi-exclusive apparel items. The Company estimates that more than 90% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In fiscal 2001 and fiscal 2000, women's apparel accounted for approximately 78% of sales.

The men's apparel product line includes tailored clothing, furnishings, sportswear, and shoes. The style is principally what is known in the apparel trade as "updated traditional," classic styling. In fiscal 2001, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In fiscal 2001 and fiscal 2000, men's apparel accounted for approximately 22% of sales.

The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three fiscal years:

	Fiscal 2001		Fiscal 2000		Fiscal 1999
	(Dollar amounts in thousands)

Women's Merchandise
Sportswear and Accessories	$ 89,675	70.3%	$ 96,694	71.0%	$ 91,678	70.9%
Handbags and Belts	2,751	2.2	3,242	2.3	3,583	2.8
Shoes	6,147	4.8	6,512	4.8	6,243	4.8

Men's Merchandise
Suits, Sportcoats, Slacks and Furnishings	12,300	9.7	11,936	8.8	11,552	8.9
Sportswear and Accessories	14,995	11.8	15,982	11.7	14,309	11.1
Shoes	1,343	1.0	1,267	0.9	1,149	0.9

Other	273	0.2	629	0.5	710	0.6

Total:	$127,484	100.0%	$136,262	100.0%	$129,224	100.0%

Company Stores

The Company's 52 stores range in size from 2,100 to 15,421 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of February 3, 2001, with selected information for each location.

Metropolitan Area	Location	Type of Location	Square Footage
Atlanta, GA	Lenox Square	Regional Shopping Center	6,861
Atlanta, GA	Perimeter Center	Regional Shopping Center	5,250
Austin, TX	Arboretum Market Place	Specialty Center	3,800
Austin, TX(1)	8611 N. Mopac Expressway	Free Standing	13,200
Baton Rouge, LA	Citiplace Market Center	Specialty Center	5,200
Birmingham, AL	The Summit Shopping Center	Specialty Center	5,500
Charlotte, NC	Shops on the Park	Specialty Center	4,000
Columbus, OH	The Mall at Tuttle Crossing	Regional Shopping Center	6,000
Cordova, TN (Memphis Metro)	Wolfchase Galleria	Regional Shopping Center	6,302
Dallas, TX	Dallas Galleria	Regional Shopping Center	7,058
Dallas, TX	Highland Park Village	Specialty Center	7,503
Dawsonville, GA(1)	North Georgia Premium Outlets	Outlet Center	7,689
Ft. Worth, TX	University Park Village	Specialty Center	6,000
Greenville, SC	Greenville Mall	Regional Shopping Center	5,076
Hillsboro, TX(1)	Hillsboro Outlet Mall	Outlet Center	5,160
Houston, TX	Highland Village	Specialty Center	6,189
Houston, TX	Town and Country Village	Specialty Center	5,883
Houston, TX	Champions Forest Plaza	Specialty Center	5,500
Indianapolis, IN	Keystone Fashion Mall	Regional Shopping Center	4,000
Jackson, MS	The Rogue Compound	Free Standing	2,100
Kansas City, MO	Country Club Plaza	Regional Shopping Center	4,155
Katy, TX(1) (Houston metro)	Katy Mills Outlet	Regional Outlet Center	10,278
Leawood, KS (Kansas City metro)	Town Center Plaza	Regional Shopping Center	5,000
Littleton, CO (Denver metro)	Park Meadows Mall	Regional Shopping Center	5,465
Louisville, KY	Mall St. Matthews	Regional Shopping Center	4,292
Lubbock, TX	8201 Quaker Avenue	Specialty Center	3,897
Marietta, GA (Atlanta metro)	The Avenue East Cobb	Specialty Center	5,000
McLean, VA	Tyson's Galleria	Regional Shopping Center	5,083
Memphis, TN	Poplar Avenue	Regional Shopping Center	5,781
Nashville, TN	The Mall at Greenhills	Regional Shopping Center	5,975
Norman, OK	Campus Corner Center	Specialty Center	7,588
Norman, OK(1)	575 S. University Blvd.	Free Standing	15,421
Oakbrook, IL (Chicago Metro)	Oakbrook Center	Specialty Center	4,860
Oklahoma City, OK	50 Penn Place	Specialty Center	14,240
Omaha, NE	One Pacific Place	Specialty Center	3,272
Palo Alto, CA (San Francisco Metro)	Stanford Shopping Center	Regional Shopping Center	4,275
Phoenix, AZ	Biltmore Fashion Park	Regional Shopping Center	5,033
Phoenix, AZ(1)	Prime Outlets at New River	Outlet Center	7,452
Plano, TX (Dallas metro)	Park and Preston	Free Standing	5,525
Raleigh, NC	Crabtree Valley Mall	Regional Shopping Center	5,205
Richmond, VA	River Road Shopping Center	Specialty Center	5,000
Salt Lake City, UT	Trolley Square Center	Specialty Center	5,716
San Antonio, TX	Alamo Quarry Market	Specialty Center	5,500
San Marcos, TX(1)	San Marcos Factory Stores	Outlet Center	10,060
Skokie, IL (Chicago Metro)	Old Orchard Center	Specialty Center	5,454
Southlake, TX (Dallas metro)	Southlake Town Square	Specialty Center	5,462
St. Louis, MO	Plaza Frontenac	Regional Shopping Center	4,221
Tampa, FL	Citrus Park Town Center	Specialty Center	5,500
Tulsa, OK	Farm Shopping Center	Specialty Center	3,888
Tulsa, OK	Utica Square	Regional Shopping Center	7,686
Wichita, KS	The Bradley Fair Center	Specialty Center	5,500
Williamsburg, VA(1)	Prime Outlets at Williamsburg	Outlet Center	5,180

(1) Outlet store

The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). Full-time sales associates are paid a commission against a draw. Commissions range from 7% to 9% based on the type of product sold and the scale of the associate. Part-time sales associates are generally paid hourly, and the range is $7 to $12 per hour depending on the market and individual performance. Store managers are paid a salary plus a performance bonus based on attainment of sales goals and expense control.

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

An important component of the Company's product development programs is market research of styles and fabrics. The Company's buyers shop European and domestic markets for emerging fashion trends, for new vendors, and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is complemented by its offices in New York and Dallas, Texas and its association with independent buying offices in Florence, Italy and Hong Kong. The Company imports a significant portion of its merchandise directly from Italy and through domestic importers from the Far East.

The Company's merchandisers travel to Europe four to six times each year, searching out new styles and collecting vintage fabrics and antique wallpaper, and original art for pattern development. In addition to purchasing original artwork created for pattern development, merchandisers have ongoing contact with several art studios in Europe where artists hand paint intricate patterns and prints exclusively for the Company. The European development work helps the Company identify emerging trends among fashion-forward Europeans for development into the Company's classically inspired merchandise.

The Company's merchandisers review the collected material, analyze fashion directions and select the best pieces to convert into prints and patterns for the next season. Once the new patterns are selected, the team then determines the specifications of various styles - detailing a garment's cut, fit, fabric, color and trim. After the specifications have been finalized, the fabric is ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design. Additionally, a growing percentage of merchandise is purchased as finished goods.

The Company's line of leather goods, which are sold in all store locations, is made primarily in Italy. Shoes, belts, handbags and wallets are co-designed by the Company's merchandisers and Italian manufacturers.

On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all the issued and outstanding shares of CMT Enterprises, Inc. ("CMT"), a New York corporation. CMT was a company exclusively devoted to product design, development and sourcing of the Company's clothing. The Company issued a promissory note to Franklin I. Bober, the sole shareholder of CMT, in the amount of $2.54 million, payable with interest at a monthly rate of .466% in thirty (30) monthly installments, and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The net book value of CMT assets received by the Company was approximately $400,000. The purchase price was allocated based on the fair value of assets acquired. The excess of the purchase price over the fair value of the net assets acquired, approximately $3,576,000, was recorded as goodwill. The goodwill is being amortized over a 15-year period. The Company also entered into a consulting agreement with PrimaTech Corporation, an entity wholly owned by Franklin I. Bober. The intent of this agreement was for PrimaTech to provide consulting services to the Company for two years at a fee of $405,000 per year, plus potential incentive payments. This consulting agreement was being complied with by both parties until it was mutually decided the agreement would be terminated on November 3, 2000. The termination agreement provided that the Company would pay PrimaTech $141,250 in full settlement of all fees payable for consulting services provided under the original consulting agreement. This amount was paid in monthly installments beginning on November 15, 2000 and ending on February 15, 2001.

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

The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its eight outlet stores to dispose of prior season or slow moving merchandise as well as merchandise developed specifically for the outlet division. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is periodically cleared through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

The Company operates an 85,000 square foot distribution facility in Norman, Oklahoma capable of processing merchandise for 74 stores. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise is routed through the distribution center from various manufacturers. The majority of merchandise arrives at the distribution center with bar coded tickets placed on the garment by the vendor. Each item is examined, sorted and boxed for shipment by common carrier to the Company's 52 stores. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

The Company's business has historically followed a seasonal pattern, peaking twice per year during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 2001, approximately 51% of the Company's sales occurred and the majority of the Company's net loss was incurred during the third and fourth quarters.

Competition

The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

Important factors in competing successfully in the retail industry include the following: depth of selection in sizes and colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of private-label merchandise, store design and location, advertising and customer service. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.

In addition, the success of the Company's operations depends upon a number of factors relating to economic conditions and general consumer spending. If current economic conditions worsen and consumer spending is restricted, the Company's growth and profitability will be negatively impacted.

Customer Credit

The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales were 69% in fiscal 2001, 70% in fiscal 2000 and 77% in fiscal 1999. In fiscal 2001, 20% of sales were made with the Harold's credit card and 49% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of February 3, 2001, the allowance for bad debts from Company credit card sales was approximately 0.8% of Harold's proprietary credit card sales for fiscal 2001.

Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At February 3, 2001, the Company had approximately 18,565 active credit accounts and the average cardholder had a line of $1,300 and an outstanding balance of $315. Charges by holders of the Company's credit card during fiscal 2001 totaled approximately $25,516,000.

Advertising

The Company maintains an in-house advertising department, which produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct mail pieces. In fiscal 2001, the Company spent approximately $6,269,000 (4.9% of sales) on advertising and catalog production costs as compared to approximately $7,942,000 (5.8% of sales) in fiscal 2000. This expenditure includes the production and mailing costs associated with the Company's direct response catalog which was converted to an in-home mailing piece to drive store traffic late in fiscal 2001. The advertising department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

Management Information Systems

The Company places great emphasis on upgrading and integrating its management information systems ("MIS"). The Company believes these upgrades will enable it to maintain more efficient control of its operations and facilitate faster and more informed responses to potential opportunities and problems. The Company maintains an MIS team to oversee these management information systems, which include credit, sales reporting, accounts payable, and merchandise control, reporting and distribution.

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

The Company continues to implement newer and better inventory control systems. During fiscal 2001, the Company began utilizing an independent third-party company to conduct its inventory counts. POS scanning devices record and track SKU bar codes, which are assigned, to every piece of merchandise. This information is downloaded into the Company's IBM AS400® computer, which generates a detailed report within 24 hours of the physical inventory.

The Company has also implemented ARTHUR®, a computerized merchandise planning system, which interacts with the Company's AS400® and Island Pacific Systems® software. ARTHUR® facilitates seasonal planning by department and store, and provides certain data for financial planning. The Company plans to implement the allocation product offered by Comshare during fiscal 2002.

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

Employees

On March 16, 2001, the Company had approximately 572 full-time and 856 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

At February 3, 2001, the Company owned the Austin outlet store and leased 51 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, two store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Fifteen of the leased stores open during all of fiscal 2001 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

Fiscal Years Leases Expire	Number of Stores
2002	0
2003-2004	8
2005-2007	9
2008 and later	34

The Company generally has been successful in renewing its store leases as they expire.

During fiscal 2001, the Company did not enter into any new store leases. The leases for the two new stores opened in fiscal 2001 were both signed prior to the beginning of fiscal 2001. Management believes the terms of these leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $60 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the fiscal years indicated:

	2001	2000	1999

Base rent	$8,296,000	7,250,000	5,243,000
Additional rents computed as a percentage of sales	635,000	1,365,000	1,041,000

Total	$8,931,000	8,615,000	6,284,000

Corporate Headquarters and Merchandise Buying Office

The Company leases a 50,000 square foot building used primarily as its corporate headquarters and a men's and ladies' buying office in Dallas, Texas (the "Dallas Buying Office II") and a 10,000 square foot building ("The Dallas Buying Office I").

The lessor of the Dallas locations is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders of the Company. Rebecca Powell Casey is also an executive officer and a director of the Company. The term of the Dallas Buying Office I lease expires March 2012, with annual rent payments of $158,000 plus insurance, utilities and property taxes until April, 2000, at which time the annual rent increased to $180,000, plus insurance, utilities and property taxes, increasing $2,500 each year thereafter until expiration of the lease. This facility has been sublet by the Company under favorable terms.

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

Administrative Offices and Distribution Center

During fiscal 2001, the Company owned a complex of contiguous buildings in Norman, Oklahoma comprised of approximately 36,500 square feet, with 22,000 square feet of this space being utilized by the Company for its administrative functions. The remainder of this complex was leased to other parties.

On July 28, 2000, the Company entered into a real estate transaction with the related-party limited partnership mentioned above. Under this sale agreement, some land and buildings owned by the Company were sold, at appraised value, to this limited partnership for a total sales price of $746,000. Total proceeds to the Company were approximately $735,000 after selling expenses and the total gain recognized by the Company was approximately $286,000. The limited partnership obtained its own financing for the purchase price. All surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The lessor of the distribution center is the same limited partnership which owns the Dallas locations mentioned above. The term of the distribution center lease expires in June 2012, with annual rental payments of $338,438 plus insurance, utilities and property taxes until July, 2001, at which time the annual rent will increase annually on a fixed scale up to a maximum of $419,951 during the final year of the lease.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

At March 16, 2001, there were 667 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price Ranges

Fiscal 2001	High	Low
1st Quarter	$5.00	$2.88
2nd Quarter	$3.13	$1.88
3rd Quarter	$3.13	$2.25
4th Quarter	$2.70	$1.00

Fiscal 2000	High	Low
1st Quarter	$8.25	$5.81
2nd Quarter	$7.50	$6.38
3rd Quarter	$7.81	$5.38
4th Quarter	$6.13	$3.38

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

	Fiscal Year
	2001	2000	1999	1998	1997
	(Dollar amounts in thousands, except per share data)
Statements of Earnings Data:
Sales	$127,484	136,262	129,224	119,919	108,257
Percentage increase (decrease)	(6.4)%	5.4%	7.8%	10.8%	14.8%

Gross profit on sales (1)	$33,708	41,125	45,128	38,149	38,717
Percentage of sales	26.4%	30.2%	34.9%	31.8%	35.8%

(Loss) earnings before income taxes	$(8,194)	(4,103)	4,785	74	5,880
Percentage of sales	(6.4)%	(3.0)%	3.7%	0.0%	5.4%

Net earnings (loss)	$(4,916)	(2,462)	2,841	44	3,528
Percentage of sales	(3.8)%	(1.8)%	2.2%	0.0%	3.3%

Net (loss) earnings per common share (2): Basic Diluted	$(0.81) $(0.81)	(0.41) (0.41)	0.47 0.47	0.01 0.01	0.61 0.59

Other Operating Data:

Stores open at end of period	52	51	44	41	36
Decline in comparable store sales
(52-53 week basis)	(11.9%)	(3.1%)	(1.3%)	(5.4%)	(0.5%)

Balance Sheet Data:

Working capital	$32,009	42,454	33,044	35,430	28,016
Total assets	67,498	73,879	63,917	63,929	59,608
Long-term debt, Net of current maturities	24,533	27,063	16,330	19,708	12,528
Stockholders' equity	32,168	37,068	39,521	36,466	36,035
Net book value per share (3)	$5.29	6.10	6.51	6.03	6.01

(1)	In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.
(2)	Net earnings per common share for each period have been restated for the 5% stock dividends in fiscal 1998 and fiscal 1997.
(3)	Net book value per share is based on the number of weighted average shares of Common Stock at the end of each fiscal year restated for the 5% stock dividends in fiscal 1998 and fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table reflects items in the Company's statements of operations as a percentage of sales for the periods indicated:

	Fiscal Year
	53 Weeks	52 Weeks
	2001	2000	1999

Sales	100.0%	100.0	100.0

Cost of goods sold	(73.6)	(69.8)	(65.1)
Selling, general and administrative expenses	(27.9)	(29.1)	(27.6)
Depreciation and amortization	(3.5)	(3.3)	(3.0)
Interest expense	(1.4)	(0.8)	(0.6)

(Loss) earnings before income taxes	(6.4)	(3.0)	3.7

(Benefit) provision for income taxes	(2.6)	(1.2)	1.5

(Loss) earnings before cumulative effect of change in accounting principle	(3.8)	(1.8)	2.2

Cumulative effect of change in accounting principle	-	-	0.0

Net (loss) earnings	(3.8)%	(1.8)	2.2

The following table reflects the increases and decreases in Company sales for the periods indicated:

	Fiscal Year
	53 Weeks	52 Weeks
	2001	2000	1999

Sales (000's)	$127,484	136,262	129,224

Total sales growth	(6.4)%	5.4%	7.8%
Decline in comparable store sales (52-53 week basis)	(11.9)	(3.1)	(1.3)

Store locations:
Existing stores beginning of period	51	44	41
Stores closed	(1)	(2)	(1)
New stores opened during period	2	9	4
Total stores at end of period	52	51	44

Total Company sales decreased 6.4% in fiscal 2001 as compared to an increase of 5.4% in fiscal 2000 and an increase of 7.8% in fiscal 1999. The Company believes the sales decrease in fiscal 2001was primarily because the ladies' merchandise assortment for the spring and summer was too trendy and did not meet the needs of the more conservative and professional customers. While the fall merchandise was more positively received, the Company continues to be challenged with convincing its customers that it has returned to the more traditional merchandise which the customer has come to expect. The Company opened two outlets during fiscal 2001, relocated one store and closed one store. The two new outlets are located in Dawsonville, Georgia and San Marcos, Texas. The relocated store is in Atlanta, Georgia at the Perimeter Mall and the store that was closed was in Buford, Georgia (Atlanta metro area).

Total Company sales increased 5.4% in fiscal 2000 as compared to 7.8% in fiscal 1999. The Company believes that such increases were primarily due to the continued store expansion program. The Company opened seven stores and two outlets during fiscal 2000 and closed two stores. Stores were opened in Palo Alto, California; Southlake and Houston, Texas; Tampa, Florida; Indianapolis, Indiana; and Marietta and Buford, Georgia (near Atlanta). The two new outlets are located in Phoenix, Arizona and Williamsburg, Virginia. The two stores that were closed were in Birmingham, Alabama and downtown Oklahoma City, Oklahoma.

Comparable store sales declined 11.9% during fiscal 2001, compared to a decline of 3.1% in fiscal 2000. The Company believes that the declines experienced in comparable store sales during fiscal 2001 were primarily attributable to disappointing sales in ladies' merchandise assortments. The declines experienced in comparable store sales during fiscal 2000 were primarily attributable to disappointing sales in fall and holiday merchandise combined with winter storms that severely impacted January business.

The Company's gross margin decreased to 26.4% in fiscal 2001 from 30.2% in fiscal 2000, or 3.8% of sales. Higher occupancy costs that did not leverage due to lower sales represented 1.3% of the total 3.8% decrease. In addition, increased markdowns were taken during the period as a result of lower than expected sales. The Company's gross margin decreased to 30.2% in fiscal 2000 from 34.9% in fiscal 1999, or 4.7% of sales. Higher occupancy costs that did not leverage due to lower sales represented 2.8% of the total 4.7% decrease. In addition, increased markdowns were taken during the period as a result of lower than expected sales of fall and holiday merchandise.

Selling, general and administrative expenses decreased by 1.2% of sales in fiscal 2001 compared to a increase of 1.5% of sales in fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 2001 was primarily due to reductions in advertising and catalog expenditures as well as declines in controllable store level expenses and corporate overhead. Selling, general and administrative expenses increased by 1.5% of sales in fiscal 2000. The increase in selling, general and administrative expenses as a percentage of sales in fiscal 2000 was primarily due to new store opening costs and the inability to leverage non-occupancy fixed costs due to the comparable store sales decline.

During fiscal 2001, the total interest costs increased $691,000 compared to fiscal 2000 due to higher outstanding debt balances. The average balance on total outstanding debt was $28,346,000 in fiscal 2001, compared to $23,275,000 in fiscal 2000. The increase in average debt balances resulted principally from lower sales than expected. As the Company's growth continues, cash flow may require additional borrowed funds, which may cause further increases in interest expense. During fiscal 2000, interest costs (including capitalized interest) increased $255,000 as compared to fiscal 1999 due to higher outstanding debt balances resulting from new store construction, lower sales than expected and higher inventory levels.

The Company's income tax rate was 40% in fiscal 2001, fiscal 2000 and fiscal 1999.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For fiscal 2001, net cash provided by operating activities was $4,455,000 as compared to $6,597,000 net cash used in operating activities for fiscal 2000. The increase in cash flows can be primarily attributed to a decrease in merchandise inventories of $6,665,000 in fiscal 2001, compared to an increase in merchandise inventories of $7,871,000 in fiscal 2000 partially offset by an increase in net losses of $2,454,000. The net loss for fiscal 2001 was $4,916,000, compared to a net loss of $2,462,000 for fiscal 2000.

The Company's merchandise inventories decreased $6,665,000 in fiscal 2001 compared to an increase of $7,871,000 for fiscal 2000 as a result of an effort to edit assortments, reduce inventory levels and improve inventory turnover. The increase for the prior year is primarily due to the opening of nine new stores during fiscal 2000.

Cash Flows From Investing Activities. For fiscal 2001, net cash used in investing activities was $1,223,000, as compared to $3,946,000 for fiscal 2000. Capital expenditures totaled $2,107,000, compared to $5,644,000 for fiscal 2000. Capital expenditures during such periods were invested principally in new stores, and remodeling and equipment expenditures in existing operations. On November 6, 1996, the Company made a term loan to CMT Enterprises, Inc. in the principal amount of $2,750,000, to be used by CMT to refinance its existing revolving line of credit and for working capital purposes. The outstanding balance of the loan is currently zero due to the Company's acquisition of CMT on February 18, 2000. Prior to the acquisition of CMT, CMT was a major independent contractor whose assistance was instrumental in the Company's design and manufacturing process. See Note 3 to the Consolidated Financial Statements.

Cash Flows From Financing Activities. During fiscal 2001, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store expansion, remodeling and equipment purchases for the fiscal year (see "Liquidity").

The Company has available a line of credit with its bank. This line had average balances of $22,057,000 and $19,550,000 for the fiscal years 2001 and 2000, respectively. During fiscal 2001, this line of credit had a high balance of $25,763,000 and a balance of $19,776,000 as of February 3, 2001. The balance at March 16, 2001 was $15,572,000.

Liquidity

The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

	Fiscal Year
	2001	2000	1999

Working capital (000's)	$32,009	42,454	33,044
Current ratio	3.96:1	5.36:1	5.14:1
Ratio of working capital to total assets	.47:1	.57:1	.52:1
Ratio of long-term debt (including current maturities) to stockholders' equity	.84:1	.75:1	.43:1

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. The Company's capital expenditures budget for fiscal 2002 is approximately $1,500,000. On February 28, 2001, the Company executed a definitive agreement for the purchase by Inter-Him N.V., of which Ronald de Waal is a Managing Director, from the Company of 300,000 shares of a new Series 2001-A Preferred Stock for a total purchase price of $6 million. See Note 14 to the Consolidated Financial Statements for additional information.

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

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. During fiscal 2001, management reviewed contracts throughout the Company to identify derivatives which met the criteria set forth in SFAS No. 133 and SFAS No. 138. As of February 4, 2001, management had not identified any contracts that qualified as derivatives under these new standards.

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

Interest Rate

At February 3, 2001, the Company had long-term debt outstanding of approximately $26.9 million. Of this amount, $3.2 million bears interest at a weighted average fixed rate of 6.83%. The remaining $23.7 million bears interest at variable rates which averaged approximately 7.89% during fiscal year 2001. A 10% increase in short-term interest rates on the variable rate debt outstanding at February 3, 2001 would approximate 79 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $187,000 assuming borrowed amounts remain outstanding.

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

The Company had no foreign exchange instruments outstanding at February 3, 2001; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during fiscal years 2001, 2000 and 1999.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded or followed by or otherwise include the words "anticipates", "believes", "expects", "intends", "estimates", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include, but are not limited to the impact of competition, pricing pressure, product demand and market acceptance risks, mergers and acquisitions, reliance on key strategic alliances, the ability to attract and retain key employees, the availability of cash for growth, fluctuations in operating results, ability to continue funding operating losses, and the ability of new management to improve the Company's financial condition and performance. For all of these reasons, actual results may vary materially from the forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended February 3, 2001 (on pages 3-24) and are incorporated herein by reference.

  Independent Auditors' Reports.

  Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

  Consolidated Statements of Operations for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Consolidated Statements of Stockholders' Equity for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Consolidated Statements of Cash Flows for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Officer Compensation and Other Information" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after February 3, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Officer Compensation and Other Information" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 will be contained in the Proxy Statement under the headings "Related Party Transactions" and "Executive Officer Compensation and Other Information-Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  The following documents are filed as part of this Report:

    Consolidated Financial Statements: The response to this portion of Item 14 is set forth in Item 8 of Part II of this Report.

    Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account and Independent Auditors' Report of Consolidated Financial Statement Schedule (see pages 18-20) of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended February 3, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAROLD'S STORES, INC.

Date: April 24, 2001	/s/ Clark J. Hinkley
Clark J. Hinkley Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature	Title	Date

/s/ Clark J. Hinkley	Chief Executive Officer and Director	April 24, 2001
Clark J. Hinkley	(Principal Executive Officer)

/s/ Robert L. Anderson	Interim Chairman of the Board	April 24, 2001
Robert L. Anderson	and Director

/s/ Rebecca P. Casey	Executive Vice President	April 24, 2001
Rebecca P. Casey	and Director

/s/ Jodi L. Taylor	Chief Financial Officer	April 24, 2001
Jodi L. Taylor	(Principal Financial and Accounting Officer)

/s/ Margaret A. Gilliam	Director	April 24, 2001
Margaret A. Gilliam

/s/ W. Howard Lester	Director	April 24, 2001
W. Howard Lester

/s/ Leonard M. Snyder	Director	April 24, 2001
Leonard M. Snyder

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Harold's Stores, Inc.'s Annual Report to Stockholders for the fiscal year ended February 3, 2001 and January 29, 2000, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 16, 2001. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for computer software costs as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 20 Item 14 (a) 2. for the years ended February 3, 2001 and January 29, 2000, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole for the years ended February 3, 2001 and January 29, 2000.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma

March 16, 2001

INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL

STATEMENT SCHEDULE

The Board of Directors and Stockholders

Harold's Stores, Inc.:

Under date of March 15, 1999, we reported on the consolidated statements of operations, stockholders' equity and cash flows of Harold's Stores, Inc. and subsidiaries for the 52 week period ended January 30, 1999, which are included in the annual report on Form 10-K for the 53 week period ended February 3, 2001. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2) for the 52 week period ended January 30, 1999. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the 52 week period ended January 30, 1999.

KPMG LLP

Oklahoma City, Oklahoma

March 15, 1999

Schedule II

HAROLD'S STORES, INC. AND SUBSIDIARIES

VALUATION ACCOUNT

(In Thousands)

Description	Balance at Beginning of Period	Additions-Charged to Expense	Additions-Recoveries of Accounts Written off	Deductions-Write-off of Accounts	Balance at End of Period

53 Weeks ended February 3, 2001: Allowance for doubtful accounts	$200	154	51	205	$200

52 Weeks ended January 29, 2000: Allowance for doubtful accounts	$223	54	59	136	$200

52 Weeks ended January 30, 1999: Allowance for doubtful accounts	$228	105	63	173	$223

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of the Company, as amended.

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-B Registration Statement, Registration No. 1-10892).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement, Registration No. 33-15753).

4.2	Certificate of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 28, 2001).

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

10.3

Amended and Restated Lease Agreement dated April 1, 1996, by and between Company and 329 Partners-II Limited Partnership. (Dallas Buying Office I, Dallas, Texas). (Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended February 1, 1992).

10.4

Lease Agreement effective May 1, 1996 between Company and Carousel Properties, Inc. (Campus Corner Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.7 to Form S-2 Registration Statement, Registration No. 333-04117) and amendment to Lease Agreement dated June 28, 1996. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended November 2, 1996).

10.5

Amended and Restated Lease Agreement dated as of June 3, 1996 between Company and 329 Partners II Limited Partnership (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.6

Amended and Restated Lease Agreement dated as of December 30, 1997 between Company and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended January 31, 1998).

10.7

Lease Agreement dated June 30, 1998 by and between Company and 329 Partners-II Limited Partnership. (Dallas Buying Office II, 5919 Maple, Dallas, Texas) (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended August 1, 1998).

10.8*	1993 Performance and Equity Incentive Plan of Company, as amended.

10.9*	Form of Stock Option Agreement in connection with 1993 Performance and Equity Incentive Plan.

10.10*	Form of Indemnification Agreement between Company and members of its Board of Directors (Incorporated by reference to Exhibit 10.12 to Form S-2 Registration Statement, Registration No. 333-04117).

10.11*	Employment Agreement dated February 23, 2001 between Company and Clark Hinkley.

10.12*	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley.

10.13*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 2, 1998).

10.14*

First Amendment dated May 1, 1999 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 1, 1999).

10.15*	Second Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey.

10.16*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.17*	First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell.

10.18*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and H. Rainey Powell (Incorporated by reference to Exhibit 10.26 to Form 10-Q for quarter ended May 2, 1998).

10.19	Loan and Security Agreement dated November 20, 2000 between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended October 28, 2000).

10.20	First Amendment dated February 23, 2001 to Loan and Security Agreement between Company and Bank of America, N.A.

10.21	Stock Purchase Agreement dated February 18, 2000 between Company and Franklin I. Bober (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 18, 2000).

10.22	Consulting Agreement dated as of January 31, 2000 between Company and PrimaTech Corporation (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 18, 2000).

10.23	Termination Agreement dated as of November 3, 2000 between Company and PrimaTech Corporation

10.24	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.25	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.26	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.27

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.28	First Amended and Restated Stockholders Agreement dated June 15, 1998 among certain stockholders of Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.29

First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

13.1

The portion of the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2001 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 3-24 of the Annual Report to Stockholders.

22.1	Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

23.1	Consent of Arthur Andersen LLP.

23.2	Consent of KPMG LLP.

___________________________

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.