Form 10-Q
period 2001-05-05
HAROLDS STORES INC
filed 2001-06-19
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001		Commission File No. 1-10892

OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)		(214) 366-0600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2001, the registrant had 6,084,097 shares of Common Stock outstanding.

Harold's Stores, Inc. & Subsidiaries Index to Quarterly Report on Form 10-Q For the Period Ended May 5, 2001

Part I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets - May 5, 2001 (unaudited) and February 3, 2001	3

	Consolidated Statements of Operations -
	Thirteen Weeks ended May 5, 2001 (unaudited) and April 29, 2000 (unaudited)	5

	Consolidated Statements of Cash Flows -
	Thirteen Weeks ended May 5, 2001 (unaudited) and April 29, 2000 (unaudited)	6

	Notes to Interim Consolidated Financial Statements	7

	Report of Independent Public Accountants	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures 7	13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	May 5, 2001	February 3, 2001
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 1,596	$ 608
Trade accounts receivable, less allowance for doubtful accounts of $200 in May and February	5,847	5,679
Note and other receivables	183	169
Merchandise inventories	29,616	30,692
Prepaid expenses	2,706	2,805
Prepaid income tax	2,227	980
Deferred income taxes	1,873	1,873

Total current assets	44,048	42,806

Property and equipment, at cost	34,343	34,115
Less accumulated depreciation and amortization	(16,199)	(15,111)

Net property and equipment	18,144	19,004

Deferred income taxes, non-current	2,330	2,330
Goodwill (net)	3,298	3,358

Total assets	$67,820	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	May 5, 2001	February 3, 2001
	(Unaudited)

Current liabilities:

Accounts payable	$ 4,434	$ 5,360
Redeemable gift certificates	794	1,128
Accrued payroll expenses and bonuses	1,381	1,011
Accrued rent expense	996	901
Current maturities of long-term debt	2,428	2,397

Total current liabilities	10,033	10,797

Long-term debt, net of current maturities	21,922	24,533

Stockholders' equity:

Preferred stock of $.01 par value Authorized 1,000,000 shares; issued and outstanding 305,094 in May and none in February; entitled to $20.00 per share plus accrued but unpaid dividends in liquidation	3	-
Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,084,097 in May and 6,084,097 in February	61	61
Additional paid-in capital	40,096	34,187
Retained deficit	(4,293)	(2,078)
	35,867	32,170
Less: Treasury stock of 205 shares in May and February recorded at cost	2	2
Total stockholders' equity	35,865	32,168

Total liabilities and stockholders' equity	$67,820	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
	(Unaudited)

Sales	$26,667	$34,323

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	20,622	23,343

Selling, general and administrative expenses	8,069	9,365

Depreciation and amortization	1,100	1,109

Interest expense	340	432

	30,131	34,249

(Loss) earnings before income taxes	(3,464)	74

(Benefit) provision for income taxes	(1,351)	30

Net (loss) earnings	$ (2,113)	$ 44

Net (loss) earnings applicable to common stock:

Net (loss) earnings	(2,113)	44

Less: Preferred stock dividends (non-cash)	102	-

Net (loss) earnings applicable to common stock	(2,215)	44

Net (loss) earnings per common share:
Basic and diluted	$ (0.36)	$ 0.01

Weighted average number of common shares - basic	6,084	6,075

HAROLD-S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
	(Unaudited)

Cash flows from operating activities:
Net (loss) earnings	$(2,113)	$ 44
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,100	1,109
Loss on sale of assets	1	26
Changes in assets and liabilities:
Increase in trade and other accounts receivable	(182)	(651)
Decrease in merchandise inventories	1,076	3,322
Decrease (increase) in prepaid expenses	99	(141)
Decrease (increase) in prepaid income tax	(1,247)	798
Decrease in accounts payable	(925)	(1,475)
Increase in accrued expenses	131	12

Net cash provided by (used in) operating activities	(2,060)	3,044

Cash flows from investing activities:
Acquisition of property and equipment	(197)	(932)
Proceeds from disposal of property and equipment	16	66
Payments received for notes receivable	-	35

Net cash used in investing activities	(181)	(831)

Cash flows from financing activities:
Payments on long-term debt	(591)	(412)
Advances on revolving line of credit	43,959	10,758
Payments on revolving line of credit	(45,949)	(12,534)
Proceeds from sale of preferred stock	5,810	-

Net cash provided by (used in) financing activities	3,229	(2,188)

Increase in cash	988	25
Cash and cash equivalents at beginning of period	608	721
Cash and cash equivalents at end of period	$ 1,596	$ 746

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 5, 2001 and April 29, 2000

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 5, 2001 and the results of its operations and cash flows for the thirteen-week periods ended May 5, 2001 and April 29, 2000. The results of operations for the thirteen-week periods ended May 5, 2001 and April 29, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2. Definition of Fiscal Year

The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 4, 2001 through February 2, 2002, has been designated as fiscal 2002.

3. Derivatives

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", with an effective date for periods beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has reviewed its various contracts to identify those which may meet the criteria as set forth in SFAS No. 133 and SFAS No. 138. The Company adopted these new standards effective February 4, 2001, and the adoption of these new standards did not have a material impact on the Company's consolidated financial position or results of operation.

From time to time the Company utilizes forward exchange contracts to secure firm pricing related to purchase commitments to be denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. The Company does not utilize derivative financial instruments for trading or speculative purposes.

  Long-term Debt

  On November 20, 2000, the Company entered into a new three-year credit agreement with Bank of America, N.A. The agreement provides for a $30 million revolver (with a $5 million letter of credit sub-facility), subject to a borrowing base calculation, as well as a $3 million term note. The term note has principal payments of $250,000 which began on April 30, 2001 and will continue quarterly thereafter. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. The line of credit agreement contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $26 million; restricts capital expenditures to $2.5 million annually; and requires the Company to satisfy a fixed charge coverage ratio. The Company was in compliance at May 5, 2001 with the covenants set forth in the agreement.

  Preferred Stock Transaction

On February 28, 2001, the Company closed a definitive agreement for the purchase by Inter-Him N.V. from the Company of 300,000 shares of a new Series 2001-A Preferred Stock for a total purchase price of $6 million. The purchase provides Inter-Him with special voting rights that empower it to elect a majority of the board of directors and maintain effective control over the Company. Proceeds from the sale of the preferred stock were used to repay debt under the Company's revolving credit facility, which may be re-borrowed by the Company in accordance with the terms of that facility. Excluding the preferred stock purchased in this transaction, Inter-Him owns 11.3% of the Company's outstanding shares and has been a more than 5% shareholder of the Company since 1994. In conjunction with this transaction, the credit agreement with the Company's lender was amended to change its minimum tangible net worth covenant to $26 million.

Each of the initially issued shares of Preferred Stock will be convertible into 15.6863 shares of Common Stock of the Company (which rate is based on the 20-day trailing market average price of the Common Stock immediately prior to the public announcement of Inter-Him's initial proposal relating to the transaction and is subject to certain antidilution adjustments); provided, however, that the conversion feature of the Preferred Stock will become effective only if approved by shareholders of the Company at its 2001 annual meeting of shareholders. Until converted, the Preferred Stock will be entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which would be reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends will be payable 50% in cash and 50% in additional shares of Preferred Stock until February 28, 2003 and thereafter in additional shares of Preferred Stock or cash as the holders of the Preferred Stock may elect. Shares of Preferred Stock issued in respect of dividends will be convertible into Common Stock based upon an average market price of the Common Stock as of the respective dividend dates. An in-kind dividend in the approximate amount of $102,000 was declared and paid effective as of May 1, 2001. There were no dividends in arrears as of May 5, 2001.

The Preferred Stock is redeemable at the Company's option beginning on February 28, 2004 at a price equal to the initial purchase price of the Preferred Stock plus all accrued but unpaid cumulated dividends on the Preferred Stock. The holders of the Preferred Stock also have preemptive rights with respect to certain future issuances of Company securities and certain demand and piggyback registration rights with respect to the shares of Common Stock underlying the Preferred Stock.

On May 1, 2001, Inter-Him sold to W. Howard Lester 37,500 shares of the 300,000 shares of Series 2001-A Preferred Stock initially purchased by Inter-Him. Mr. Lester is the chairman of Williams-Sonoma, Inc. and a member of the Company's board of directors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of May 5, 2001, and the related consolidated statements of operations and cash flows for the thirteen-week period then ended. These financial statements are the responsibility of the Company's management.

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

June 4, 2001

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	53 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	February 3, 2001	May 5, 2001	April 29, 2000

Sales	100.0%	100.0%	100.0%

Costs of goods sold	(73.6)	(77.3)	(68.0)

Selling, general and administrative expenses	(27.9)	(30.3)	(27.3)

Depreciation and amortization	(3.5)	(4.1)	(3.2)

Interest expense	(1.4)	(1.3)	(1.3)

Earnings (loss) before income taxes	(6.4)	(13.0)	0.2

Provision (benefit) for income taxes	(2.6)	(5.1)	0.1

Net earnings (loss)	(3.8)%	(7.9)%	0.1%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended
	May 5, 2001	April 29, 2000

Sales (000's)	26,667	34,323

Total sales growth	(22.3)%	(2.8)%
Change in comparable store sales (52 week basis)	(24.2)%	(9.8)%

Store locations:
Existing stores	52	51
Stores closed	-	-
New stores opened	-	1
Total stores at end of period	52	52

The Company opened no new locations during the thirteen weeks ended May 5, 2001 compared to the opening of one new location in the comparable period of the prior year. The decline in total sales growth and comparable store sales growth is primarily attributable to disappointing ladies' merchandise sales. The Company continues to experience sales declines which it believes are primarily attributable to the ladies' merchandise assortment targeting too young of a customer. A new chief executive officer joined the Company during the quarter and management is focused on addressing merchandise issues. The decision to eliminate catalog and internet sales accounted for $1.2 million of the sales decline from prior year.

The Company's gross margin decreased to 22.7% for the first quarter of fiscal 2002, as compared to 32.0% in the same period of last year, a decline of 9.3% of sales. Higher occupancy costs that did not leverage due to lower sales represented 4.4% of the total 9.3% decrease. In addition, increased markdowns were taken during the period as a result of the sales declines experienced.

Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales increased 3.0 percentage points from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. The increase can generally be attributed to the significant sales declines experienced. Additionally, the Company incurred one-time costs during the quarter ended May 5, 2001, associated with severance to the former president.

The average balance of total outstanding debt was $23,799,000 for the quarter ended May 5, 2001 compared to $30,418,000 for the first quarter of fiscal 2001. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $6,000,000 and the application of the proceeds of such sale to reduce debt.

Liquidity and Capital Resources

The Company has available a long-term line of credit with its bank. This line had an average balance of $16,858,000 and $24,249,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. During the thirteen weeks ended May 5, 2001, and April 29, 2000, this line of credit had a high balance of $20,455,000 and $25,763,000, respectively. The balance outstanding on May 5, 2001 was $17,786,000 compared to $21,619,000 on April 29, 2000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 3, 2001	May 5, 2001	April 29, 2000

Working capital (000's)	$32,009	$34,015	$38,307
Current ratio	3.96:1	4.39:1	5.13:1
Ratio of working capital to total assets	.47:1	.50:1	.53:1
Ratio of total debt to stockholders' equity	.84:1	.68:1	.76:1

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 28, 2001, the Company sold 300,000 shares of a new Series 2001-A Preferred Stock to Inter-Him N.V. for a total purchase price of $6 million. For more information concerning the terms of the Series 2001-A Preferred Stock and the rights of the holders thereof, see Note 5 of the Notes to Intyerim Consolidated Financial Statements herin and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2001. The shares of Series 2001-A Preferred Stock were sold in rliance on the exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibits are filed as part of this Form 10-Q:

No.	Description

4.1	Certificate of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 28, 2001).

10.1	Employment Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 3, 2001).

10.2	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K dated February 3, 2001).

10.3

Second Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.15 to Form 10-K dated February 3, 2001).

10.4

First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K dated February 3, 2001).

10.5	First Amendment dated February 23, 2001 to Loan and Security Agreement between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 to Form 10-K dated February 3, 2001).

10.6	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.7	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.8	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.9

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.10

First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

(b) Reports on Form 8-K: There were two reports on Form 8-K filed by the Company during the fiscal quarter ended May 5, 2001. The first Form 8-K was filed with the SEC on February 13, 2001 regarding the Registrant's execution of a non-binding term sheet with an outside investor for a $6 million private equity investment in the Company. The second Form 8-K was filed with the SEC on March 15, 2001. This filing relates to the Registrant's sale on February 28, 2001, of 300,000 shares of preferred stock to such outside investor pursuant to the terms of a Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001.

INDEX TO EXHIBITS

No.	Description

4.1	Certificate of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 28, 2001).

10.1	Employment Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.11 to Form 10-K dated February 3, 2001).

10.2	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K dated February 3, 2001).

10.3

Second Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.15 to Form 10-K dated February 3, 2001).

10.4

First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K dated February 3, 2001).

10.5	First Amendment dated February 23, 2001 to Loan and Security Agreement between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 to Form 10-K dated February 3, 2001).

10.6	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.7	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.8	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.9

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.10

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

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: June 19 2001