Form 10-Q
period 2001-08-04
HAROLDS STORES INC
filed 2001-09-17
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001		Commission File No. 1-10892

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)		(214) 366-0600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2001, the registrant had 6,088,017 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	August 4, 2001	February 3, 2001
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 1,915	$ 608
Trade accounts receivable, less allowance for doubtful accounts of $200 in August and February	4,972	5,679
Note and other receivables	290	169
Merchandise inventories	25,626	30,692
Prepaid expenses	2,448	2,805
Prepaid income tax	3,257	980
Deferred income taxes	1,873	1,873

Total current assets	40,381	42,806

Property and equipment, at cost	34,046	34,115
Less accumulated depreciation and amortization	(16,924)	(15,111)

Net property and equipment	17,122	19,004

Deferred income taxes, non-current	2,330	2,330
Goodwill (net)	3,157	3,358

Total assets	$62,990	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	August 4, 2001	February 3, 2001
	(Unaudited)

Current liabilities:

Accounts payable	$ 4,240	$ 5,360
Redeemable gift certificates	688	1,128
Accrued payroll expenses and bonuses	1,140	1,011
Accrued rent expense	1,103	901
Current maturities of long-term debt	2,455	2,397

Total current liabilities	9,626	10,797

Long-term debt, net of current maturities	20,208	24,533

Total liabilities	29,834	35,330

Commitments and contingencies:

Preferred stock of $.01 par value Authorized 1,000,000 shares; issued and outstanding 312,783 in August and none in February; entitled to $20.00 per share plus accrued but unpaid dividends in liquidation	6,051	-

Stockholders' equity:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,088,017 in August and 6,084,097 in February	61	61
Additional paid-in capital	34,197	34,187
Retained deficit	(7,151)	(2,078)
	27,107	32,170
Less: Treasury stock of 205 shares in August and February recorded at cost	2	2
Total stockholders' equity	27,105	32,168

Total liabilities and stockholders' equity	$62,990	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
	(Unaudited)

Sales	$23,346	$28,600	$50,013	$62,923

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	18,794	21,251	39,416	44,594

Selling, general and administrative expenses	7,476	8,051	15,545	17,417

Depreciation and amortization	1,110	1,120	2,210	2,229

Interest expense	396	425	736	857

	27,776	30,847	57,907	65,097

Loss before income taxes	(4,430)	(2,247)	(7,894)	(2,174)

Benefit for income taxes	(1,726)	(899)	(3,077)	(870)

Net loss	($2,704)	($1,348)	($4,817)	($1,304)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	($2,704)	($1,348)	($4,817)	($1,304)

Less: Preferred stock dividends (non-cash)	154	-	256	-

Net loss applicable to common stock	($2,858)	($1,348)	($5,073)	($1,304)

Net loss per common share:
Basic and diluted	($.47)	($.22)	($.83)	($.21)

Weighted average number of common shares - basic	6,086	6,075	6,085	6,075

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	26 Weeks Ended
	August 4, 2001	July 29, 2000
	(Unaudited)

Cash flows from operating activities:
Net loss	($4,817)	($1,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,210	2,229
Gain on sale of assets	(106)	(255)
Shares issued to members of the board of directors	10	-
Changes in assets and liabilities:
Decrease in trade and other accounts receivable	760	1,098
Decrease in merchandise inventories	5,066	5,853
Decrease (increase) in prepaid expenses	357	(236)
Increase in prepaid income tax	(2,277)	(226)
Decrease in accounts payable	(1,120)	(2,205)
Decrease in accrued expenses	(109)	(402)

Net cash (used in) provided by operating activities	(26)	4,552

Cash flows from investing activities:
Acquisition of property and equipment	(355)	(1,998)
Proceeds from disposal of property and equipment	160	839
Payments received for notes receivable	-	35

Net cash used in investing activities	(195)	(1,124)

Cash flows from financing activities:
Payments on long-term debt	(1,191)	(844)
Advances on revolving line of credit	74,262	21,448
Payments on revolving line of credit	(77,338)	(24,094)
Proceeds from sale of preferred stock, net of offering expenses	5,795	-

Net cash provided by (used in) financing activities	1,528	(3,490)

Increase in cash	1,307	(62)
Cash and cash equivalents at beginning of period	608	721
Cash and cash equivalents at end of period	$1,915	$ 659

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	10	-

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 4, 2001 and July 29, 2000

(Unaudited)

  Unaudited Interim Periods

  In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 4, 2001 and the results of its operations and cash flows for the thirteen-week periods and twenty-six-week periods ended August 4, 2001 and July 29, 2000. The results of operations for the thirteen-week periods and twenty-six-week periods ended August 4, 2001 and July 29, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

  Definition of Fiscal Year

  The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 4, 2001 through February 2, 2002, has been designated as fiscal 2002.

  Goodwill

  The Company has a New York production coordination office which was acquired as a result of the acquisition of CMT Enterprises, Inc. in February 2000. Goodwill was recorded as part of this acquisition. As of August 4, 2001, the unamortized balance of this goodwill was approximately $3,157,000. The Company has begun to undertake key initiatives which are expected to create significant changes to these operations in New York. Some changes already implemented or currently underway include the reduction of staffing levels; relocation of some key functions, or portions thereof, such as product design, production coordination and quality monitoring to the Company's Dallas office; and the reduction of the New York office space from 10,000 square feet to 4,000 square feet. As a result of the many changes that have occurred, during the second quarter of fiscal 2002 the Company shortened the life of its goodwill from 15 years to seven years. In addition to the changes mentioned above, the Company plans to make additional changes in the near future. The Company will continue to review the goodwill balance and make any adjustment deemed necessary resulting from the ongoing changes in the New York production coordination operation. Such adjustments may include an impairment charge for all or a portion of the goodwill balance.

  Impact of New Accounting Pronouncement

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. One of the fair-value based tests to determine impairment is to compare the Company's market fair value to its net book value. Currently, the Company's market capitalization, without considering other fair value criteria, is less than its net book value. Management has not yet determined the impact of the adoption of this new statement.

  Related Party Transaction

  On July 23, 2001, the Company entered into a real estate transaction with a limited partnership whose partners are stockholders and one of whom is a director of the Company. Under this sale agreement, a building owned by the Company was sold, at appraised value, to this limited partnership for a total sales price of $176,000. Total proceeds to the Company were accrued for in the fiscal quarter ended August 4, 2001, and were approximately $174,000 after selling expenses. These proceeds were received subsequent to the end of the quarter. The total gain recognized by the Company was approximately $150,000. The limited partnership obtained its own financing for the purchase price. All surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

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

  Long-term Debt

  On November 20, 2000, the Company entered into a new three-year credit agreement with Bank of America, N.A. The agreement provides for a $30 million revolver (with a $5 million letter of credit sub-facility), subject to a borrowing base calculation, as well as a $3 million term note. The term note has principal payments of $250,000 which began on April 30, 2001 and will continue quarterly thereafter. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. The line of credit agreement contains various financial and non-financial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $26 million; restricts capital expenditures to $2.5 million annually; and requires the Company to satisfy a fixed charge coverage ratio. The Company was in compliance at August 4, 2001 with the covenants set forth in the agreement.

  Preferred Stock

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

Each of the initially issued shares of Preferred Stock will be convertible into 15.6863 shares of Common Stock of the Company (which rate is based on the 20-day trailing market average price of the Common Stock immediately prior to the public announcement of Inter-Him's initial proposal relating to the transaction and is subject to certain antidilution adjustments). Until converted, the Preferred Stock will be entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which would be reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends will be payable 50% in cash and 50% in additional shares of Preferred Stock until February 28, 2003 and thereafter in additional shares of Preferred Stock or cash as the holders of the Preferred Stock may elect. Shares of Preferred Stock issued in respect of dividends will be convertible into Common Stock based upon an average market price of the Common Stock as of the respective dividend dates. An in-kind dividend in the approximate amount of $154,000 was declared and paid effective as of August 1, 2001 making the total dividend declarations approximately $256,000 for fiscal year 2002. There were no dividends in arrears as of August 4, 2001.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of August 4, 2001, and the related consolidated statements of operations and cash flows for the thirteen-week and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

August 29, 2001

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(80.5)	(74.3)	(78.8)	(70.9)

Selling, general and administrative expenses	(32.0)	(28.1)	(31.1)	(27.7)

Depreciation and amortization	(4.8)	(3.9)	(4.4)	(3.5)

Interest expense	(1.7)	(1.5)	(1.5)	(1.4)

Loss before income taxes	(19.0)	(7.8)	(15.8)	(3.5)

Benefit for income taxes	7.4	3.1	6.2	1.4

Net loss	(11.6)%	(4.7)%	(9.6)%	(2.1)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Sales (000's)	23,346	28,600	50,013	62,923

Total sales decline	(18.4)%	(4.1)%	(20.5)%	(3.4)%
Change in comparable store sales (52 week basis)	(19.7)%	(10.3)%	(22.2)%	(10.0)%
Store locations:
Existing stores	52	52	52	51
Stores closed	-	-	-	-
New stores opened	-	1	-	2
Total stores at end of period	52	53	52	53

The Company opened no new locations during the thirteen weeks ended August 4, 2001 compared to the opening of one new location and relocating one location in the comparable period of the prior year. During the twenty-six weeks ended August 4, 2001, the Company opened no new locations compared to the opening of two locations and relocation of one store during the same period of the prior year. The decline in total sales growth and comparable store sales growth is primarily attributable to disappointing ladies' merchandise sales. The Company continues to experience sales declines which it believes are primarily attributable to the ladies' merchandise assortment targeting too young of a customer. A new chief executive officer joined the Company during the first quarter and management is focused on addressing merchandise issues. The decision to eliminate catalog and internet sales accounted for approximately $335,000 and approximately $1,550,000 of the sales decline from prior year for the thirteen and twenty-six weeks ended August 4, 2001, respectively.

The Company's gross margin was 19.5% for the second quarter of fiscal 2002, as compared to 25.7% in the same period of last year. The gross margin also decreased for the twenty-six week period ended August 4, 2001 to 21.2% from 29.1% in the same period of last year. These declines are primarily attributed to additional markdowns incurred due to sales shortfalls, aggressive efforts to liquidate prior season inventory and continued editing of assortments in an effort to improve inventory turnover. In addition, higher occupancy costs that did not leverage due to lower sales represented 1.9% and 3.2% of the total thirteen and twenty-six week decreases, respectively.

Selling, general and administrative expenses (including advertising and catalog production costs) increased 3.9% of sales from the second quarter of fiscal 2001 to the second quarter of fiscal 2002 and 3.4% of sales for the twenty-six weeks ended August 4, 2001 as compared to the same period of the prior year. These increases can primarily be attributed to the significant sales declines experienced and the fact that a substantial part of selling, general and administrative expenses are fixed payroll costs. During the second quarter of fiscal 2002, the Company also incurred one-time costs associated with severance for terminated New York office personnel and relocation costs for human resource functions that moved to the Company's Dallas headquarters. Such costs were 0.7% of sales during second quarter. Additionally, during the second quarter of fiscal 2001, the Company sold real property and recorded a gain on the sale which represented 1.0% of sales compared to a gain on a sale of real property during the second quarter of fiscal year 2002 which represented only .6% of sales.

Depreciation and amortization increased 0.9% of sales for the thirteen and twenty-six weeks ended August 4, 2001 compared to the same periods of the prior year. Although the depreciation and amortization dollars remained fairly constant, as a percent of sales these expenses rose due to the significant sales declines experienced.

The average balance of total outstanding debt was $23,210,000 for the twenty-six weeks ended August 4, 2001 compared to $29,033,000 for the same period of fiscal 2001. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $6,000,000 and the application of the proceeds of such sale to reduce debt. The total interest expense declined in the second quarter and first half of fiscal 2002 but remained relatively flat as a percent of sales due to the decline in sales.

Liquidity and Capital Resources

The Company has available a long-term line of credit with its bank. Approximately $2.5 million was available at August 4, 2001. This line had an average balance of $16,565,000 and $22,821,000 for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. During the twenty-six weeks ended August 4, 2001, and July 29, 2000, this line of credit had a high balance of $17,986,000 and $23,155,000, respectively. The balance outstanding on August 4, 2001 was $16,699,000 compared to $20,749,000 on July 29, 2000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 3, 2001	August 4, 2001	July 29, 2000

Working capital (000's)	$32,009	$30,755	$36,163
Current ratio	3.96:1	4.19:1	5.42:1
Ratio of working capital to total assets	.47:1	.49:1	.52:1
Ratio of total debt to stockholders' equity*	.84:1	.68:1	.75:1

*Preferred stock is included as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

As the Company's growth continues, cash flow may require additional borrowed funds that may cause an increase in interest expense. In addition, rising interest rates could have a similar impact on interest expense. However, the Company is committed to reducing its average debt levels in each of the next few quarters through a number of initiatives including the reduction of inventory levels through improved editing of assortments and better flow of goods; lowering of capital expenditures due to slower expansion; and improving the Company's profitability.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company was held on June 22, 2001. The following matters were submitted to a vote of the Company's shareholders:

  The election of six directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

Director	Votes For		Votes Withheld

Clark J. Hinkley	9,645,402		999,213

Rebecca Powell Casey	9,370,653		1,273,962

Robert L. Anderson	305,094	*	-

Margaret A. Gilliam	10,494,892		149,723

W. Howard Lester	305,094	*	-

Leonard M. Snyder	10,496,480		-

  *The holders of Series 2001-A Preferred Stock are entitled to vote together with all the other holders of the Company's Common Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Series 2001-A Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Series 2001-A Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Series 2001-A Preferred Stock are entitled voting as a separate class to elect a specified number of directors With respect to these two directors, the votes represent shares of Series 2001-A Preferred Stock voted in favor of their election.

  The proposal to approve conversion rights for the Series 2001-A Preferred Stock of the Company as described in the Proxy Statement of the Company dated May 14, 2001, was approved as follows:

Votes For	Votes Against	Abstentions

5,428,856	160,947	11,711

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibits are filed as part of this Form 10-Q:

No.	Description

10.1	Property Sale Agreement dated July 23, 2001 between Company and 329 Partners-II Limited Partnership.

  Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended

August 4, 2001.

INDEX TO EXHIBITS

No.	Description

10.1	Property Sale Agreement dated July 23, 2001 between Company and 329 Partners-II Limited Partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: September 17, 2001