Form 10-Q
period 2001-11-03
HAROLDS STORES INC
filed 2001-12-17
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001		Commission File No. 1-10892

OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)		(214) 366-0600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 2001, the registrant had 6,089,128 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	November 3, 2001	February 3, 2001
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 802	$ 608
Trade accounts receivable, less allowance for doubtful accounts of $200 in November and February	6,546	5,679
Other receivables	107	169
Merchandise inventories	27,146	30,692
Prepaid expenses	2,221	2,805
Prepaid income tax	3,270	980
Deferred income taxes	1,873	1,873

Total current assets	41,965	42,806

Property and equipment, at cost	33,036	34,115
Less accumulated depreciation and amortization	(16,464)	(15,111)

Net property and equipment	16,572	19,004

Deferred income taxes, non-current	2,330	2,330
Goodwill (net)	-	3,358

Total assets	$60,867	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	November 3, 2001	February 3, 2001
	(Unaudited)

Current liabilities:

Accounts payable	$ 4,880	$ 5,360
Redeemable gift certificates	631	1,128
Accrued payroll expenses and bonuses	1,275	1,011
Accrued rent expense	1,151	901
Current maturities of long-term debt	2,220	2,397

Total current liabilities	10,157	10,797

Long-term debt, net of current maturities	24,428	24,533

Total liabilities	34,585	35,330

Commitments and contingencies:

Preferred stock of $.01 par value Authorized 1,000,000 shares; issued and outstanding 312,783 in November and none in February; entitled to $20.00 per share plus accrued but unpaid dividends in liquidation	6,096	-

Stockholders' equity:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,089,128 in November and 6,084,097 in February	61	61
Additional paid-in capital	34,200	34,187
Retained deficit	(14,073)	(2,078)
	20,188	32,170
Less: Treasury stock of 205 shares in November and February recorded at cost	2	2
Total stockholders' equity	20,186	32,168

Total liabilities and stockholders' equity	$60,867	$67,498

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
	(Unaudited)

Sales	$24,965	$31,099	$74,979	$94,022

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	19,274	21,718	58,690	66,313

Selling, general and administrative expenses	7,996	8,540	23,541	25,956

Depreciation and amortization	1,022	1,112	3,232	3,341

Write-off of goodwill	3,015	-	3,015	-

Interest expense	377	439	1,113	1,295

	31,684	31,809	89,591	96,905

Loss before income taxes	(6,719)	(710)	(14,612)	(2,883)

Benefit for income taxes	-	(284)	(3,077)	(1,153)

Net loss	($6,719)	($426)	($11,535)	($1,730)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	($6,719)	($426)	($11,535)	($1,730)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	203	-	459	-

Net loss applicable to common stock	($6,922)	($426)	($11,994)	($1,730)

Net loss per common share:
Basic and diluted	($1.14)	($0.07)	($1.97)	($0.28)

Weighted average number of common shares - basic	6,089	6,075	6,086	6,075

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	39 Weeks Ended
	November 3, 2001	October 28, 2000
	(Unaudited)

Cash flows from operating activities:
Net loss	($11,535)	($1,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,247	3,341
Gain on sale of assets	(105)	(343)
Shares issued to members of the board of directors	13	-
Changes in assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(805)	233
Decrease in merchandise inventories	3,546	2,419
Decrease (increase) in prepaid expenses	584	(375)
Increase in prepaid income tax	(2,290)	(523)
Decrease in accounts payable	(480)	(864)
(Decrease) increase in accrued expenses	17	(159)

Net cash (used in) provided by operating activities	(4,808)	1,999

Cash flows from investing activities:
Acquisition of property and equipment	(692)	(2,078)
Proceeds from disposal of property and equipment	339	848
Payments received for notes receivable	-	35

Net cash used in investing activities	(352)	(1,195)

Cash flows from financing activities:
Payments on long-term debt	(1,648)	(1,268)
Advances on revolving line of credit	107,204	36,099
Payments on revolving line of credit	(105,839)	(35,350)
Proceeds from sale of preferred stock	5,795	-
Preferred stock dividends	(158)	-

Net cash provided by (used in) financing activities	5,354	(519)

Increase in cash	194	285
Cash and cash equivalents at beginning of period	608	721
Cash and cash equivalents at end of period	$ 802	$ 1,006

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	13	-
Preferred stock dividends payable in shares of stock	255	-
Debt issued to purchase stock of CMT	-	2,545
Capital lease obligation assumed in acquisition of CMT	-	37

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2001 and October 28, 2000

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of November 3, 2001 and the results of its operations and cash flows for the thirteen-week periods and thirty-nine week periods ended November 3, 2001 and October 28, 2000. The results of operations for the thirteen-week periods and thirty-nine week periods ended November 3, 2001 and October 28, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire year.

2. Definition of Fiscal Year

The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. Prior to the quarter ended November 3, 2001, the period from February 4, 2001 through February 2, 2002 was designated as fiscal 2002 because the year ended in calendar year 2002. Beginning with the quarter ended November 3, 2001, the Company has decided to change this designation. The period from February 4, 2001 through February 2, 2002 will now be designated as 2001 because the overwhelming majority of this period is contained within calendar year 2001. Any references made to prior or future periods will be adjusted accordingly. This change is made in an effort to limit potential confusion of readers of the Company's financial statements and filings. This method of defining fiscal accounting years is consistent with several other retailers in the Company's industry.

  Impact of New Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Adoption of this new statement will have no impact on the Company as the entire goodwill balance has already been written-off as of November 3, 2001.

  The Company's goodwill balance arose as a result of the acquisition of CMT Enterprises, Inc. ("CMT") in February 2000 and its related New York office. During the second and third quarters of 2001, management implemented significant initiatives to improve the Company's merchandise mix and quality and its related financial performance. These initiatives included significant changes to the agents, and manufacturers used by those agents, used to obtain the Company's apparel and to the New York office. The changes to the New York operations also included reducing the office staff by approximately 40%; moving the production, technical design and agent coordination functions from New York to the Dallas corporate office, adding a quality control function in Dallas, and reducing the New York office square footage from 10,000 to 4,000 square feet.

  During the second quarter of 2001, as a result of the many changes that had already been implemented, the Company shortened the amortization period of its goodwill balance from 15 years to seven years. During the third quarter ended November 3, 2001, after a careful review of the goodwill balance and the material changes that had occurred in the operation, as discussed above, the Company's current financial performance and deficit of the market capitalization of its stock to the stock's related book value, it was determined that a write-off of the entire remaining goodwill balance was deemed appropriate. The net amount of goodwill which was written off was approximately $3,015,000.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company will adopt this new standard effective February 3, 2002 and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

  Related Party Transaction

  On July 23, 2001, the Company entered into a real estate transaction with a limited partnership whose partners are stockholders and directors of the Company. Under this sale agreement, a building owned by the Company was sold, at appraised value, to this limited partnership for a total sales price of $176,000. Total proceeds to the Company were approximately $174,000 after selling expenses and the total gain recognized by the Company was approximately $150,000. The limited partnership obtained its own financing for the purchase price. All surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

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

  From time to time the Company utilizes forward exchange contracts to secure firm pricing related to purchase commitments to be denominated in foreign currencies. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. The Company does not utilize derivative financial instruments for trading or speculative purposes. As of November 3, 2001, the Company does not have any forward exchange contracts outstanding.

  Long-term Debt

On November 20, 2000, the Company entered into a new three-year credit agreement with Bank of America, N.A. The agreement provides for a $30 million revolver (with a $5 million letter of credit sub-facility), subject to a borrowing base calculation, as well as a $3 million term note. The term note has principal payments of $250,000 which began on April 30, 2001 and will continue quarterly thereafter. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. The line of credit agreement contains various financial and non-financial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $26 million; restricts capital expenditures to $2.5 million annually; and requires the Company to satisfy a fixed charge coverage ratio. The Company was not in compliance with the minimum tangible net worth covenant set forth in the agreement as of November 3, 2001, however, a waiver was obtained from the Company's lender.

7. Preferred Stock

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

Each of the initially issued shares of Preferred Stock are convertible into 15.6863 shares of Common Stock of the Company (which rate is based on the 20-day trailing market average price of the Common Stock immediately prior to the public announcement of Inter-Him's initial proposal relating to the transaction and is subject to certain antidilution adjustments). Until converted, the Preferred Stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which will be reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends are payable 50% in cash and 50% in additional shares of Preferred Stock until February 28, 2003 and thereafter in additional shares of Preferred Stock or cash as the holders of the Preferred Stock may elect. Shares of Preferred Stock issued in respect of dividends are convertible into Common Stock based upon an average market price of the Common Stock as of the respective dividend dates. A cash dividend in the approximate amount of $158,000 was declared and paid effective as of November 1, 2001 making the total dividend declarations approximately $413,000 for 2001, including approximately $255,000 in shares of preferred stock. There were no dividends in arrears as of November 3, 2001.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Harold's Stores, Inc.:

We have reviewed the accompanying consolidated balance sheet of Harold's Stores, Inc. (an Oklahoma corporation) and its subsidiaries as of November 3, 2001, and the related consolidated statements of operations for the thirteen week and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the consolidated statement of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas

December 3, 2001

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(77.2)	(69.8)	(78.3)	(70.5)

Selling, general and administrative expenses	(32.0)	(27.5)	(31.4)	(27.6)

Depreciation and amortization	(4.1)	(3.6)	(4.3)	(3.5)

Write-off of goodwill	(12.1)	-	(4.0)	-

Interest expense	(1.5)	(1.4)	(1.5)	(1.4)

Loss before income taxes	(26.9)	(2.3)	(19.5)	(3.0)

Benefit for income taxes	-	(0.9)	(4.1)	(1.2)

Net loss	(26.9)%	(1.4)%	(15.4)%	(1.8)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Sales (000's)	24,965	31,099	74,979	94,022

Total sales decline	(19.7)%	(5.2)%	(20.3)%	(4.0)%
Change in comparable store sales (52 week basis)	(17.7)%	(8.8)%	(20.7)%	(9.6)%
Store locations:
Existing stores	52	53	52	51
Stores closed	-	-	-	-
New stores opened	-	-	-	2
Total stores at end of period	52	53	52	53

The Company opened no new locations during the thirteen weeks ended November 3, 2001 and October 28, 2000. For the thirty-nine weeks ended November 3, 2001, the Company opened no new locations compared to the opening of two new locations in the thirty-nine weeks ended October 28, 2000. The decline in total sales growth and comparable store sales growth is primarily attributable to disappointing ladies' merchandise sales. The Company continues to experience sales declines which it believes are primarily attributable to the ladies' merchandise assortment targeting too young of a customer. A new chief executive officer joined the Company during the first quarter and management is focused on addressing merchandise issues. The decision to eliminate catalog and internet sales accounted for $2.1 million of the sales decline from prior year. Like many other retailers, the Company's sales were impacted by the tragic events of September 11, 2001. Excluding the impact of that week, the Company's comparable store sales declined 13.6% and 19.5% for the thirteen and thirty-nine weeks ended November 3, 2001, respectively.

The Company's gross margin was 22.8% for the third quarter of 2001, as compared to 30.2% in the same period of last year. The gross margin also decreased for the thirty-nine week period ended November 3, 2001 to 21.7% from 29.5% in the same period last year. These declines are primarily attributed to additional markdowns on slow-selling merchandise inventory incurred due to sales shortfalls, aggressive efforts to liquidate prior season inventory and continued editing of assortments in an effort to improve inventory turnover. In addition, higher occupancy costs that did not leverage due to lower sales represented 7.0% and 5.8% of the total thirteen and thirty-nine week decreases, respectively.

Selling, general and administrative expenses (including advertising and catalog production costs) as a percent of sales increased 4.5 and 3.8 percentage points, respectively, for the thirteen and thirty-nine weeks ended November 3, 2001compared to the same periods of the prior year. The increase can primarily be attributed to the significant sales declines experienced and the lack of leverage in fixed payroll costs.

Depreciation and amortization increased .5% and .8% of sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to the same periods of the prior year. Although the depreciation and amortization dollars remained fairly constant, as a percent of sales these expenses rose due to the significant sales declines experienced.

During the third quarter ended November 2, 2001, after a careful review of the goodwill balance associated with the Company's acquisition of CMT Enterprises, Inc. in February 2000, and the material changes that had occurred in the acquired operation, a write-off of the entire goodwill balance was deemed appropriate. The net amount of goodwill which was written off was approximately $3,015,000 which represented 12.1% and 4.0% of sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively.

The average balance of total outstanding debt was $23,740,000 for the thirty-nine weeks ended November 3, 2001 compared to $28,071,000 for the same period of 2000. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $6,000,000 and the application of the proceeds of such sale to reduce debt. The total interest expense declined in the third quarter and year-to-date of 2001 but increased slightly as a percent of sales due to the decline in sales.

Liquidity and Capital Resources

The Company has available a long-term line of credit with its bank. The principal amounts are secured by the Company's unsecured assets which consist primarily of inventory and accounts receivable. The line of credit agreement contains various financial and non-financial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $26 million; restricts capital expenditures to $2.5 million annually; and requires the Company to satisfy a fixed charge coverage ratio. This line had an average balance of $17,369,000 and $22,625,000 for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. During the thirty-nine weeks ended November 3, 2001, and October 28, 2000, this line of credit had a high balance of $21,458,000 and $25,763,000, respectively. The balance outstanding on November 3, 2001 was $21,141,000 compared to $24,144,000 on October 28, 2000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 3, 2001	November 3, 2001	October 28, 2000

Working capital (000's)	$32,009	$31,808	$39,715
Current ratio	3.96:1	4.13:1	5.06:1
Ratio of working capital to total assets	.47:1	.52:1	.54:1
Ratio of total debt to stockholders' equity*	.84:1	1.01:1	.84:1

*Preferred stock is treated as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future, however, the Company is operating in a difficult retail environment due to the current economic climate. As with most retailers, the Company's fourth quarter is most important in terms of sales and cash flow generation.

As the Company continues to execute its initiatives to improve sales and profitability, cash flow may require additional borrowed funds that may cause an increase in interest expense. In addition, rising interest rates could have a similar impact on interest expense. However, the Company is committed to reducing its average debt levels in each of the next few quarters through a number of initiatives including the reduction of inventory levels through improved editing of assortments and better flow of goods; lowering of capital expenditures due to slower expansion; and improving the Company's profitability.

Seasonality

The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each year, which includes the back-to-school and holiday selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring season (first and second quarters) of each year.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: None

    Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended

November 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: December 18, 2001