Form 10-K
period 2002-02-02
HAROLDS STORES INC
filed 2002-04-16
CIK 818682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2002	Commission File No. 1-10892

HAROLD'S STORES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1308796 (I.R.S. Employer Identification No.)
5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)	(214) 366-0600 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act : Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 15, 2002 the aggregate market value of the Registrant's Common Stock held by non-affiliates was $7,308,737 based on a value of $2.20 per share, the closing price of Common Stock as quoted by the American Stock Exchange on that date.

On March 15, 2002 the registrant had 6,089,128 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended February 2, 2002 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III.

Harold's Stores, Inc. & Subsidiaries Index to Annual Report on Form 10-K For the Period Ended February 2, 2002

Part I.

	Item	1.	Business	3

	Item	2.	Properties	8

	Item	3.	Legal Proceedings	9

	Item	4.	Submission of Matters to a Vote of Security Holders	9

Part II.

	Item	5.	Market for the Registrant's Common Stock and Related Stockholder Matters	9

	Item	6.	Selected Consolidated Financial Data	10

	Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item	7A.	Quantitative and Qualitative Disclosure about Market Risk	14

	Item	8.	Consolidated Financial Statements and Supplementary Data	15

	Item	9.	Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure	15

Part III.

	Item	10.	Directors and Executive Officers of the Registrant	15

	Item	11.	Executive Compensation	15

	Item	12.	Security Ownership of Certain Beneficial Owners and Management	16

	Item	13.	Certain Relationships and Related Transactions	16

Part IV.

	Item	14.	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K	16

Signatures				17

PART I.

ITEM 1. BUSINESS

General

Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a 52-store location chain of women's and men's specialty apparel stores in 22 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by an eclectic mix of antiques, together with specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 95% of sales consists of the Company's designs controlled by Harold's own designers and merchants and sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

The Company's 52 stores are comprised of 44 full-price retail stores and eight outlet stores to clear markdowns and slow-moving merchandise, in addition to limited merchandise produced specifically for the outlets. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

There was a decline in comparable store sales of 16.3% for 2001, compared to a decline of 11.9% for 2000. The Company believes that the declines experienced in comparable store sales during 2001 were primarily attributable to disappointing sales in its spring, summer and fall transitional merchandise. The Company's average sales per square foot for retail stores excluding outlets open during the entire year were $346 and $398 for 2001 and 2000, respectively.

The Company believes that its future success will be achieved by focusing on the fashion needs of its target customer, increasing sales momentum at existing stores, and expanding the number of its women's and men's apparel stores. In February 2001, the Company hired a new Chief Executive Officer, Clark Hinkley, to lead these efforts. Mr. Hinkley has spent his entire career in the retail industry, joining Harold's from The Children's Place where he was Executive Vice President - Merchandising since 1998. From 1987 to 1997 he was at Talbot's, where he was Executive Vice President and a member of the Board of Directors. Prior to 1987, Mr. Hinkley was a merchandising executive at Dayton Hudson. During 2001, the Company has ceased new store growth to focus on reinvigorating the Harold's brand. Once a profitable growth trend has been re-established, the Company plans to continue a store expansion program. The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. The Company currently does not plan to open any new stores during 2002. See Management's Discussion and Analysis - Liquidity for further information.

The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2002, 2001, 2000, and 1999 refer to the years ended February 1, 2003, February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

Retail Merchandising

The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In 2001 and 2000, women's apparel accounted for approximately 76% and 77% of sales, respectively.

The men's apparel product line includes tailored clothing, furnishings, sportswear, and shoes. The style is principally what is known in the apparel trade as "updated traditional," classic styling. In 2001, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company, Harold's and Harold Powell Clothing lines. In 2001 and 2000, men's apparel accounted for approximately 24% and 23% of sales, respectively.

The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

	2001		2000		1999
	(Dollar amounts in thousands)

Women's Merchandise
Sportswear and Accessories	$ 72,549	69.3%	$ 89,675	70.3%	$ 96,694	71.0%
Handbags and Belts	2,049	2.0	2,751	2.2	3,242	2.3
Shoes	4,795	4.6	6,147	4.8	6,512	4.8

Men's Merchandise
Suits, Sportcoats, Slacks and Furnishings	10,788	10.3	12,300	9.7	11,936	8.8
Sportswear and Accessories	12,932	12.4	14,995	11.8	15,982	11.7
Shoes	1,255	1.2	1,343	1.0	1,267	0.9

Other	256	0.2	273	0.2	629	0.5

Total:	$104,624	100.0%	$127,484	100.0%	$136,262	100.0%

Company Stores

The Company's 52 stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of February 2, 2002, with selected information for each location.

Metropolitan Area	Location	Type of Location	Square Footage
Atlanta, GA	Lenox Square	Regional Shopping Center	6,861
Atlanta, GA	Perimeter Center	Regional Shopping Center	5,250
Austin, TX	Arboretum Market Place	Specialty Center	4,787
Austin, TX(1)	8611 N. Mopac Expressway	Free Standing	13,200
Baton Rouge, LA	Citiplace Market Center	Specialty Center	5,200
Birmingham, AL	The Summit Shopping Center	Specialty Center	5,500
Charlotte, NC	Shops on the Park	Specialty Center	4,000
Columbus, OH (2)	The Mall at Tuttle Crossing	Regional Shopping Center	6,000
Cordova, TN (Memphis Metro)	Wolfchase Galleria	Regional Shopping Center	6,302
Dallas, TX	Dallas Galleria	Regional Shopping Center	8,079
Dallas, TX	Highland Park Village	Specialty Center	7,503
Dawsonville, GA(1)	North Georgia Premium Outlets	Outlet Center	7,689
Ft. Worth, TX	University Park Village	Specialty Center	6,000
Greenville, SC	Greenville Mall	Regional Shopping Center	5,076
Hillsboro, TX(1)	Hillsboro Outlet Mall	Outlet Center	5,160
Houston, TX	Highland Village	Specialty Center	6,189
Houston, TX	Town and Country Village	Specialty Center	5,883
Houston, TX	Champions Forest Plaza	Specialty Center	5,500
Indianapolis, IN	Keystone Fashion Mall	Regional Shopping Center	3,829
Jackson, MS	The Rogue Compound	Free Standing	3,000
Kansas City, MO	Country Club Plaza	Specialty Center	4,155
Katy, TX(1) (Houston metro)	Katy Mills Outlet	Regional Outlet Center	10,000
Leawood, KS (Kansas City metro)	Town Center Plaza	Specialty Center	5,000
Littleton, CO (Denver metro)	Park Meadows Mall	Regional Shopping Center	5,465
Louisville, KY	Mall St. Matthews	Regional Shopping Center	4,292
Lubbock, TX	8201 Quaker Avenue	Specialty Center	3,897
Marietta, GA (Atlanta metro)	The Avenue East Cobb	Specialty Center	5,020
McLean, VA	Tyson's Galleria	Regional Shopping Center	5,083
Memphis, TN	Poplar Avenue	Specialty Center	5,085
Nashville, TN	The Mall at Greenhills	Regional Shopping Center	5,975
Norman, OK	Campus Corner Center	Specialty Center	6,678
Norman, OK(1)	575 S. University Blvd.	Free Standing	12,382
Oakbrook, IL (Chicago Metro)	Oakbrook Center	Regional Shopping Center	4,860
Oklahoma City, OK	50 Penn Place	Specialty Center	13,402
Omaha, NE	One Pacific Place	Specialty Center	3,272
Palo Alto, CA (San Francisco Metro)	Stanford Shopping Center	Regional Shopping Center	4,275
Phoenix, AZ	Biltmore Fashion Park	Regional Shopping Center	5,033
Phoenix, AZ(1)	Prime Outlets at New River	Outlet Center	7,452
Plano, TX (Dallas metro)	Park and Preston	Free Standing	5,525
Raleigh, NC	Crabtree Valley Mall	Regional Shopping Center	5,205
Richmond, VA	River Road Shopping Center	Specialty Center	5,000
Salt Lake City, UT	Trolley Square Center	Specialty Center	5,716
San Antonio, TX	Alamo Quarry Market	Specialty Center	5,500
San Marcos, TX(1)	San Marcos Factory Stores	Outlet Center	10,060
Skokie, IL (Chicago Metro)	Old Orchard Center	Regional Shopping Center	5,454
Southlake, TX (Dallas metro)	Southlake Town Square	Specialty Center	5,462
St. Louis, MO	Plaza Frontenac	Specialty Center	4,221
Tampa, FL	Citrus Park Town Center	Regional Shopping Center	5,500
Tulsa, OK	Farm Shopping Center	Specialty Center	3,888
Tulsa, OK	Utica Square	Specialty Center	7,686
Wichita, KS	The Bradley Fair Center	Specialty Center	5,500
Williamsburg, VA(1)	Prime Outlets at Williamsburg	Outlet Center	5,963

(1) Outlet store
(2) A decision was made subsequent to year end to close this location effective May 8, 2002.

The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). The majority of sales associates are generally paid a commission against a draw. Commissions range from 6% to 9% based on the type of product sold and the tenure and productivity of the associate. Store managers are paid a salary plus a performance bonus based on attainment of sales goals, expense control, inventory shrinkage and random store shop scores.

Product Development and Sourcing Programs

The Company's product development and sourcing programs enable it to offer exclusive items not available in competing stores or catalogs. More than 95% of sales is merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes that this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to improve its initial mark up. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company.

An important component of the Company's product development programs is market research of styles and fabrics. The Company's designers shop European and domestic markets for emerging fashion trends and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is complemented by its offices in New York and Dallas, Texas and its association with independent agents in Florence, Italy; Istanbul,Tukey; Porto, Portugal; and Hong Kong. The Company imports a significant portion of its merchandise directly from Italy and the Far East.

The Company's designers travel to Europe several times each year, searching out new styles and collecting vintage fabrics and antique wallpaper, and original art for pattern development. In addition to purchasing original artwork created for pattern development, merchandisers have ongoing contact with several art studios in Europe where artists hand paint intricate patterns and prints exclusively for the Company. The European development work helps the Company identify emerging trends for development into the Company's classically inspired merchandise.

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

On February 18, 2000, the Company entered into a stock purchase agreement pursuant to which the Company purchased all the issued and outstanding shares of CMT Enterprises, Inc. ("CMT"), a New York corporation. The Company issued a promissory note in the amount of $2.54 million and assumed long-term debt of CMT, payable to the Company, in the amount of $1.385 million. The excess of the purchase price over the fair value of the net assets acquired, approximately $3,576,000, was recorded as goodwill. The goodwill was originally being amortized over a 15-year period, but this estimated life was changed to seven years during 2001. During the third quarter of 2001, management's analysis indicated the remaining goodwill balance should be written off.

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

Seasonality

The Company's business has historically followed a seasonal pattern, peaking twice per year during the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2001, approximately 52% of the Company's sales occurred and the majority of the Company's net loss was incurred during the third and fourth quarters.

Competition

The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

Important factors in competing successfully in the retail industry include the following: depth of selection in sizes and colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of private-label merchandise, store design and location, marketing and customer service. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.

In addition, the success of the Company's operations depends upon a number of factors relating to economic conditions and general consumer spending. If current economic conditions worsen and consumer spending is restricted, the Company's growth and profitability could be negatively impacted.

Customer Credit

The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales were 79% in 2001, 69% in 2000 and 70% in 1999. In 2001, 23% of sales were made with the Harold's credit card and 56% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of February 2, 2002, the provision for bad debts from Company credit card sales was approximately 1.0% of Harold's proprietary credit card sales for 2001.

Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At February 2, 2002, the Company had approximately 21,223 active credit accounts and the average cardholder had a line of $1,300 and an outstanding balance of $289. Charges by holders of the Company's credit card during 2001 totaled approximately $24,231,000.

Advertising

The Company maintains an in-house advertising department, which produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct mail pieces. In 2001, the Company spent approximately $3,889,000 (3.7% of sales) on advertising and direct mail production costs as compared to approximately $6,269,000 (4.9% of sales) in 2000. This expenditure includes the production and mailing costs associated with the Company's direct response catalog which was converted to an in-home mailing piece to drive store traffic late in 2000. The advertising department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

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

The Company continues to implement newer and better inventory control systems. During 1999, the Company began utilizing an independent third-party company to conduct its inventory counts. POS scanning devices record and track SKU bar codes, which are assigned, to every piece of merchandise. This information is downloaded into the Company's IBM AS400® computer, which generates a detailed report within 24 hours of the physical inventory.

The Company has also implemented ARTHUR®, a computerized merchandise planning system, which interacts with the Company's AS400® and Island Pacific Systems® software. ARTHUR® facilitates seasonal planning by department and store, and provides certain data for financial planning. The Company implemented the allocation product offered by JDA Software Group, Inc. during 2001.

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

Employees

On March 15, 2002, the Company had approximately 523 full-time and 656 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

At February 2, 2002, the Company owned the Austin outlet store and leased 51 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, two store leases have percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Six of the leased stores open during all of 2001 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

Years Leases Expire	Number of Stores
2002	1
2003-2004	11
2005-2007	10
2008 and later	29

The Company generally has been successful in renewing its store leases as they expire.

During 2001, the Company did not enter into any new store leases. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $60 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

	2001	2000	1999

Base rent	$8,163,000	8,296,000	7,250,000
Additional rents computed as a percentage of sales	427,000	635,000	1,365,000

Total	$8,590,000	8,931,000	8,615,000

Corporate Headquarters and Merchandise Buying Office

The Company leases a 50,000 square foot building used primarily as its corporate headquarters and a men's and ladies' buying office in Dallas, Texas. The lessor of the Dallas location is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders of the Company. Rebecca Powell Casey is also an executive officer and a director of the Company. The term of the lease expires September, 2010 with annual rent payments of $478,382, plus insurance, utilities and property taxes until August, 2004 at which time the annual rent will be $503,560, plus insurance, utilities and property taxes until August, 2007 at which time annual rent will be $528,728, plus insurance, utilities and property taxes until expiration of the lease. This lease contains two renewal options of five years each.

Administrative Offices and Distribution Center

During 2001, the Company owned two contiguous buildings in Norman, Oklahoma comprised of approximately 22,000 square feet. This space was being utilized by the Company for its administrative functions.

On July 23, 2001, the Company entered into a real estate transaction with the related-party limited partnership mentioned above. Under this sale agreement, some land and a building owned by the Company was sold, at appraised value, to this limited partnership for a total sales price of $176,000. Total proceeds to the Company were approximately $174,000 after selling expenses and the total gain recognized by the Company was approximately $150,000. The limited partnership obtained its own financing for the purchase price. All surveys, inspections and appraisals related to this transaction were performed by independent professionals with no affiliation to the Company.

The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The lessor of the distribution center is the same limited partnership which owns the Dallas locations mentioned above. The term of the distribution center lease expires in June 2012, with annual rent increases on a fixed scale up to a maximum of $419,951 during the final year of the lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

At March 15, 2002, there were 670 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price Ranges

2001	High	Low
1st Quarter	$3.50	$2.00
2nd Quarter	$3.00	$1.90
3rd Quarter	$2.75	$1.80
4th Quarter	$2.70	$1.00

2000	High	Low
1st Quarter	$5.00	$2.88
2nd Quarter	$3.13	$1.88
3rd Quarter	$3.13	$2.25
4th Quarter	$2.70	$1.00

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

On February 28, 2001, the Company executed a definitive preferred stock agreement. See Note 12 to the Consolidated Financial Statements for additional information. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred stock are convertible into 15.6863 shares of common stock of the Company. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which would be reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends are payable 50% in cash and 50% in additional shares of preferred stock until February 28, 2003 and thereafter in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates.

During 2001, approximately $571,000 of preferred stock dividends were paid. Approximately $256,000 of the total preferred stock dividends was paid in additional shares of preferred stock and approximately $315,000 was paid in cash. The Company's primary lending agreement does not currently allow for the payment of dividends on common stock. This agreement does, however, allow for the distribution of preferred stock dividends.

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

	2001	2000	1999	1998	1997
	(Dollar amounts in thousands, except per share data)
Statements of Earnings Data:
Sales	$104,624	127,484	136,262	129,224	119,919
Percentage increase (decrease)	(17.9)%	(6.4)%	5.4%	7.8%	10.8%

Gross profit on sales (1)	$ 22,590	33,708	41,125	45,128	38,149
Percentage of sales	21.6%	26.4%	30.2%	34.9%	31.8%

(Loss) earnings before income taxes	$(17,707)	(8,194)	(4,103)	4,785	74
Percentage of sales	(16.9)%	(6.4)%	(3.0)%	3.7%	0.0%

Net earnings (loss) applicable to common stock	$(15,264)	(4,916)	(2,462)	2,841	44
Percentage of sales	(14.6)%	(3.8)%	(1.8)%	2.2%	0.0%

Net (loss) earnings per common share: Basic Diluted	$(2.51) $(2.51)	(0.81) (0.81)	(0.41) (0.41)	0.47 0.47	0.01 0.01

Other Operating Data:

Stores open at end of period	52	52	51	44	41
Decline in comparable store sales
(52-53 week basis)	(16.3%)	(11.9%)	(3.1%)	(1.3%)	(5.4%)

Balance Sheet Data:

Working capital	$ 24,106	32,009	42,454	33,044	35,430
Total assets	53,726	69,211	73,879	63,917	63,929
Long-term debt, Net of current maturities	18,452	24,533	27,063	16,330	19,708
Stockholders' equity	16,917	32,168	37,068	39,521	36,466
Net book value per share	$2.78	5.29	6.10	6.51	6.03

(1)	In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table reflects items in the Company's statements of operations as a percentage of sales for the periods indicated:

	52 Weeks	53 Weeks	52 Weeks
	2001	2000	1999

Sales	100.0%	100.0	100.0

Cost of goods sold	(78.4)	(73.6)	(69.8)
Selling, general and administrative expenses	(30.2)	(27.9)	(29.1)
Depreciation and amortization	(4.1)	(3.5)	(3.3)
Write-off of goodwill	(2.9)	-	-
Interest expense	(1.3)	(1.4)	(0.8)

Loss before income taxes	(16.9)	(6.4)	(3.0)

Benefit for income taxes	(2.9)	(2.6)	(1.2)

Net loss	(14.0)%	(3.8)	(1.8)

The following table reflects the increases and decreases in Company sales for the periods indicated:

	52 Weeks	53 Weeks	52 Weeks
	2001	2000	1999

Sales (000's)	$104,624	127,484	136,262

Total sales growth	(17.9)%	(6.4)%	5.4%
Decline in comparable store sales (52-53 week basis)	(16.3)	(11.9)	(3.1)

Store locations:
Existing stores beginning of period	52	51	44
Stores closed	-	(1)	(2)
New stores opened during period	-	2	9
Total stores at end of period	52	52	51

Total Company sales decreased 17.9% in 2001 as compared to a decrease of 6.4% in 2000 and an increase of 5.4% in 1999. No new locations were opened during 2001 compared to the opening of two new locations during 2000. The Company believes the sales decrease in 2001was primarily because the ladies' merchandise assortment for the first half of the year was not meeting the needs of the Company's target customer of age 40, but instead was targeting a younger audience in terms of styling and fit. During the fourth quarter of 2001, the Company reported a significant improvement in sales trends as customer response to the holiday and preview merchandise assortments continued to improve. Comparable store sales declined 0.8% during the fourth quarter in the 44 full-price retail stores as compared to a decline of 14.9% for the full year of 2001 and decreased 3.4% total company for the quarter. Like many other retailers, the Company's sales were significantly impacted by the tragic events of September 11, 2001. During 2001, comparable store sales declined 16.3% in total for the year. Excluding the week of September 11, 2001, the decline in comparable store sales was 15.3% for the year. In early 2001, the Company ceased conducting business through the catalog and internet, resulting in a decrease in sales of $2.3 million for the year as compared to 2000.

Total Company sales decreased 6.4% in 2000 as compared to an increase of 5.4% in 1999. The Company believes that the declines experienced in 2000 were the result of the merchandise assortments not meeting the needs of the more conservative and professional customers. While the fall merchandise began to be more positively received, the Company was challenged with convincing its customers that it had returned to the more traditional merchandise which the customer had come to expect. The increases in 1999 were primarily due to the addition of new stores. The Company opened two outlets during 2000, relocated one store and closed one store. The two new outlets are located in Dawsonville, Georgia and San Marcos, Texas. The relocated store is in Atlanta, Georgia at the Perimeter Mall and the store that was closed was in Buford, Georgia (Atlanta metro area). The Company opened seven stores and two outlets during 1999 and closed two stores. Stores were opened in Palo Alto, California; Southlake and Houston, Texas; Tampa, Florida; Indianapolis, Indiana; and Marietta and Buford, Georgia (near Atlanta). The two new outlets are located in Phoenix, Arizona and Williamsburg, Virginia. The two stores that were closed were in Birmingham, Alabama and downtown Oklahoma City, Oklahoma.

Comparable store sales declined 16.3% during 2001, compared to a decline of 11.9% in 2000. The Company believes that the declines experienced in comparable store sales during 2001 were primarily attributable to disappointing sales in ladies' merchandise assortments. The declines experienced in comparable store sales during 2000 were primarily attributable to disappointing sales in fall and holiday merchandise combined with winter storms that severely impacted January business.

The Company's gross margin decreased to 21.6% in 2001 from 26.4% in 2000, or 4.8% of sales. Higher occupancy costs that did not leverage due to lower sales represented 0.4% of the total 4.8% decrease. Additional declines are primarily attributed to additional markdowns on slow-selling merchandise inventory incurred due to sales shortfalls, aggressive efforts to liquidate prior season inventory and continued editing of assortments in an effort to improve inventory turnover. The Company's gross margin decreased to 26.4% in 2000 from 30.2% in 1999, or 3.8% of sales. Higher occupancy costs that did not leverage due to lower sales represented 1.3% of the total 3.8% decrease. In addition, increased markdowns were taken during the period as a result of lower than expected sales of fall and holiday merchandise.

Selling, general and administrative expenses increased by 2.3% of sales in 2001 compared to a decrease of 1.2% of sales in 2000. The increase in selling, general and administrative expenses as a percentage of sales in 2001 was primarily due to the sales declines experienced for the year and the lack of leverage of fixed payroll costs. Selling, general and administrative expenses decreased by 1.2% of sales in 2000. The decrease in selling, general and administrative expenses as a percentage of sales in 2000 was primarily due to reductions in advertising and catalog expenditures as well as declines in controllable store level expenses and corporate overhead.

During the third quarter of 2001, after a review of the goodwill balance originating from the purchase of CMT Enterprises, Inc. in February 2000, and the material changes that had occurred in the operation, it was determined that a write-off of the entire goodwill balance was deemed appropriate. The net amount of goodwill which was written off was approximately $3,015,000 which represented 2.9% of sales for the year 2001.

During 2001, the total interest costs decreased $599,000 from 2000 due to lower outstanding debt balances. Lower average interest rates were also a contributing factor. The average balance on total outstanding debt was $23,780,000 in 2001, compared to $28,346,000 in 2000. The decrease in average debt balances resulted principally from the sale of preferred stock in the amount of $6,000,000 and the application of the proceeds of such sale to reduce debt. As the Company's growth continues, cash flow may require additional borrowed funds, which may cause further increases in interest expense. During 2000, interest costs (including capitalized interest) increased $691,000 as compared to 1999 primarily due to higher outstanding debt balances.

The Company's effective income tax rate was 17.4% in 2001, and 40.0% in 2000 and 1999. The Company did not elect to record the full tax benefit for all 2001 losses in the financial statements.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For 2001, net cash provided by operating activities was $1,743,000 as compared to $4,455,000 net cash provided by operating activities for 2000. The decrease in cash flows can be primarily attributed to the change in the net loss between 2001 and 2000. For 2001, the Company's net loss was $14,630,000, compared to a net loss of $4,916,000 for 2000. This was partially offset by a decrease in merchandise inventories of $10,728,000 in 2001, compared to a decrease in merchandise inventories of $6,665,000 in 2000.

The Company's merchandise inventories decreased $10,728,000 in 2001 compared to an decrease of $6,665,000 for 2000 as a result of an effort to edit assortments, reduce inventory levels and improve inventory turnover. These efforts were begun in 2000 and contributed to the decline in inventory levels in that year also.

Cash Flows From Investing Activities. For 2001, net cash used in investing activities was $770,000, as compared to $1,223,000 for 2000. Capital expenditures totaled $1,118,000, compared to $2,107,000 for 2000. Capital expenditures during 2001 and 2000 were invested principally in remodeling of existing stores and equipment expenditures in existing operations. Capital expenditures during 2000 also included the opening of two new stores.

Cash Flows From Financing Activities. During 2001, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the fiscal year (see "Liquidity").

On February 28, 2001, the Company executed a definitive agreement for the purchase by Inter-Him N.V., of which Ronald de Waal is a Managing Director, from the Company of 300,000 shares of a new Series 2001-A Preferred Stock for a total purchase price of $6 million. See Note 12 to the Consolidated Financial Statements for additional information.

The Company has available a line of credit with its bank. This line had average balances of $17,680,000 and $22,057,000 for 2001 and 2000, respectively. During 2001, this line of credit had a high balance of $22,240,000 and a balance of $15,531,000 as of February 2, 2002. The balance at March 15, 2002 was $18,478,000.

The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

Liquidity

The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

	2001	2000	1999

Working capital (000's)	$24,106	32,009	42,454
Current ratio	2.97:1	3.56:1	5.36:1
Ratio of working capital to total assets	.45:1	.46:1	.57:1
Ratio of long-term debt (including current maturities) to stockholders' equity*	.89:1	.84:1	.75:1

*Preferred stock is treated as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in new stores, remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity, combined with expected tax refund receipts, to be sufficient in the foreseeable future. As a result of recently-enacted tax legislation, the Company will be able to carry back losses for an additional three years, resulting in expected federal tax refunds in 2002 of approximately $4.2 million. Until received, the Company will be able to borrow against 75% of these tax receivables under its debt agreement which was amended subsequent to February 2, 2002. The Company's capital expenditures budget for 2002 is approximately $2,000,000 to be used for the purchase of fixtures and equipment as well as store remodeling expenses.

See Notes 5 and 14 to the Consolidated Financial Statements for information about restrictions and covenants under the Company's revolving line of credit.

Seasonality

The Company's business is subject to seasonal influences, with the major portion of sales realized during the fall season (third and fourth quarters) of each year, which includes the fall and holiday selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of sales during the spring seasons (first and second quarters) of each year.

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

Critical Accounting Policies

In 2001, approximately 23% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $6,386,000 at February 2, 2002. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from our estimate.

The Company uses the retail inventory method. Under this method, the Company records markdowns to value merchandise inventories at net realizable value. The Company closely monitors actual and forecasted sales trends, current inventory levels, and aging information by merchandise categories. If forecasted sales are not achieved, additional markdowns may be needed in future periods to clear excess or slow-moving merchandise, which may result in lower gross margins.

When a store experiences unfavorable operating performance, the Company evaluates whether an impairment charge should be recorded. A store's assets are evaluated for impairment by comparing the store's estimated undiscounted cash flows to the assets' carrying value. If the cash flows are not sufficient to recover the carrying value, the assets are written down to fair value. Impairment losses associated with these reviews have not been significant. However, if comparative store sales decline and general negative economic trends continue, future impairment losses could be significant.

Impact of New Accounting Pronouncements

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

Interest Rate

At February 2, 2002, the Company had long-term debt outstanding of approximately $20.4 million. Of this amount, $2.0 million bears interest at a weighted average fixed rate of 7.55%. The remaining $18.4 million bears interest at variable rates which averaged approximately 6.91% during 2001. A 10% increase in short-term interest rates on the variable rate debt outstanding at February 2, 2002 would approximate 69 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $121,000 assuming borrowed amounts remain outstanding.

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

The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

Expected Maturity (In thousands)

	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt:
Variable Rate	$ 1,010	$16,596	$ 71	$ 694	$ -	$ -	$18,371
Weighted Average Interest Rate	4.64%	4.64%	4.64%	4.64%	4.64%	4.64%

Fixed Rate	$ 969	$ 236	$ 192	$ 83	$ 90	$ 490	$ 2,060
Weighted Average Interest Rate	7.55%	7.55%	7.55%	7.55%	7.55%	7.55%

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

The Company had no foreign exchange instruments outstanding at February 2, 2002; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2001, 2000 or 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Stockholders for the year ended February 2, 2002 (on pages 3-22) and are incorporated herein by reference.

  Independent Auditors' Reports.

  Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

  Consolidated Statements of Operations for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Consolidated Statements of Stockholders' Equity for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Consolidated Statements of Cash Flows for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Officer Compensation and Other Information" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after February 2, 2002.

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

    Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account and Independent Auditors' Report of Consolidated Financial Statement Schedule (see pages 18-19) of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended February 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAROLD'S STORES, INC.

Date: April 12, 2002	/s/ Clark J. Hinkley
Clark J. Hinkley Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature	Title	Date

/s/ Clark J. Hinkley	Chief Executive Officer and Director	April 12, 2002
Clark J. Hinkley	(Principal Executive Officer)

/s/ William E. Haslam	Non-Executive Chairman of the Board	April 12, 2002
William E. Haslam	and Director

/s/ Rebecca P. Casey	Executive Vice President	April 12, 2002
Rebecca P. Casey	and Director

/s/ Jodi L. Taylor	Chief Financial Officer and Secretary	April 12, 2002
Jodi L. Taylor	(Principal Financial and Accounting Officer)

/s/ Robert L. Anderson	Director	April 12, 2002
Robert L. Anderson

/s/ Margaret A. Gilliam	Director	April 12, 2002
Margaret A. Gilliam

/s/ W. Howard Lester	Director	April 12, 2002
W. Howard Lester

/s/ Leonard M. Snyder	Director	April 12, 2002
Leonard M. Snyder

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Harold's Stores, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements, included in Harold's Stores, Inc.'s Annual Report to Stockholders, for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 incorporated by reference in this Form 10-K, and have issued our report thereon dated March 18, 2002. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for computer software costs as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 19 Item 14 (a) 2. for the years ended February 2, 2002, February 3, 2001, and January 29, 2000, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole for the years ended February 2, 2002, February 3, 2001, and January 29, 2000.

ARTHUR ANDERSEN LLP

Dallas, Texas

March 18, 2002

Schedule II

HAROLD'S STORES, INC. AND SUBSIDIARIES

VALUATION ACCOUNT

(In Thousands)

Description	Balance at Beginning of Period	Additions-Charged to Expense	Additions-Recoveries of Accounts Written off	Deductions-Write-off of Accounts	Balance at End of Period

52 Weeks ended February 2, 2002: Allowance for doubtful accounts	$200	171	35	206	$200

53 Weeks ended February 3, 2001: Allowance for doubtful accounts	$200	154	51	205	$200

52 Weeks ended January 29, 2000: Allowance for doubtful accounts	$223	54	59	136	$200

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended February 3, 2001).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-B Registration Statement, Registration No. 1-10892).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement, Registration No. 33-15753).

4.2	Certificate of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 28, 2001).

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

10.3

Amended and Restated Lease Agreement dated April 1, 1996, by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office I, Dallas, Texas) (Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended February 1, 1992).

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

10.6	Amended and Restated Lease Agreement dated as of June 20, 2001 between Company and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma)

10.7	Amended and Restated Lease Agreement dated as of August 10, 2001 between Company and 329 Partners II Limited Partnership (Dallas Buying Office II, 5919 Maple, Dallas, Texas)

10.8*	1993 Performance and Equity Incentive Plan of Company, as amended (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended February 3, 2001).

10.9*	Form of Stock Option Agreement in connection with 1993 Performance and Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended February 3, 2001).

10.10*	Form of Indemnification Agreement between Company and members of its Board of Directors (Incorporated by reference to Exhibit 10.12 to Form S-2 Registration Statement, Registration No. 333-04117).

10.11*	Employment Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended February 3, 2001).

10.12*	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended February 3, 2001).

10.13*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 2, 1998).

10.14*

First Amendment dated May 1, 1999 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 1, 1999).

10.15*

Second Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended February 3, 2001).

10.16*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.17*

First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended February 3, 2001).

10.18*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and H. Rainey Powell (Incorporated by reference to Exhibit 10.26 to Form 10-Q for quarter ended May 2, 1998).

10.19	Loan and Security Agreement dated November 20, 2000 between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended October 28, 2000).

10.20

First Amendment dated February 23, 2001 to Loan and Security Agreement between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended February 3, 2001).

10.21	Second Amendment dated April 12, 2002 to Loan and Security Agreement between Company and Bank of America, N.A.

10.22	Stock Purchase Agreement dated February 18, 2000 between Company and Franklin I. Bober (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 18, 2000).

10.23	Consulting Agreement dated as of January 31, 2000 between Company and PrimaTech Corporation (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 18, 2000).

10.24	Termination Agreement dated as of November 3, 2000 between Company and PrimaTech Corporation (Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended February 3, 2001).

10.25	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.26	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.27	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.28

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.29	First Amended and Restated Stockholders Agreement dated June 15, 1998 among certain stockholders of Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.30

First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.31	Property Sale Agreement dated July 23, 2001 between Company and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended August 4, 2001).

13.1

The portion of the Registrant's Annual Report to Stockholders for the year ended February 2, 2002 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 3-22 of the Annual Report to Stockholders.

22.1	Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

23.1	Consent of Arthur Andersen LLP.

99.01	Letter to Securities and Exchange Commission regarding Arthur Andersen LLP.

___________________________

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.