Form 10-Q
period 2002-05-04
HAROLDS STORES INC
filed 2002-06-18
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002		Commission File No. 1-10892

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)		(214) 366-0600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 4, 2002, the registrant had 6,094,293 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	May 4, 2002	February 2, 2002
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 621	$ 562
Trade accounts receivable, less allowance for doubtful accounts of $200 in May and February	6,713	6,386
Note and other receivables	32	17
Merchandise inventories	20,991	21,551
Prepaid expenses	2,240	1,919
Prepaid income tax	2,489	4,237
Deferred income taxes	1,678	1,678

Total current assets	34,764	36,350

Property and equipment, at cost	31,242	32,248
Less accumulated depreciation and amortization	(16,350)	(16,400)

Net property and equipment	14,892	15,848

Other receivables, non-current	58	-
Deferred income taxes, non-current	1,528	1,528

Total assets	$51,242	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	May 4, 2002	February 2, 2002
	(Unaudited)

Current liabilities:

Accounts payable	$ 4,232	$ 6,901
Redeemable gift certificates	854	1,071
Accrued payroll expenses and bonuses	1,023	1,049
Accrued rent expense	1,138	1,244
Current maturities of long-term debt	1,709	1,979

Total current liabilities	8,956	12,244

Long-term debt, net of current maturities	19,940	18,452

Total liabilities	28,896	30,696

Commitments and contingencies:

Preferred stock of $.01 par value Authorized 1,000,000 shares; issued and outstanding 320,409 in May and 312,783 in February; entitled to $20.00 per share plus accrued but unpaid dividends in liquidation	6,283	6,113

Stockholders' equity:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,094,293 in May and 6,089,128 in February	61	61
Additional paid-in capital	34,211	34,200
Retained deficit	(18,207)	(17,342)
	16,065	16,919

Less: Treasury stock of 205 shares in May and February recorded at cost	(2)	(2)
Total stockholders' equity	16,063	16,917

Total liabilities and stockholders' equity	$51,242	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended
	May 4, 2002	May 5, 2001
	(Unaudited)

Sales	$24,144	$26,667

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	16,113	20,622

Selling, general and administrative expenses	7,419	8,069

Depreciation and amortization	1,004	1,100

Interest expense	303	340

	24,839	30,131

Loss before income taxes	(695)	(3,464)

Benefit for income taxes	-	(1,351)

Net loss	$ (695)	$ (2,113)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	(695)	(2,113)

Less: Preferred stock dividends (non-cash)	170	102

Net loss applicable to common stock	(865)	(2,215)

Net loss per common share:
Basic and diluted	$ (0.14)	$ (0.36)

Weighted average number of common shares - basic	6,090	6,084

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	13 Weeks Ended
	May 4, 2002	May 5, 2001
	(Unaudited)

Cash flows from operating activities:
Net loss	$ (695)	$(2,113)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,004	1,100
Loss on sale of assets	117	1

Changes in assets and liabilities:
Increase in trade and other accounts receivable	(328)	(182)
Decrease in merchandise inventories	560	1,076
(Increase) decrease in prepaid expenses	(321)	99
Decrease (increase) in prepaid income tax	1,748	(1,247)
Decrease in accounts payable	(2,669)	(925)
(Decrease) increase in accrued expenses	(349)	131

Net cash used in operating activities	(933)	(2,060)

Cash flows from investing activities:
Acquisition of property and equipment	(245)	(197)
Proceeds from disposal of property and equipment	80	16
Issuance of note receivable	(80)	-
Payments received for notes receivable	8	-

Net cash used in investing activities	(237)	(181)

Cash flows from financing activities:
Payments on long-term debt	(619)	(591)
Advances on revolving line of credit	29,247	43,959
Payments on revolving line of credit	(27,410)	(45,949)
Proceeds from the issuance of common stock	11	-
Proceeds from sale of preferred stock	-	5,810

Net cash provided by financing activities	1,229	3,229

Increase in cash	59	988
Cash and cash equivalents at beginning of period	562	608
Cash and cash equivalents at end of period	$ 621	$ 1,596

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 4, 2002 and May 5, 2001

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 4, 2002 and the results of its operations and cash flows for the thirteen-week periods ended May 4, 2002 and May 5, 2001. The results of operations for the thirteen-week periods ended May 4, 2002 and May 5, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire year.

2. Definition of Fiscal Year

The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 3, 2002 through February 1, 2003, has been designated as 2002.

  Impact of New Accounting Pronouncements

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. The Company adopted this new standard effective February 3, 2002 and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

  Derivatives

  The Company uses forward exchange contracts to reduce exposure to foreign currency fluctuations related to certain purchase commitments. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the vesting designation. The Company did not enter into any derivative contracts during the quarter ended May 4, 2002 or the quarter ended May 5, 2001.

  Long-term Debt

  The Company's credit agreement with Bank of America, which expires in November 2003, provides a line of credit and a $3 million term note. The term note has quarterly principal payments of $250,000 which began on April 30, 2001. The borrowing base under the Company's primary line of credit is limited to $25 million and is secured by first priority liens upon substantially all of the Company's existing and future acquired assets including, but not limited to, accounts receivable, inventory, and property and equipment. The line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $15 million; limits the Company's capital expenditures to $2,500,000 annually; and requires the Company to satisfy a fixed charge coverage ratio. The Company was in compliance with all covenants set forth in the agreement as of May 4, 2002. The interest rate applicable to this credit agreement is the prime lending rate plus one percent.

  Income Taxes

  The Company has net operating loss carryforwards that can be used to offset future taxable income. The carry forwards begin to expire in 2021. As of May 4, 2002, the Company continues to maintain a valuation allowance due to uncertainty with respect to the future recoverability of these amounts.

  Commitments and Contingencies

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	13 Weeks Ended
	May 4, 2002	May 5, 2001

Sales	100.0%	100.0%

Costs of goods sold	(66.7)	(77.3)

Selling, general and administrative expenses	(30.7)	(30.3)

Depreciation and amortization	(4.2)	(4.1)

Interest expense	(1.3)	(1.3)

Loss before income taxes	(2.9)	(13.0)

Benefit for income taxes	-	(5.1)

Net loss	(2.9)%	(7.9)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended
	May 4, 2002	May 5, 2001

Sales (000's)	24,144	26,667

Total sales decline	(9.5)%	(22.3)%
Change in comparable store sales (52 week basis)	(3.3)%	(24.2)%
Store locations:
Existing stores	52	52
Stores closed	(1)	-
New stores opened	-	-
Total stores at end of period	51	52

The Company opened no new locations during the thirteen weeks ended May 4, 2002 and May 5, 2001. The decline in total sales growth is primarily due to the shifting of a warehouse sale which occurred in the first quarter of 2001, but a similar sale did not occur in the first quarter of 2002. Comparable store sales declines are primarily attributable to lower than expected merchandise sales in the Company's outlet stores. The Company expects to see continued declines in the outlet stores' sales performance as the purpose of these stores is to sell through the Company's remaining prior season merchandise.

The Company's gross margin was 33.3% for the first quarter of 2002, as compared to 22.7% in the same period of last year. This increase is primarily due to lower markdowns on current season merchandise due to the improvement in sales for the quarter, improved merchandise content and lower purchase amounts. This current year increase was partially offset by markdowns incurred in the outlet stores on prior season inventory.

Selling, general and administrative expenses (including advertising and catalog production costs) increased 0.4 percentage points as a percent of sales for the thirteen weeks ended May 4, 2002 compared to the same periods of the prior year. These expenses remained fairly consistent as a percentage of sales but declined by approximately 8% in the aggregate.

The average balance of total outstanding debt was $21,748,000 for the thirteen weeks ended May 4, 2002 compared to $23,799,000 for the same period of 2001. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $6,000,000 in February 2001 and the application of the proceeds of such sale to reduce debt.

Liquidity and Capital Resources

The Company has available a long-term line of credit with its bank which has a borrowing base calculated based on accounts receivable and inventory of up to $25 million. At May 4, 2002 there was $1.9 million available under the line. This line had an average balance of $17,079,000 and $16,858,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. During the thirteen weeks ended May 4, 2002 and May 5, 2001, this line of credit had a high balance of $18,478,000 and $20,455,000, respectively. The balance outstanding on May 4, 2002 was $17,369,000 compared to $17,786,000 on May 5, 2001.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 2, 2002	May 4, 2002	May 5, 2001

Working capital (000's)	$24,106	$25,808	$34,015
Current ratio	2.97:1	3.88:1	4.39:1
Ratio of working capital to total assets	.45:1	.50:1	.50:1
Ratio of total debt to stockholders' equity*	.89:1	.97:1	.68:1

*Preferred stock is treated as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Due to recently enacted tax legislation, the Company was able to record a receivable for an expected Federal tax refund in the amount of $4.2 million at the end of 2001. During the first quarter of 2002, the Company received approximately $1.7 million of this refund. Management anticipates receiving the remaining amount in the next few months. Management anticipates these sources of liquidity to be sufficient in the foreseeable future.

The Company has achieved improvements in various operating performance measures and hopes to restore profitability in the near future. Future store growth will depend on the Company's profitability and availability of funding through either improved cash flows, additional borrowings or other sources of capital. The Company is considering additional capital expenditures in 2002 to construct a new prototype store concept if capital can be obtained for such purposes on acceptable terms.

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

Preferred Stock Dividends

The Company's Preferred Stock is entitled to receive quarterly dividends. Dividends are payable 50% in cash and 50% in additional shares of Preferred Stock until February 28, 2003 and thereafter in additional shares of Preferred Stock or cash as the holders of the Preferred Stock may elect. An in-kind dividend in the approximate amount of $170,000 was declared and paid effective as of May 1, 2002. There were no dividends in arrears as of May 4, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the first quarter 2002 which would materially alter the Company's market risk exposures.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibit is filed as part of this Form 10-Q:

No.	Description

10.1	Amended and Restated Lease Agreement dated as of April 4, 2002 between Company and 329 Partners II Limited Partnership (Norman Store, Norman, Oklahoma)

    Reports on Form 8-K: A Form 8-K was filed on May 2, 2002 with the Securities and Exchange Commission regarding the Registrant's change in independent public accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: June 18, 2002

INDEX TO EXHIBITS

No.	Description

10.1	Amended and Restated Lease Agreement dated as of April 4, 2002 between Company and 329 Partners II Limited Partnership (Norman Store, Norman, Oklahoma)