Form 10-Q
period 2002-08-03
HAROLDS STORES INC
filed 2002-09-17
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002		Commission File No. 1-10892

OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)		73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)		(214) 366-0600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]		No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 3, 2002, the registrant had 6,099,503 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	August 3, 2002	February 2, 2002
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 459	$ 562
Trade accounts receivable, less allowance for doubtful accounts of $200 in August and February	5,526	6,386
Note and other receivables	45	17
Merchandise inventories	17,405	21,551
Prepaid expenses	1,954	1,919
Prepaid income tax	9	4,237
Deferred income taxes	1,678	1,678

Total current assets	27,076	36,350

Property and equipment, at cost	31,300	32,248
Less accumulated depreciation and amortization	(16,934)	(16,400)

Net property and equipment	14,366	15,848

Other receivables, non-current	55	-
Deferred income taxes, non-current	1,528	1,528

Total assets	$43,025	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	August 3, 2002	February 2, 2002
	(Unaudited)

Current liabilities:

Accounts payable	5,430	$ 6,901
Redeemable gift certificates	768	1,071
Accrued payroll expenses and bonuses	826	1,049
Accrued rent expense	1,205	1,244
Current maturities of long-term debt	1,372	1,979

Total current liabilities	9,601	12,244

Long-term debt, net of current maturities	13,308	18,452

Total liabilities	22,909	30,696

Commitments and contingencies:

Preferred stock of $.01 par value Authorized 1,000,000 shares entitled to $20.00 per share plus accrued but unpaid dividends in liquidation
Amended Series 2001-A issued and outstanding 328,484 in August and 312,783 in February	6,462	6,113
Series 2002-A issued and outstanding 200,000 in August and none in February	3,988	-

Stockholders' equity:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,099,503 in August and 6,089,128 in February	61	61
Additional paid-in capital	34,223	34,200
Retained deficit	(24,616)	(17,342)
	9,668	16,919
Less: Treasury stock of 205 shares in August and February recorded at cost	(2)	(2)
Total stockholders' equity	9,666	16,917

Total liabilities and stockholders' equity	$43,025	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
	(Unaudited)

Sales	$19,520	$23,346	$43,664	$50,013

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	17,140	18,794	33,253	39,416

Selling, general and administrative expenses	7,315	7,476	14,735	15,545

Depreciation and amortization	983	1,110	1,987	2,210

Interest expense	313	396	615	736

	25,751	27,776	50,590	57,907

Loss before income taxes	(6,231)	(4,430)	(6,926)	(7,894)

Benefit for income taxes	-	(1,726)	-	(3,077)

Net loss	($6,231)	($2,704)	($6,926)	($4,817)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	($6,231)	($2,704)	($6,926)	($4,817)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	179	154	348	256

Net loss applicable to common stock	($6,410)	($2,858)	($7,274)	($5,073)

Net loss per common share:
Basic and diluted	($1.05)	($0.47)	($1.19)	($0.83)

Weighted average number of common shares - basic	6,097	6,086	6,093	6,085

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	26 Weeks Ended
	August 3, 2002	August 4, 2001
	(Unaudited)

Cash flows from operating activities:
Net loss	($6,926)	($4,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,987	2,210
Loss (gain) on sale of assets	115	(106)
Shares issued to members of the board of directors	12	10
Changes in assets and liabilities:
Decrease in trade and other accounts receivable	850	760
Decrease in merchandise inventories	4,146	5,066
(Increase) decrease in prepaid expenses	(35)	357
Decrease (increase) in prepaid income tax	4,228	(2,277)
Decrease in accounts payable	(1,471)	(1,120)
Decrease in accrued expenses	(565)	(109)

Net cash provided by (used in) operating activities	2,341	(26)

Cash flows from investing activities:
Acquisition of property and equipment	(702)	(355)
Proceeds from disposal of property and equipment	82	160
Issuance of note receivable	(80)	-
Payments received for notes receivable	8	-

Net cash used in investing activities	(692)	(195)

Cash flows from financing activities:
Payments on long-term debt	(1,271)	(1,191)
Advances on revolving line of credit	52,205	74,262
Payments on revolving line of credit	(56,685)	(77,338)
Proceeds from the issuance of common stock	11	-
Proceeds from sale of preferred stock	3,988	5,795

Net cash (used in) provided by financing activities	(1,752)	1,528

(Decrease) increase in cash	(103)	1,307
Cash and cash equivalents at beginning of period	562	608
Cash and cash equivalents at end of period	$ 459	$1,915

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	12	10
Preferred stock dividends	314	256

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 3, 2002 and August 4, 2001

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 3, 2002 and the results of its operations and cash flows for the thirteen-week periods and twenty-six-week periods ended August 3, 2002 and August 4, 2001. The results of operations for the thirteen-week periods and twenty-six-week periods ended August 3, 2002 and August 4, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

2. Definition of Fiscal Year

The Company has a 52-53 week fiscal year which ends on the Saturday closest to January 31. The period from February 3, 2002 through February 2, 2003, has been designated as 2002.

  Impact of New Accounting Pronouncement

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. The Company adopted this new standard effective February 3, 2002, and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

  Derivatives

  The Company uses forward exchange contracts to reduce exposure to foreign currency fluctuations related to certain purchase commitments. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the vesting designation. The Company did not enter into any derivative contracts during the quarter ended August 3, 2002 or the quarter ended August 4, 2001.

  Long-term Debt

The Company's credit agreement with Bank of America, which expires in November 2003, provides a line of credit and a $3 million term note. The term note has quarterly principal payments of $250,000 which began on April 30, 2001. The borrowing base under the Company's primary line of credit is limited to $25 million and is secured by first priority liens upon substantially all of the Company's existing and future acquired assets including, but not limited to, accounts receivable, inventory, and property and equipment. The line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $15 million; limits the Company's capital expenditures to $4,000,000 annually; and requires the Company to satisfy a fixed charge coverage ratio.

On August 2, 2002, the Company entered into the Third Amendment to Loan and Security Agreement (the "Third Amendment"), with Bank of America, N.A. as its lender. The Third Amendment relaxes certain financial covenants of the Company with respect to the quarter ended August 3, 2002. In addition, the Third Amendment eliminates the Company's obligation to pay a fee in order to terminate the Loan and Security Agreement prior to its expiration. In return, the Company agreed to an increase in the rate of interest paid to Bank of America from the prime rate plus one percent (1%) to the prime rate plus two percent (2%), which will further increase to the prime rate plus three percent (3%) on November 1, 2002 if the Loan and Security Agreement continues in effect at such time. Finally, the Third Amendment contains certain other provisions relating to the Company's use of the proceeds from the sale of the Series 2002-A Preferred Stock (see Note 8 below). The Company was in compliance with all covenants set forth in the agreement as of August 3, 2002.

  Income Taxes

  The Company has net operating loss carryforwards that can be used to offset future taxable income. The carryforwards begin to expire in 2021. As of August 3, 2002, the Company continues to maintain a valuation allowance due to uncertainty with respect to the future recoverability of these amounts.

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

  Preferred Stock

On August 2, 2002, the Company closed a definitive agreement for the purchase from the Company by Inter-Him N.V., Clark J. Hinkley, a director and the Chief Executive Officer of the Company, and three other directors of the Company, W. Howard Lester, William E. Haslam and Margaret A. Gilliam of 200,000 shares of a newly issued Series 2002-A Preferred Stock for a total purchase price of $4 million.

The Series 2002-A Preferred Stock is convertible into common stock at a fixed rate of $2.72 per share. Until converted, the Series 2002-A Preferred Stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which would be reduced to 6% per annum if certain profitability targets are met. Dividends payable on October 1, 2002 and July 1, 2003 will be payable in additional shares of Series 2002-A Preferred Stock, and dividends payable on January 1, 2003 and April 1, 2003 will be payable in cash. After July 1, 2003, dividends will be payable in Series 2002-A Preferred Stock or cash as the holder may elect. Following the third anniversary of the original issuance date, the Series 2002-A Preferred Stock will be redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

In connection with the closing of the sale of the Series 2002-A Preferred Stock, the Company's existing Series 2001-A Preferred Stock was amended by exchange for an Amended Series 2001-A Preferred Stock for purposes of integrating the voting rights of both series of the Company's preferred stock. Except for the amended voting rights, the terms of the Amended Series 2001-A Preferred Stock, including dividend and conversion rights, are unchanged. The Series 2002-A Preferred Stock ranks on parity with the Amended Series 2001-A Preferred Stock for purposes of dividends and distribution of assets on liquidation.

The holders of the Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock, voting together as a single class, have the right to designate a proportionate number of members of the Board of Directors equal as nearly as possible to the percentage of the Company's outstanding common stock represented by the Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock on an as-converted basis, which represents four members of the authorized seven member Board, up from the three members previously designated by the holders of the Series 2001-A Preferred Stock. The holders have advised the Company that they do not expect to exercise this right to make any changes in the current board composition at the present time, although the holders could elect to exercise this right in the future. The Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock also vote with the common stock on an as-converted basis for the election of the remaining directors and on all other matters on which the common stock votes. One designee of the Powell family stockholders, who collectively own 44.6% of the outstanding common stock, will continue to serve as one of the seven members of the Board.

For so long as the outstanding shares of Amended Series 2001-A Preferred Stock and Series 2002-A Preferred Stock in the aggregate continue to represent on an as-converted basis at least 10% of the outstanding common stock, the Company has agreed not to take certain actions without the prior approval of the holders of a majority of the combined outstanding Amended Series 2001-A Preferred Stock and Series 2002-A Preferred Stock, including amendment of the Company's Certificate of Incorporation or Bylaws, changes in the size of the Company's authorized Board of Directors, redemption of or payment of dividends with respect to common stock or other securities junior to the Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock, amendment or adoption of employee stock option or purchase plans, authorization of certain mergers or sales of substantially all of the Company's assets, entering into transactions with affiliates, and incurring indebtedness or making acquisitions or capital expenditures in excess of certain dollar amounts.

The holders of the Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock are entitled to registration rights with respect to the common stock issuable upon conversion of the Amended Series 2001-A Preferred Stock and the Series 2002-A Preferred Stock and to preemptive rights in connection with future sales of common stock or other equity securities by the Company.

Proceeds from the sale of the Series 2002-A Preferred Stock will be used to provide capital for projects identified by the Company's Chief Executive Officer, Mr. Hinkley, and approved by the Board of Directors, as well as for general working capital needs of the Company. It is anticipated that a substantial portion of the proceeds will be used to develop a new store prototype and improve existing stores.

Excluding the Series 2002-A Preferred Stock purchased in this transaction, Inter-Him, N.V. owns 45.1% of the Company's outstanding shares of common stock on an as-converted basis and has been a Schedule 13D filing shareholder of the Company since 1994. Mr. de Waal is also Vice Chairman of the board of directors of Saks, Inc., as well as Chairman of We International, B.V., which operates more than 350 fashion specialty stores in Europe. As a result of the sale of the Series 2002-A Preferred Stock, the ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal will change to 44.7%.

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(87.8)	(80.5)	(76.2)	(78.8)

Selling, general and administrative expenses	(37.5)	(32.0)	(33.7)	(31.1)

Depreciation and amortization	(5.0)	(4.8)	(4.6)	(4.4)

Interest expense	(1.6)	(1.7)	(1.4)	(1.5)

Loss before income taxes	(31.9)	(19.0)	(15.9)	(15.8)

Benefit for income taxes	-	7.4	-	6.2

Net loss	(31.9)%	(11.6)%	(15.9)%	(9.6)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Sales (000's)	19,520	23,346	43,664	50,013

Total sales decline	(16.4)%	(18.4)%	(12.7)%	(20.5)%
Change in comparable store sales (52 week basis)	(8.1)%	(19.7)%	(5.5)%	(22.2)%
Store locations:
Existing stores	51	52	52	52
Stores closed	(1)	-	(2)	-
New stores opened	-	-	-	-
Total stores at end of period	50	52	50	52

The Company opened no new locations during the twenty-six weeks ended August 3, 2002 or the twenty-six weeks ended August 4, 2001. The decline in total sales growth is primarily due to the reduction in the number of warehouse sales which occurred in the first and second quarters of 2002, as compared to the first two quarters of 2001. Comparable store sales declines are primarily attributable to lower sales in the Company's outlet stores as the Company aggressively liquidated older inventories at reduced retail prices.

The Company's gross margin was 12.2% for the second quarter of 2002, as compared to 19.5% in the same period of last year. This decrease is primarily due to aggressive efforts to liquidate older inventory in the outlet stores. At the end of second quarter, the Company owned 46% less units of inventory in the outlet stores and warehouse sales than at the same time last year. The gross margin increased slightly for the twenty-six week period ended August 3, 2002 to 23.8% from 21.2% in the same period of last year. This quarter-to-date increase in the gross margin is attributable to improved content and sell-through of new merchandise, as well as reduced purchase levels in the Company's full-price retail stores.

Selling, general and administrative expenses (including advertising and catalog production costs) increased 5.5 percentage points as a percent of sales from the second quarter of 2002 to the second quarter of 2001 and 2.6% of sales for the twenty-six weeks ended August 3, 2002 as compared to the same period of the prior year. These expenses increased as a percentage of sales but declined by approximately 5% in the aggregate for the twenty-six weeks ended August 3, 2002.

The average balance of total outstanding debt was $20,587,000 for the twenty-six weeks ended August 3, 2002 compared to $23,210,000 for the same period of 2001. This decrease in average balances resulted principally from the significant reduction of inventory levels. The sale of preferred stock in the amount of $4,000,000 on August 2, 2002 and the application of the proceeds of such sale to reduce debt also contributed slightly to this decline.

Liquidity and Capital Resources

The Company has available a long-term line of credit with its bank which has a borrowing base calculated based on accounts receivable and inventory of up to $25 million. At August 3, 2002 there was $3.8 million available under the line. This line had an average balance of $16,235,000 and $16,565,000 for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. During the twenty-six weeks ended August 3, 2002 and August 4, 2001, this line of credit had a high balance of $18,478,000 and $17,986,000, respectively. The balance outstanding on August 3, 2002 was $11,051,000 compared to $16,699,000 on August 4, 2001.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 2, 2002	August 3, 2002	August 4, 2001

Working capital (000's)	$24,106	$17,475	$30,755
Current ratio	2.97:1	2.82:1	4.19:1
Ratio of working capital to total assets	.45:1	.41:1	.49:1
Ratio of total debt to stockholders' equity*	.89:1	.73:1	.68:1

*Preferred stock is treated as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in remodeling, fixtures and equipment. Cash flow from operations and proceeds from credit facilities represent the Company's principal sources of liquidity. Management anticipates these sources of liquidity to be sufficient in the foreseeable future. Due to recently enacted tax legislation, the Company was able to record a receivable for an expected Federal tax refund in the amount of $4.2 million at the end of 2001. During the twenty-six weeks ended August 3, 2002, the Company received this entire refund.

The Company has achieved improvements in various operating performance measures and hopes to restore profitability in the near future. Future store growth will depend on the Company's profitability and availability of funding through either improved cash flows, additional borrowings or other sources of capital. With the capital the Company obtained through the preferred stock issuance discussed in the notes to the consolidated financial statements, the Company plans to incur additional capital expenditures in 2002 to develop a new prototype store concept and to make visual improvements to existing stores in 2002. The Company anticipates this new prototype will be used to remodel the existing Plano, Texas store in early 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the second quarter 2002 which would materially alter the Company's market risk exposures.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 2, 2002, the Company sold 200,000 shares of a new Series 2002-A Preferred Stock to Inter-Him N.V., Clark J. Hinkley, a director and the Chief Executive Officer of the Company, and three other directors of the Company, W. Howard Lester, William E. Haslam and Margaret A. Gilliam for a total purchase price of $4 million. For more information concerning the terms of the Series 2002-A Preferred Stock and the rights of the holders thereof, see Note 8 of the Notes to Interim Consolidated Financial Statements herein and the Company's Current Report on Form 8-K dated August 2, 2002 filed with the Securities and Exchange Commission. The shares of Series 2002-A Preferred Stock were sold in reliance on the exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Shareholders of the Company was held on June 20, 2002. The following matters were submitted to a vote of the Company's shareholders:

  The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

Director	Votes For		Votes Withheld

Clark J. Hinkley	3,564,010		1,053,447

Rebecca Powell Casey	3,560,775		1,056,682

William E. Haslam	312,783	*	-

Robert L. Anderson	312,783	*	-

Margaret A. Gilliam	4,455,346		162,111

W. Howard Lester	312,783	*	-

Leonard M. Snyder	4,455,346		162,111

  *The holders of Series 2001-A Preferred Stock are entitled to vote together with all the other holders of the Company's Common Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Series 2001-A Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Series 2001-A Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Series 2001-A Preferred Stock are entitled voting as a separate class to elect a specified number of directors With respect to these three directors, the votes represent shares of Series 2001-A Preferred Stock voted in favor of their election.

  The proposal to approve the 2002 Performance and Equity Incentive Plan of the Company as described in the Proxy Statement of the Company dated May 14, 2002, was approved as follows:

Votes For	Votes Against	Abstentions

3,475,000	209,067	11,555

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibit is filed as part of this Form 10-Q:

No.	Description

4.1

Certificate of Elimination of Designation of the Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2002)

4.2

Certificate of Designation of the Amended Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2002)

4.3

Certificate of Designation of the Series 2002-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 2, 2002)

10.1

Series 2002-A Preferred Stock Purchase Agreement dated as of June 26, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2002)

10.2

First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2002)

10.3

First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002)

10.4

First Amendment to Voting Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002)

10.5

Third Amendment to Loan and Security Agreement dated as of August 2, 2002, by and among Bank of America, N.A., Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 2, 2002)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

    Reports on Form 8-K: A Form 8-K was filed on August 9, 2002 with the Securities and Exchange Commission. This filing related to the Registrant's sale on August 2, 2002, of 200,000 shares of preferred stock to such outside investors pursuant to the terms of a Series 2002-A Preferred Stock Purchase Agreement dated August 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: September 17, 2002

CERTIFICATION

I, Clark J. Hinkley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harold's Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 17, 2002

/s/ Clark J. Hinkley

Clark J. Hinkley, Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION

I, Jodi L. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harold's Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 17, 2002

/s/ Jodi L. Taylor

Jodi Taylor, Chief Financial Officer

(Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description

4.1

Certificate of Elimination of Designation of the Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2002)

4.2

Certificate of Designation of the Amended Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2002)

4.3

Certificate of Designation of the Series 2002-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 2, 2002 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 2, 2002)

10.1

Series 2002-A Preferred Stock Purchase Agreement dated as of June 26, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2002)

10.2

First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2002)

10.3

First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002)

10.4

First Amendment to Voting Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002)

10.5

Third Amendment to Loan and Security Agreement dated as of August 2, 2002, by and among Bank of America, N.A., Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 2, 2002)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350