Form 10-Q
period 2002-11-02
HAROLDS STORES INC
filed 2002-12-17
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 29, 2002, the registrant had 6,099,503 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	November 2, 2002	February 2, 2002
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 476	$ 562
Trade accounts receivable, less allowance for doubtful accounts of $200 in November and February	6,680	6,386
Note and other receivables	30	17
Merchandise inventories	21,872	21,551
Prepaid expenses	1,789	1,919
Prepaid income tax	-	4,237
Deferred income taxes	1,678	1,678

Total current assets	32,525	36,350

Property and equipment, at cost	31,102	32,248
Less accumulated depreciation and amortization	(17,003)	(16,400)

Net property and equipment	14,099	15,848

Note and other receivables, non-current	59	-
Deferred income taxes, non-current	1,528	1,528

Total assets	$48,211	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands Except Share Data)

	November 2, 2002	February 2, 2002
	(Unaudited)

Current liabilities:

Accounts payable	$ 6,753	$ 6,901
Redeemable gift certificates	699	1,071
Accrued payroll expenses and bonuses	917	1,049
Accrued rent expense	1,297	1,244
Income taxes payable	60	-
Current maturities of long-term debt	18,999	1,979

Total current liabilities	28,725	12,244

Long-term debt, net of current maturities	1,689	18,452

Total liabilities	30,414	30,696

Commitments and contingencies:

Preferred stock of $.01 par value Authorized 1,000,000 shares
Amended Series 2001-A issued and outstanding 328,484 in November and 312,783 in February	6,479	6,113
Series 2002-A issued and outstanding 202,627 in November and none in February	4,016	-
Both series entitled to $20.00 per share plus accrued but unpaid dividends in liquidation

Stockholders' equity:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,099,503 in November and 6,089,128 in February	61	61
Additional paid-in capital	34,223	34,200
Retained deficit	(26,980)	(17,342)
	7,304	16,919
Less: Treasury stock of 205 shares in November and February recorded at cost	(2)	(2)
Total stockholders' equity	7,302	16,917

Total liabilities and stockholders' equity	$48,211	$53,726

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(Unaudited)

Sales	$21,357	$24,965	$65,021	$74,979

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	14,655	19,274	47,908	58,690

Selling, general and administrative expenses	7,527	7,996	22,262	23,541

Depreciation and amortization	980	1,022	2,967	3,232

Write-off of goodwill	-	3,015	-	3,015

Interest expense	325	377	940	1,113

	23,487	31,684	74,077	89,591

Loss before income taxes	(2,130)	(6,719)	(9,056)	(14,612)

Benefit for income taxes	-	-	-	(3,077)

Net loss	($2,130)	($6,719)	($9,056)	($11,535)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	($2,130)	($6,719)	($9,056)	($11,535)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	234	203	583	459

Net loss applicable to common stock	($2,364)	($6,922)	($9,639)	($11,994)

Net loss per common share:
Basic and diluted	($0.39)	($1.14)	($1.58)	($1.97)

Weighted average number of common shares - basic	6,100	6,089	6,095	6,086

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	39 Weeks Ended
	November 2, 2002	November 3, 2001
	(Unaudited)

Cash flows from operating activities:
Net loss	($9,056)	($11,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,967	6,247
Loss (gain) on sale of assets	89	(105)
Shares issued to members of the board of directors	12	13
Changes in assets and liabilities:
Increase in trade and other accounts receivable	(294)	(805)
(Increase) decrease in merchandise inventories	(321)	3,546
Decrease in prepaid expenses	130	584
Decrease (increase) in prepaid income tax	4,237	(2,290)
Decrease in accounts payable	(148)	(480)
Increase in income taxes payable	60	-
(Decrease) increase in accrued expenses	(451)	17

Net cash used in operating activities	(2,775)	(4,808)

Cash flows from investing activities:
Acquisition of property and equipment	(1,415)	(692)
Proceeds from disposal of property and equipment	110	339
Issuance of note receivable	(80)	-
Payments received for notes receivable	8	-

Net cash used in investing activities	(1,377)	(352)

Cash flows from financing activities:
Payments on long-term debt	(1,645)	(1,648)
Advances on revolving line of credit	80,855	107,204
Payments on revolving line of credit	(78,953)	(105,839)
Proceeds from the issuance of common stock	11	-
Proceeds from sale of preferred stock	3,960	5,795
Preferred stock dividends	(162)	(158)

Net cash provided by financing activities	4,066	5,354

(Decrease) increase in cash	(86)	194
Cash and cash equivalents at beginning of period	562	608
Cash and cash equivalents at end of period	$ 476	$ 802

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	12	13
Preferred stock dividends payable in shares of stock	367	255

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2002 and November 3, 2001

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of November 2, 2002 and the results of its operations and cash flows for the thirteen-week periods and thirty-nine-week periods ended November 2, 2002 and November 3, 2001. The results of operations for the thirteen-week periods and thirty-nine-week periods ended November 2, 2002 and November 3, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire year.

2. Definition of Fiscal Year

The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from February 3, 2002 through February 1, 2003, has been designated as 2002.

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

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This accounting treatment differs from the provisions of EITF 94-3, under which liabilities associated with exit or disposal activities were generally recognized upon the Company's commitment to, and communication of, an exit or disposal activity. This statement also states that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this new standard effective January 1, 2003 and management believes adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

  Derivatives

  The Company uses forward exchange contracts to reduce exposure to foreign currency fluctuations related to certain purchase commitments. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the vesting designation. The Company did not enter into any derivative contracts during the quarters or thirty-nine week periods ended November 2, 2002 or November 3, 2001.

  Long-term Debt

The Company's credit agreement with Bank of America, N.A. ("BofA"), which expires in November 2003, provides a line of credit and a $3 million term note. The term note has quarterly principal payments of $250,000 which began on April 30, 2001. The borrowing base under the Company's primary line of credit is limited to $25 million and is secured by first priority liens upon substantially all of the Company's existing and future acquired assets including, but not limited to, accounts receivable, inventory, and property and equipment. The line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $16 million; limits the Company's capital expenditures to $4,000,000 annually; and requires the Company to satisfy a fixed charge coverage ratio of .75 to 1 for the quarter ended November 2, 2002. The Company was out of compliance with the minimum tangible new worth covenant and the fixed charge coverage ratio covenant at November 2, 2002. At November 2, 2002 there was approximately $373,000 available under the BofA line.

On August 2, 2002, the Company entered into the Third Amendment to the credit agreement with BofA (the "Third Amendment"). The Third Amendment relaxed certain financial covenants of the Company with respect to the quarter ended August 3, 2002. In addition, the Third Amendment eliminated the Company's obligation to pay a fee in order to terminate the Loan and Security Agreement prior to its expiration. In return, the Company agreed to an increase in the rate of interest paid to Bank of America from the prime rate plus one percent (1%) to the prime rate plus two percent (2%), which further increased to the prime rate plus three percent (3%) on November 1, 2002. Finally, the Third Amendment contained certain other provisions relating to the Company's use of the proceeds from the sale of the Series 2002-A Preferred Stock (see Note 8 below).

The Company was not in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenants set forth in the agreement as of November 2, 2002 and does not expect to comply with such covenants for the period ending February 1, 2003. Accordingly, all of the indebtedness owed to BofA as of such date of $18.7 million has been classified as current in the Company's balance sheet on November 2, 2002. BofA has not asserted a default under the terms of Loan Agreement and has continued to advance funds to the Company under the revolving line of credit. BofA has agreed to forbear exercising default remedies as a result of the covenant noncompliance until December 31, 2002 to afford the Company time to obtain a new facility. The Company was in the process of negotiating a new banking facility subsequent to the end of the third quarter ended November 2, 2002 (see Note 9 below). Upon finalizing the new financing agreement, the Company expects to be in compliance with covenants under the new agreement. However, there is no assurance that such new facility will be finalized.

  Income Taxes

  The Company has net operating loss carryforwards that can be used to offset future taxable income. The carryforwards begin to expire in 2021. As of November 2, 2002, the Company continues to maintain a valuation allowance due to uncertainty with respect to the future recoverability of these amounts.

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

  Proceeds from the sale of the Series 2002-A Preferred Stock were used to provide capital for projects identified by the Company's Chief Executive Officer, Mr. Hinkley, and approved by the Board of Directors, as well as for general working capital needs of the Company. A substantial portion of the proceeds was also used to reduce debt levels.

  Including the sale of the Series 2002-A Preferred Stock, Inter-Him, N.V. owns 44.7% of the Company's outstanding shares of common stock on an as-converted basis and has been a Schedule 13D filing shareholder of the Company since 1994. Mr. de Waal is also Vice Chairman of the board of directors of Saks, Inc., as well as Chairman of We International, B.V., which operates more than 350 fashion specialty stores in Europe.

  Subsequent Event

Subsequent to the August 2, 2002 date of the Third Amendment to the BofA loan agreement (see note 5 above), the Company began seeking alternative sources of bank credit and received multiple proposals from various lenders. As of December 17, 2002, the Company is in the process of final negotiation and documentation of a new credit agreement with Wells Fargo Retail Finance, LLC ("WFRF") which is expected to replace the existing $25 million revolving credit line with BofA and substantially all of the BofA term loan balance of $1.25 million. The borrowings against this new line of credit are expected to be secured by substantially all of the Company's assets which consist primarily of inventory and accounts receivable, and will contain various financial and nonfinancial covenants which will limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; will require the Company to maintain a minimum availability of $1 million; and will restrict capital expenditures to $3 million annually. WFRF has requested that $3 million of the credit be secured by letters of credit or secured guaranties from certain of the Company's preferred shareholders who have indicated a willingness to provide such credit enhancements subject to further review of the Company's business plans and final documentation. WFRF is not contractually committed to provide any financing to the Company until the final terms of the loan documents are negotiated and executed and, accordingly, there is no assurance that the Company will be able finalize the WFRF loan transaction. If the Company is unable to conclude a loan transaction with WFRF or some other lender in the near future, it will need to renegotiate the terms of its existing indebtedness to BofA (or obtain relief from certain covenants), seek other sources of financing or restructure the Company's operations in order to continue to operate as a going concern, unless the Company's sales and profit margins significantly improve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: ability of the Company to successfully refinance its existing bank obligations, consumer spending trends and habits; competition in the retail clothing segment; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Since February 2001, when the Company received an investment by preferred shareholders of $6 million, the Company has achieved improvement in various operating performance measures, but it has been unable improve its sales and restore profitability. An additional $4 million was invested in the Company in August 2002 for additional shares of preferred stock in order to provide working capital and reduce debt. If the Company is unable to refinance or renegotiate its existing bank credit facility and improve sales and profitability in the near future, its ability to continue as a going concern will be uncertain. See "Liquidity and Capital Resources" below.

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of earnings.

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(68.6)	(77.2)	(73.7)	(78.3)

Selling, general and administrative expenses	(35.3)	(32.0)	(34.2)	(31.4)

Depreciation and amortization	(4.6)	(4.1)	(4.6)	(4.3)

Write-off of goodwill	-	(12.1)	-	(4.0)

Interest expense	(1.5)	(1.5)	(1.4)	(1.5)

Loss before income taxes	(10.0)	(26.9)	(13.9)	(19.5)

Benefit for income taxes	-	-	-	(4.1)

Net loss	(10.0)%	(26.9)%	(13.9)%	(15.4)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Sales (000's)	21,357	24,965	65,021	74,979

Total sales decline	(14.5)%	(19.7)%	(13.3)%	(20.3)%
Change in comparable store sales (52 week basis)	(11.0)%	(17.7)%	(7.4)%	(20.7)%
Store locations:
Existing stores	50	52	52	52
Stores closed	-	-	(2)	-
New stores opened	-	-	-	-
Total stores at end of period	50	52	50	52

The Company opened no new locations during the thirteen weeks ended November 2, 2002 or the thirteen weeks ended November 3, 2001. The Company had less clearance sale inventory in its retail stores and the outlets were transitioning to a more normalized merchandise mix after aggressive liquidation efforts of older units in the first half of the year which put pressure on sales causing a decline. Also contributing to the sales decline during the current quarter was the general economic slow down which affected many businesses in the apparel sector.

The Company opened no new locations during the thirty-nine weeks ended November 2, 2002 or the thirty-nine weeks ended November 3, 2001. The decline in total sales growth for the thirty-nine weeks ended November 2, 2002 was primarily due to the reduction in the number of warehouse sales during the first three quarters of 2002, as compared to the same period of 2001. This change in timing and frequency of events accounted for $3.4 million of the total sales decline for the current thirty-nine week period compared to the same period of the prior year. Comparable store sales declines for the thirty-nine week period ended November 2, 2002 are primarily attributable to lower sales in the Company's outlet stores as the Company aggressively liquidated older inventories at reduced retail prices.

The Company's gross margin was 31.4% for the third quarter of 2002, as compared to 22.8% in the same period of last year. This increase is primarily due to an increase in the gross margin in the full-price retail stores due to improved content and sell-through of new merchandise, as well as reduced purchase levels. Additionally, gross margins in the outlet stores began to return to more historical levels once the Company completed the aggressive liquidation of older inventory during the first half of the year. The gross margin also increased for the thirty-nine week period ended November 2, 2002 to 26.3% from 21.7% in the same period of last year. This year-to-date increase in the gross margin is attributable to the same reasons cited in the explanation of the quarter increase.

Selling, general and administrative expenses (including advertising and catalog production costs) increased 3.3 percentage points as a percent of sales from the third quarter of 2001 to the third quarter of 2002 and 2.8% of sales for the thirty-nine weeks ended November 2, 2002 as compared to the same period of the prior year. While these expenses increased as a percent of sales during both the quarter and year-to-date periods due to sales declines, they declined in the aggregate dollar amount by 5.9% and 5.4% for the quarter and year-to-date, respectively.

The average balance of total outstanding debt was $19,665,000 for the thirty-nine weeks ended November 2, 2002 compared to $23,740,000 for the same period of 2001. This decrease in average balances resulted from the sale of preferred stock in the amount of $4,000,000 on August 2, 2002 and the application of the proceeds of such sale to reduce debt. While interest expense as a percent of sales remained flat throughout all periods presented at approximately 1.5%, aggregate interest expense declined in both 2002 periods compared to the comparable 2001 periods.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001 and $4 million in August 2002. The Company experienced deficit cash flows for the thirty-nine weeks ended November 2, 2002 and 2001 of $2,775,000 and $4,808,000, respectively. Although the Company experienced improvement in its cash flow in the 2002 period compared to 2001, its ability to achieve positive cash flows from operating activities depends on its ability to improve sales and profitability.

The Company's credit agreement with Bank of America, N.A. ("BofA") which expires in November 2003, provides a line of credit and a $3 million term note. The term note has quarterly principal payments of $250,000 which began on April 30, 2001. The borrowing base under the Company's primary line of credit is limited to $25 million and is secured by first priority liens upon substantially all of the Company's existing and future acquired assets including, but not limited to, accounts receivable, inventory, and property and equipment. The line of credit contains various financial and nonfinancial covenants which limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; requires the Company to maintain a minimum tangible net worth of $16 million; limits the Company's capital expenditures to $4,000,000 annually; and requires the Company to satisfy a fixed charge coverage ratio of .75 to 1 for the quarter ended November 2, 2002.

On August 2, 2002, the Company entered into the Third Amendment to the credit agreement with BofA (the "Third Amendment"). The Third Amendment relaxed certain financial covenants of the Company with respect to the quarter ended August 3, 2002. In addition, the Third Amendment eliminated the Company's obligation to pay a fee in order to terminate the Loan and Security Agreement prior to its expiration. In return, the Company agreed to an increase in the rate of interest paid to BofA from the prime rate plus one percent (1%) to the prime rate plus two percent (2%), which further increased to the prime rate plus three percent (3%) on November 1, 2002.

At November 2, 2002 there was approximately $373,000 available under the BofA line. This line had an average balance of $15,577,000 and $17,369,000 for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. During the thirty-nine weeks ended November 2, 2002 and November 3, 2001, this line of credit had a high balance of $18,478,000 and $21,458,000, respectively. The balance outstanding on November 2, 2002 was $17,434,000 compared to $21,141,000 on November 3, 2001.

The Company was not in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenants set forth in the BofA agreement as of November 2, 2002 and does not expect to comply with such covenants for the period ending February 1, 2003. Accordingly, all of the indebtedness owed to BofA as of such date of $18.7 million has been classified as current in the Company's balance sheet on November 2, 2002. BofA has not asserted a default under the terms of loan agreement and has continued to advance funds to the Company under the revolving line of credit. BofA has agreed to forbear exercising default remedies as a result of the covenant noncompliance until December 31, 2002 to afford the Company time to obtain a new facility. As described below, the Company was in the process of negotiating a new banking facility subsequent to the end of the third quarter ended November 2, 2002, but there is no assurance that such new facility will be finalized.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	February 2, 2002	November 2, 2002		November 3, 2001

Working capital (000's)	$24,106	$3,800	(1)	$31,808
Current ratio	2.97:1	1.13:1	(1)	4.13:1
Ratio of working capital to total assets	.45:1	.08:1	(1)	.52:1
Ratio of total debt to stockholders' equity*	.89:1	1.16:1		1.01:1

*	Preferred stock is treated as equity for this calculation.
(1)

These amounts and ratios give effect to the classification of the Company's BofA debt as current on November 2, 2002. Including the BofA debt as non-current on such date results in working capital of $21,484; a current ratio of 2.95:1; and ratio of working capital to total assets of .45:1.

Subsequent to the August 2, 2002 date of the Third Amendment to the BofA loan agreement, the Company began seeking alternative sources of bank credit and received multiple proposals from various lenders. As of December 17, 2002, the Company was in the process of final negotiation and documentation of a new credit agreement with Wells Fargo Retail Finance, LLC ("WFRF") which is expected to replace the existing $25 million revolving credit line with BofA and substantially all of the BofA term loan balance of $1.25 million. The borrowings under this new line of credit are expected to be secured by substantially all of the Company's assets which consist primarily of inventory and accounts receivable, and will contain various financial and nonfinancial covenants which will limit the Company's ability to incur indebtedness, merge, consolidate, acquire or sell assets; will require the Company to maintain a minimum availability of $1 million; and will restrict capital expenditures to $3 million annually. WFRF has requested that $3 million of the credit be secured by letters of credit or secured guaranties from certain of the Company's preferred shareholders who have indicated a willingness to provide such credit enhancements subject to further review of the Company's business plans and final documentation. WFRF is not contractually committed to provide any financing to the Company until the final terms of the loan documents are negotiated and executed and, accordingly, there is no assurance that the Company will be able finalize the WFRF loan transaction. If the Company is unable to conclude a loan transaction with WFRF or some other lender in the near future, it will need to renegotiate the terms of its existing indebtedness to BofA (or obtain relief from certain covenants), seek other sources of financing or restructure the Company's operations in order to continue to operate as a going concern, unless the Company's sales and profit margin significantly improve.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the third quarter 2002 which would materially alter the Company's market risk exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures. Based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report, such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their last evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of this date, the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of shares of Common Stock are subject to limitations and modifications by the terms of the Company's outstanding preferred stock. In August 2002, the Company issued shares of its Series 2002-A Preferred Stock and simultaneously amended in certain respects the terms of its previously outstanding Series 2001-A Preferred Stock by exchanging such series for a new series of Amended Series 2001-A Preferred Stock. The terms of such securities, including a description of the limitation on the rights of holders of Common Stock, is contained in the Company's Form 8-K dated August 2, 2002, which is incorporated herein by reference.

As described above, on August 2, 2002, the Company sold 200,000 shares of Series 2002-A Preferred Stock for $4,000,000 in cash to Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret Gilliam in a private placement in which no underwriters or brokers were involved. Simultaneously, the Company issued 328,484 shares of its Amended Series 2001-A Preferred Stock in exchange for 328,484 shares of previously issued Series 2001-A Preferred Stock. These securities were issued in reliance on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof. All of the purchasers were existing officers or directors or significant shareholders of the Company and all purchased for investment without a view to any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As noted above under Item 2, the Company was not in compliance with certain of its covenants under its loan agreement with BofA as of November 2, 2002, but BofA had not at such date or as of December 17, 2002 asserted a default as a result of such noncompliance.

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

    Reports on Form 8-K: The Company filed a Form 8-K dated August 2, 2002, reporting under Item 5 the closing of the sale of its Series 2002-A Preferred Stock. No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: December 17, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    evaluated the effectiveness of the registran's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ Jodi L. Taylor

Jodi Taylor, Chief Financial Officer

(Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350