Form 10-K
period 2003-02-01
HAROLDS STORES INC
filed 2003-04-25
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-10892

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)	(214) 366-0600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchage on which registered
Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At August 3, 2002--$6,457,051.

On March 15, 2003 the registrant had 6,099,503 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended February 1, 2003 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III.

Harold's Stores, Inc. & Subsidiaries Index to Annual Report on Form 10-K For the Period Ended February 1, 2003

Part I.

	Item	1.	Business	3

	Item	2.	Properties	7

	Item	3.	Legal Proceedings	8

	Item	4.	Submission of Matters to a Vote of Security Holders	8

Part II.

	Item	5.	Market for the Registrant's Common Stock and Related Stockholder Matters	9

	Item	6.	Selected Financial Data	10

	Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item	7A.	Quantitative and Qualitative Disclosure about Market Risk	15

	Item	8.	Financial Statements and Supplementary Data	16

	Item	9.	Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure	16

Part III.

	Item	10.	Directors and Executive Officers of the Registrant	16

	Item	11.	Executive Compensation	16

	Item	12.	Security Ownership of Certain Beneficial Owners and Management	16

	Item	13.	Certain Relationships and Related Transactions	16

	Item	14.	Controls and Procedures	17

Part IV.

	Item	15.	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K	17

Signatures				18

Certifications				19

PART I.

ITEM 1. BUSINESS

General

Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a chain of women's and men's specialty apparel stores in 21 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 95% of sales consists of the Company's designs controlled by Harold's own designers and merchants and sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

As of February 1, 2003, the Company's 50 stores were comprised of 43 full-price retail stores and seven outlet stores to clear markdowns and slow-moving merchandise, in addition to limited merchandise produced specifically for the outlets. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

There was a decline in comparable store sales of 9.9% for 2002, compared to a decline of 16.3% for 2001. The Company believes that the declines experienced in comparable store sales during 2002 were primarily attributable to insufficient inventory levels in key styles, sizes and categories leading to disappointing sales during the fall and holiday seasons. The Company's average sales per square foot for retail stores excluding outlets open during the entire year were $324 and $346 for 2002 and 2001, respectively.

The Company believes that its future success will be achieved by increasing sales momentum at existing stores, focusing on the fashion needs of its target customer and expanding the number of its women's and men's apparel stores. During 2002, the Company did not open any new stores in order to focus on reinvigorating the Harold's brand. Once a profitable growth trend has been re-established, the Company plans to continue a store expansion program. The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. The Company currently does not plan to open any new stores during 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for further information.

The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2003, 2002, 2001, and 2000 refer to the years ended January 31, 2004, February 1, 2003, February 2, 2002, and February 3, 2001, respectively. The year 2000 comprised a 53-week year while 2002 and 2001 each comprised 52-week years.

Developments in 2002 and Subsequent to Year End

In August 2002, the Company closed on the sale of 200,000 shares of its Series 2002-A Preferred Stock receiving $4 million of proceeds which were used to reduce the Company's outstanding borrowings.

In January 2003, the Company eliminated several corporate office positions. Severance of approximately $330,000 associated with these terminations was recorded in the fourth quarter of 2002. The estimated annualized savings from this corporate restructuring should approximate $2.0 million inclusive of benefits.

In February 2003, the Company completed two important financing events. A new three-year credit facility was entered into with Wells Fargo Retail Finance, LLC and closing occurred on a $5 million private equity investment. At the same time, the Company entered into a lease amendment on the Dallas corporate office building, reducing rental amounts to be paid as well as square footage of the space. Additionally, the Company entered into an amendment to the employment contract for Clark Hinkley, Chief Executive Officer. Such amendment reduced Mr. Hinkley's annual base salary from $450,000 to $350,000 for the period from February 1, 2003 to January 31, 2004 and provided for further modifications to termination provisions if certain financial objectives are not achieved.

Subsequent to February 1, 2003, the Company decided to close seven unprofitable store locations: Tampa, Florida; Memphis-Wolfchase, Tennessee; Phoenix, Arizona; Hillsboro, Texas (outlet); San Marcos, Texas (outlet); and New River, Arizona (outlet). Such stores will be closed between March 2, 2003 and June 4, 2003

See Note 14 in the 2002 Annual Report for more details surrounding each of these subsequent events.

Retail Merchandising

The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In 2002 and 2001, women's apparel accounted for approximately 76% of sales.

The men's apparel product line includes tailored clothing, furnishings, sportswear, outerwear and shoes in updated classic styles. In 2002, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In 2002 and 2001, men's apparel accounted for approximately 24% of sales.

The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

	2002		2001		2000
	(Dollar amounts in thousands)

Women's Merchandise
Apparel and Accessories	$62,712	69.8%	$ 72,549	69.3%	$ 89,675	70.3%
Handbags and Belts	1,954	2.2	2,049	2.0	2,751	2.2
Shoes	3,711	4.1	4,795	4.6	6,147	4.8

Men's Merchandise
Suits, Sportcoats, Slacks and Furnishings	9,773	10.9	10,788	10.3	12,300	9.7
Sportswear and Accessories	10,725	12.0	12,932	12.4	14,995	11.8
Shoes	871	1.0	1,255	1.2	1,343	1.0

Other	35	0.0	256	0.2	273	0.2

Total:	$89,781	100.0%	$104,624	100.0%	$127,484	100.0%

Company Stores

The Company's stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of February 1, 2003, with selected information for each location.

Metropolitan Area	Location	Type of Location	Square Footage
Atlanta, GA	Lenox Square	Regional Shopping Center	6,861
Atlanta, GA	Perimeter Center	Regional Shopping Center	5,250
Austin, TX	Arboretum Market Place	Specialty Center	4,787
Austin, TX(1)	8611 N. Mopac Expressway	Free Standing	13,200
Baton Rouge, LA	Citiplace Market Center	Specialty Center	5,200
Birmingham, AL	The Summit Shopping Center	Specialty Center	5,500
Charlotte, NC	Shops on the Park	Specialty Center	4,000
Cordova, TN (Memphis Metro)(2)	Wolfchase Galleria	Regional Shopping Center	6,302
Dallas, TX	Dallas Galleria	Regional Shopping Center	8,079
Dallas, TX	Highland Park Village	Specialty Center	7,503
Dawsonville, GA(1)(2)	North Georgia Premium Outlets	Outlet Center	7,689
Ft. Worth, TX	University Park Village	Specialty Center	6,000
Greenville, SC	Greenville Mall	Regional Shopping Center	5,076
Hillsboro, TX(1)(2)	Hillsboro Outlet Mall	Outlet Center	5,160
Houston, TX	Highland Village	Specialty Center	6,189
Houston, TX	Town and Country Village	Specialty Center	5,883
Houston, TX	Champions Forest Plaza	Specialty Center	5,500
Indianapolis, IN	Keystone Fashion Mall	Regional Shopping Center	3,829
Jackson, MS	The Rogue Compound	Free Standing	3,000
Kansas City, MO	Country Club Plaza	Specialty Center	4,155
Katy, TX(1) (Houston metro)	Katy Mills Outlet	Regional Outlet Center	10,000
Leawood, KS (Kansas City metro)	Town Center Plaza	Specialty Center	5,000
Littleton, CO (Denver metro)	Park Meadows Mall	Regional Shopping Center	5,465
Louisville, KY	Mall St. Matthews	Regional Shopping Center	4,292
Lubbock, TX	8201 Quaker Avenue	Specialty Center	3,897
Marietta, GA (Atlanta metro)	The Avenue East Cobb	Specialty Center	5,020
McLean, VA	Tyson's Galleria	Regional Shopping Center	5,083
Memphis, TN	Poplar Avenue	Specialty Center	5,085
Nashville, TN	The Mall at Greenhills	Regional Shopping Center	5,975
Norman, OK	Campus Corner Center	Specialty Center	6,678
Norman, OK(1)	575 S. University Blvd.	Free Standing	12,382
Oakbrook, IL (Chicago Metro)	Oakbrook Center	Regional Shopping Center	4,860
Oklahoma City, OK	50 Penn Place	Specialty Center	13,402
Omaha, NE	One Pacific Place	Specialty Center	3,272
Palo Alto, CA (San Francisco Metro)	Stanford Shopping Center	Regional Shopping Center	4,275
Phoenix, AZ(2)	Biltmore Fashion Park	Regional Shopping Center	5,033
Phoenix, AZ(1)(2)	Prime Outlets at New River	Outlet Center	7,452
Plano, TX (Dallas metro)	Park and Preston	Free Standing	5,525
Raleigh, NC	Crabtree Valley Mall	Regional Shopping Center	5,205
Richmond, VA	River Road Shopping Center	Specialty Center	5,000
Salt Lake City, UT	Trolley Square Center	Specialty Center	5,716
San Antonio, TX	Alamo Quarry Market	Specialty Center	5,500
San Marcos, TX(1)(2)	San Marcos Factory Stores	Outlet Center	10,060
Skokie, IL (Chicago Metro)	Old Orchard Center	Regional Shopping Center	5,454
Southlake, TX (Dallas metro)	Southlake Town Square	Specialty Center	5,462
St. Louis, MO	Plaza Frontenac	Specialty Center	4,221
Tampa, FL(2)	Citrus Park Town Center	Regional Shopping Center	5,500
Tulsa, OK	Farm Shopping Center	Specialty Center	3,888
Tulsa, OK	Utica Square	Specialty Center	7,686
Wichita, KS	The Bradley Fair Center	Specialty Center	5,500

(1) Outlet store
(2) A decision was made to close this location subsequent to year end.

The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (women's and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). The majority of sales associates are generally paid a commission against a draw. Commissions range from 1% to 11% based on the type of product sold and the tenure and productivity of the associate. Store managers are paid a salary plus a performance bonus based on attainment of sales goals, expense control, inventory shrinkage and random store shop scores.

Product Development and Sourcing Programs

The Company's product development and sourcing programs enable it to offer exclusive items not available in competing stores or catalogs. More than 95% of sales is merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes that this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to offer superior quality and fit as well as improve its initial mark up. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company.

An important component of the Company's product development programs is market research of styles and fabrics. The Company's design team shops European and domestic markets for emerging fashion trends and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is implemented by its offices in New York and Dallas, Texas and its association with independent agents in Hong Kong; Florence, Italy; Istanbul,Tukey; and Porto, Portugal. The Company imports a significant portion of its merchandise directly from the Far East and Italy.

The Company's merchandisers review the developed styles, analyze fashion trends and historical data and select the best pieces to convert into prints and patterns for the next season. Once the new styles are selected, the team then determines the specifications of various styles - detailing a garment's cut, fit, fabric, color and trim. After the specifications have been finalized, the fabric is ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design. Additionally, a growing percentage of merchandise is purchased as finished goods.

The Company's line of leather goods, which are sold in all store locations, is made and sourced through various third parties in Italy. Shoes, belts, handbags and small leather goods are co-designed by the Company's merchandisers and manufacturing partners.

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

The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected. The Company utilizes its outlet stores to dispose of prior season or slow moving merchandise as well as merchandise developed specifically for the outlet division. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is generally cleared periodically through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

The Company operates an 85,000 square foot distribution facility in Norman, Oklahoma capable of processing merchandise for 74 stores. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise is routed through the distribution center from various manufacturers. The majority of merchandise arrives at the distribution center with bar coded tickets placed on the garment by the vendor. Each item is examined, sorted and boxed for shipment by common carrier to the Company's stores. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2002, approximately 51% of the Company's sales occurred and the majority of the Company's net loss was incurred during the third and fourth quarters.

Competition

The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and e-commerce, and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

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

Customer Credit

The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales were 73% in 2002, 79% in 2001 and 69% in 2000. In 2002, 30% of sales were made with the Harold's credit card and 43% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of February 1, 2003, the provision for bad debts from Company credit card sales was approximately 0.8% of Harold's proprietary credit card sales for 2002.

Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At February 1, 2003, the Company had approximately 30,732 active credit accounts and the average cardholder had a line of $1,400 and an outstanding balance of $321. Charges by holders of the Company's credit card during 2002 totaled approximately $26,789,000. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,152,000, $1,074,000, and $1,111,000, in 2002, 2001, and 2000, respectively.

Advertising

The Company maintains an in-house marketing department, which produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct mail pieces. In 2002, the Company spent approximately $4,220,000 (4.7% of sales) on advertising and direct mail production costs as compared to approximately $3,889,000 (3.7% of sales) in 2001. This expenditure includes the production and mailing costs associated with the Company's in-home mailer. The marketing department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

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

The Company has also implemented Arthur, a computerized merchandise planning and allocation system, which interacts with the Company's AS400 and Island Pacific Systems software. Arthur facilitates seasonal planning and allocation by department and store, and provides certain data for financial planning.

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

Employees

On March 15, 2003, the Company had approximately 390 full-time and 616 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

At February 1, 2003, the Company owned the Austin outlet store and leased 49 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Five of the leased stores open during all of 2002 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

Years Leases Expire	Number of Stores
2003	8
2004-2005	5
2006-2008	19
2009 and later	17

The Company generally has been successful in renewing its store leases as they expire.

During 2002, the Company did not enter into any new store leases. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $60 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

	2002	2001	2000

Base rent	$7,793,000	8,163,000	8,296,000
Additional rents computed as a percentage of sales	288,000	427,000	635,000

Total	$8,081,000	8,590,000	8,931,000

The Company has decided to close seven stores in 2003. See "Developments in 2002 and Subsequent to Year End" for additional discussion. Base rent for these closing locations was approximately $942,000 during 2002.

Corporate Headquarters and Merchandise Buying Office

The Company leases a 50,000 square foot building used primarily as its corporate headquarters and a men's and ladies' buying office in Dallas, Texas. The lessor of the Dallas location is a limited partnership whose partners include Rebecca Powell Casey, Michael T. Casey, H. Rainey Powell and Lisa Powell Hunt, all of whom are stockholders of the Company. Rebecca Powell Casey is also an executive officer and a director of the Company. This lease was amended in connection with the sale of the Series 2003-A Preferred Stock described above to reduce the Company's obligations. The office space lease expires September, 2010 with monthly rent payments of $39,865 plus insurance and property taxes until March, 2003 at which time the monthly rent will become $30,000, plus insurance, utilities and property taxes until March, 2004 at which time the monthly rent will be $19,933, plus insurance, utilities and property taxes until September, 2004 at which time monthly rent will be $20,982, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $22,031 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each.

Administrative Offices and Distribution Center

During 2002, the Company owned a building in Norman, Oklahoma comprised of approximately 18,000 square feet. This space was being utilized by the Company for its administrative functions.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

At March 15, 2003, there were 677 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price Ranges

2002	High	Low
1st Quarter	$2.75	$2.00
2nd Quarter	$2.95	$1.95
3rd Quarter	$2.00	$1.35
4th Quarter	$2.00	$1.02

2001	High	Low
1st Quarter	$3.50	$2.00
2nd Quarter	$3.00	$1.90
3rd Quarter	$2.75	$1.80
4th Quarter	$2.70	$1.00

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

The Company has three series of preferred stock outstanding, issued in 2001, 2002 and 2003 in the aggregate amount of $15 million. These shares are entitled to cumulative dividends of 10% on $6 million of preferred stock and 8% on the remaining $9 million, subject to reduction if certain profitability targets are met. See Note 7 for additional information on the preferred stock.

During 2002, approximately $780,000 of preferred stock dividends were paid. Approximately $367,000 of the total preferred stock dividends was paid in additional shares of preferred stock (as provided by the terms of the preferred stocks) and approximately $413,000 was paid in cash.

The Company's primary lending agreement does not currently allow for the payment of dividends on common stock. This agreement does, however, allow for the distribution of preferred stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information is derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto, appearing elsewhere herein.

	2002	2001	2000	1999	1998
	(Dollar amounts in thousands, except per share data)
Statements of Earnings Data:
Sales	$89,781	104,624	127,484	136,262	129,224
Percentage (decrease) increase	(14.2)%	(17.9)%	(6.4)%	5.4%	7.8%

Gross profit on sales (1)	$ 23,074	22,590	33,708	41,125	45,128
Percentage of sales	25.7%	21.6%	26.4%	30.2%	34.9%

(Loss) earnings before income taxes	$(13,273)	(17,707)	(8,194)	(4,103)	4,785
Percentage of sales	(14.8)%	(16.9)%	(6.4)%	(3.0)%	3.7%

Net (loss) earnings applicable to common stock	$(17,342)	(15,264)	(4,916)	(2,462)	2,841
Percentage of sales	(19.3)%	(14.6)%	(3.8)%	(1.8)%	2.2%

Net (loss) earnings per common share: Basic Diluted	$(2.84) $(2.84)	(2.51) (2.51)	(0.81) (0.81)	(0.41) (0.41)	0.47 0.47

Other Operating Data:

Stores open at end of period	50	52	52	51	44
Decline in comparable store sales
(52-53 week basis)	(9.9%)	(16.3%)	(11.9%)	(3.1%)	(1.3%)

Balance Sheet Data:

Working capital	$ 15,023	24,106	32,009	42,454	33,044
Total assets	42,421	53,726	69,211	73,879	63,917
Long-term debt, net of current maturities	17,713	18,452	24,533	27,063	16,330
Stockholders' (deficit) equity	(401)	16,917	32,168	37,068	39,521
Stockholders' equity per share	($0.66)	2.78	5.29	6.10	6.51

(1)	In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table reflects items in the Company's statements of operations as a percentage of sales for the periods indicated:

	52 Weeks	52 Weeks	53 Weeks
	2002	2001	2000

Sales	100.0%	100.0	100.0

Cost of goods sold	(74.3)	(78.4)	(73.6)
Selling, general and administrative expenses	(33.4)	(30.2)	(27.9)
Depreciation and amortization	(4.4)	(4.1)	(3.5)
Restructuring charges	(1.2)	-	-
Write-off of goodwill	-	(2.9)	-
Interest expense	(1.5)	(1.3)	(1.4)

Loss before income taxes	(14.8)	(16.9)	(6.4)

Provision (benefit) for income taxes	3.6	(2.9)	(2.6)

Net loss	(18.4)%	(14.0)	(3.8)

The following table reflects the increases and decreases in Company sales for the periods indicated:

	52 Weeks	52 Weeks	53 Weeks
	2002	2001	2000

Sales (000's)	$89,781	104,624	127,484

Total sales growth	(14.2)%	(17.9)%	(6.4)%
Decline in comparable store sales (52-53 week basis)	(9.9)	(16.3)	(11.9)

Store locations:
Existing stores beginning of period	52	52	51
Stores closed	(2)	-	(1)
New stores opened during period	-	-	2
Total stores at end of period	50	52	52

Total Company sales decreased 14.2% in 2002 as compared to a decrease of 17.9% in 2001 and a decrease of 6.4% in 2000. No new locations were opened during 2002 or 2001. Total Company comparable store sales declined 9.9% in 2002. The Company believes the sales decreases in 2002 were primarily attributable to sales declines experienced in the full-price retail stores during the fall and holiday periods, a result of inventory levels that were down considerably over the prior year and the difficult retail climate experienced by many retailers during the 2002 holiday period. The Company did not purchase deep enough quantities in certain key classifications of merchandise, and sales in the best-selling items were not maximized. Comparable store sales declined 13.8% during the fourth quarter in the 43 full-price retail stores as compared to a decline of 0.8% for the fourth quarter of prior year for the full-price retail stores. This was combined with significant sales declines in the outlet division. Comparable store sales in outlets declined 25.3% during 2002. The Company determined that it had too many outlet stores and is closing four of the seven outlet stores in the first half of 2003. Since the Company purchased very little merchandise in 2002 directly for the outlet division, the outlet store inventories throughout the year were down significantly over the prior year. Additionally, the outlets were used to liquidate older inventory, resulting in more units being sold but at lower prices. Another variable to the total Company sales declines was the reduction to warehouse sales conducted, as the Company's available inventory levels declined. Warehouse sale volume declined by $3.6 million, or 56%, in 2002 as compared to the prior year.

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

Comparable store sales declined 9.9% during 2002, compared to a decline of 16.3% in 2001. The Company believes that the declines experienced in comparable store sales during 2002 were primarily attributable to the reasons mentioned above for total sales. The declines experienced in comparable store sales during 2001 were primarily attributable to disappointing sales in ladies' merchandise assortments.

The Company's gross margin increased to 25.7% in 2002 from 21.6% in 2001, or 4.1% of sales. The increase in the Company's gross margin was primarily due to an increase in the gross margin in the full-price retail stores due to improved content and reduced purchase levels. The Company's gross margin decreased to 21.6% in 2001 from 26.4% in 2000, or 4.8% of sales. Higher occupancy costs that did not leverage due to lower sales represented 0.4% of the total 4.8% decrease. Additional declines are primarily attributed to additional markdowns on slow-selling merchandise inventory incurred due to sales shortfalls, aggressive efforts to liquidate prior season inventory and continued editing of assortments in an effort to improve inventory turnover.

Selling, general and administrative expenses increased by 3.2% of sales in 2002 compared to an increase of 2.3% of sales in 2001. The increase in selling, general and administrative expenses as a percentage of sales in 2002 was primarily due to the sales declines experienced for the year and the lack of leverage of fixed payroll costs. Selling, general and administrative expenses increased by 2.3% of sales in 2001 compared to a decrease of 1.2% of sales in 2000. The increase in selling, general and administrative expenses as a percentage of sales in 2001 was primarily due to the sales declines experienced for the year and the lack of leverage of fixed payroll costs.

The Company recorded approximately $1,060,000 in restructuring charges. The restructuring charges recorded in the fourth quarter consisted of severance costs of approximately $330,000 associated with elimination of positions in the corporate office, with the remainder of restructuring charges attributable to the acceleration of amortization of assets in conjunction with planned store closings in the first half of 2003.

During the third quarter of 2001, after a review of the goodwill balance originating from the purchase of CMT Enterprises, Inc. in February 2000, and the material changes that had occurred in the operation, it was determined that a write-off of the entire goodwill balance was deemed appropriate. The net amount of goodwill written off was approximately $3.0 million which represented 2.9% of sales for the year 2001.

During 2002, the total interest costs decreased $81,000 from 2001 due to lower outstanding debt balances. Lower average interest rates were also a contributing factor. The average balance on total outstanding debt was $19,729,000 in 2002, compared to $23,780,000 in 2001. The decrease in average debt balances resulted principally from the sale of preferred stock in the amount of $4,000,000 and the application of the proceeds of such sale to reduce debt. Increases to interest expense may occur if the Company's cash flow requires additional borrowed funds. During 2001, interest costs (including capitalized interest) decreased $599,000 as compared to 2000 resulting principally from the sale of preferred stock in the amount of $6,000,000 and the application of the proceeds of such sale to reduce debt.

The Company's effective income tax rate was 24.2% in 2002, (17.4)% in 2001 and (40.0)% in 2000. The Company did not elect to record the full tax benefit for all 2002 or 2001 losses in the financial statements. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any future operating income.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For 2002, net cash used in operating activities was $401,000 as compared to $1,743,000 net cash provided by operating activities for 2001. The decrease in cash flows can be primarily attributed to the increase in the Company's net loss from prior year. For 2002, the Company's net loss was $16,479,000, compared to a net loss of $14,630,000 for 2001. This was offset by an increase in accounts payable of $3,125,000 in 2002, compared to a decrease in accounts payable of $172,000 in 2001.

Cash Flows From Investing Activities. For 2002, net cash used in investing activities was $1,736,000, as compared to $770,000 for 2001. Capital expenditures totaled $1,783,000, compared to $1,118,000 for 2001. Capital expenditures during 2002 and 2001 were invested principally in remodeling of existing stores and equipment expenditures in existing operations.

Cash Flows From Financing Activities. During 2002, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the year (see "Liquidity").

On August 2, 2002, the Company executed a definitive agreement for the purchase by Inter-Him N.V., of which Ronald de Waal is a Managing Director, the Company's Chief Executive Officer and director, and three other directors, from the Company of 200,000 shares of a new Series 2002-A Preferred Stock for a total purchase price of $4 million. See Note 12 to the Consolidated Financial Statements for additional information.

The Company has available a line of credit with its bank. This line had average balances of $15,862,000 and $17,680,000 for 2002 and 2001, respectively. During 2002, this line of credit had a high balance of $19,214,000 and a balance of $16,092,000 as of February 1, 2003. The balance at March 15, 2003 was $17,438,000.

See Note 14 regarding changes to the Company's credit facility in February, 2003 and sale of additional preferred stock.

The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

Liquidity

The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

	2002	2001	2000

Working capital (000's)	$15,023	24,106	32,009
Current ratio	2.03:1	2.97:1	3.56:1
Ratio of working capital to total assets	.35:1	.45:1	.46:1
Ratio of long-term debt (including current maturities) to stockholders' equity*	1.88:1	.89:1	.84:1

*Preferred stock is treated as equity for this calculation.

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts and to invest in existing store remodeling, fixtures and equipment as well as new stores. Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity. Management anticipates these sources of liquidity, combined with the receipt of $5 million of 2003-A Preferred Stock proceeds in February 2003 (see Note 14) to be sufficient in the foreseeable future. The Company's capital expenditures budget for 2003 is approximately $1,600,000 to be used for the purchase of fixtures and equipment as well as store remodeling expenses.

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

Critical Accounting Policies

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company's consolidated financial statements. However, the Company believes it has taken conservative positions, where assumptions and estimates are used, in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas of the Company where the most significant judgment is exercised is in the allowance for doubtful accounts related to the Company's proprietary credit card program, the valuation of inventory, impairment estimates and revenue recognition. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's audit committee.

In 2002, approximately 31% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $6,365,000 at February 1, 2003. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from our estimate.

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

Sales from store locations represented 100% of the Company's total sales for 2002. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. Catalog and website sales no longer represent any of the Company's sales as these selling methods were eliminated in the first quarter of 2001. Catalog and website sales were 2% of sales during 2000. These sales were recognized at the time the order was shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Impact of New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company adopted this new standard effective February 3, 2002 and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operation.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit and disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Adoption of SFAS No. 146 is required for exit and disposal activities initiated after December 31, 2002. The Company has adopted this new standard effective January 1, 2003 and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation which includes the prospective method, modified prospective method and retroactive restatement method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of the annual disclosure and voluntary transition requirements of SFAS No. 148 is required for annual financial statements issued for fiscal years ending after December 15, 2002. Adoption of the interim disclosure requirements of SFAS No. 148 is required for interim periods beginning after December 15, 2002. Pursuant to the provisions of SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for its stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has, however, made more prominent disclosure of the effects of stock-based compensation on reported operating results. See Notes 1 and 7 for further discussion.

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

Commitments

The following table reflects certain of the Company's commitments as of February 1, 2003.

	Payments due by Period (In Thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$18,978	$1,265	$17,133	$ 188	$ 392
Store leases (1)	40,067	6,501	11,682	11,076	10,808
Operating leases (other than stores)	8,063	985	1,943	1,977	3,158

Total	$67,108	$8,751	$30,758	$13,241	$14,358

(1) Store leases are based on minimum rents exclusive of percentage rent based on sales which could increase rental expense.

The foregoing table does not include contractual commitments pursuant to executory contracts for products and services such as telephone, data, computer maintenance and other regular payments pursuant to contracts that are expected to remain in existence for several years but as to which the Company's obligations are contingent upon the Company's continued receipt of the contracted products and services.

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

Interest Rate

At February 1, 2003, the Company had long-term debt outstanding of approximately $19.0 million. Of this amount, $1.1 million bears interest at a weighted average fixed rate of 8.26%. The remaining $17.9 million bears interest at variable rates, which averaged approximately 6.70% during 2002. A 10% increase in short-term interest rates on the variable rate debt outstanding at February 1, 2003 would approximate 67 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $114,000 assuming borrowed amounts remain outstanding.

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

The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

Expected Maturity (In thousands)

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt:
Variable Rate	$1,057	$ 71	$16,787	$ -	$ -	$ -	$17,915
Weighted Average Interest Rate	7.11%	7.11%	7.11%	7.11%	7.11%	7.11%

Fixed Rate	$ 208	$ 192	$ 83	$ 90	$ 98	$ 392	$ 1,063
Weighted Average Interest Rate	8.28%	8.28%	8.28%	8.28%	8.28%	8.28%

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

The Company had no foreign exchange instruments outstanding at February 1, 2003; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2002, 2001 or 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Stockholders for the year ended February 1, 2003 (on pages 3-22) and are incorporated herein by reference.

  Independent Auditors' Reports.

  Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.

  Consolidated Statements of Operations for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Consolidated Statements of Stockholders' Equity for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Consolidated Statements of Cash Flows for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after February 1, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required under Item 11 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  The following documents are filed as part of this Report:

    Consolidated Financial Statements: The response to this portion of Item 14 is set forth in Item 8 of Part II of this Report.

    Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account (see page 21) of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  Reports on Form 8-K: There were no reports on Form 8-K for the quarter ended February 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAROLD'S STORES, INC.

Date: April 24, 2003	/s/ Clark J. Hinkley
Clark J. Hinkley Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature	Title	Date

/s/ Clark J. Hinkley	Chief Executive Officer and Director	April 24, 2003
Clark J. Hinkley	(Principal Executive Officer)

/s/ William E. Haslam	Non-Executive Chairman of the Board	April 24, 2003
William E. Haslam	and Director

/s/ Rebecca P. Casey	Executive Vice President	April 24, 2003
Rebecca P. Casey	and Director

/s/ Jodi L. Taylor	Chief Financial Officer and Secretary	April 24, 2003
Jodi L. Taylor	(Principal Financial and Accounting Officer)

/s/ James D. Abrams	Director	April 24, 2003
James D. Abrams

/s/ Robert L. Anderson	Director	April 24, 2003
Robert L. Anderson

/s/ Margaret A. Gilliam	Director	April 24, 2003
Margaret A. Gilliam

/s/ W. Howard Lester	Director	April 24, 2003
W. Howard Lester

/s/ Leonard M. Snyder	Director	April 24, 2003
Leonard M. Snyder

CERTIFICATION

I, Clark J. Hinkley, certify that:

1. I have reviewed this annual report on Form 10-K of Harold's Stores, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ Clark J. Hinkley

Clark J. Hinkley, Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION

I, Jodi L. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Harold's Stores, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ Jodi L. Taylor

Jodi Taylor, Chief Financial Officer

(Principal Financial Officer)

Schedule II

HAROLD'S STORES, INC. AND SUBSIDIARIES

VALUATION ACCOUNT

(In Thousands)

Description	Balance at Beginning of Period	Additions-Charged to Expense	Additions-Recoveries of Accounts Written off	Deductions-Write-off of Accounts	Balance at End of Period

52 Weeks ended February 1, 2003: Allowance for doubtful accounts	$200	217	58	275	$200

52 Weeks ended February 2, 2002: Allowance for doubtful accounts	$200	171	35	206	$200

53 Weeks ended February 3, 2001: Allowance for doubtful accounts	$200	154	51	205	$200

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended February 3, 2001).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-B Registration Statement, Registration No. 1-10892).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement, Registration No. 33-15753).

4.2	Certificate of Elimination of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2002).

4.3	Certificate of Designations of the Amended Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2002).

4.4	Certificate of Designations of the Series 2002-A Preferred Stock (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 2, 2002).

4.5

Amendment to the Certificate of Designation of the Amended Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated February 4, 2003 (Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 4, 2003).

4.6	Certificate of Designations of the Series 2003-A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 4, 2003).

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

10.4

Lease Agreement effective May 1, 1996 between Company and Carousel Properties, Inc. (Campus Corner Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.7 to Form S-2 Registration Statement, Registration No. 333-04117) and amendment to Lease Agreement dated April 4, 2002. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 4, 2002).

10.5

Amended and Restated Lease Agreement dated as of June 3, 1996 between Company and 329 Partners II Limited Partnership (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.6	Amended and Restated Lease Agreement dated as of June 20, 2001 between Company and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma)

10.7	Amended and Restated Lease Agreement dated as of August 10, 2001 between Company and 329 Partners II Limited Partnership (Dallas Buying Office II, 5919 Maple, Dallas, Texas)

10.8*	1993 Performance and Equity Incentive Plan of Company, as amended (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended February 3, 2001).

10.9*	Form of Stock Option Agreement in connection with 1993 Performance and Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended February 3, 2001).

10.10*	Employment Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended February 3, 2001).

10.11*	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended February 3, 2001).

10.12*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 2, 1998).

10.13*

First Amendment dated May 1, 1999 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.24 to Form 10-Q for quarter ended May 1, 1999).

10.14*

Second Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Rebecca Powell Casey (Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended February 3, 2001).

10.15*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.16*

First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended February 3, 2001).

10.17	Loan and Security Agreement dated November 20, 2000 between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended October 28, 2000).

10.18

First Amendment dated February 23, 2001 to Loan and Security Agreement between Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended February 3, 2001).

10.19	Second Amendment dated April 12, 2002 to Loan and Security Agreement between Company and Bank of America, N.A.

10.20	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.21	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.22	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.23

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.24	First Amended and Restated Stockholders Agreement dated June 15, 1998 among certain stockholders of Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.25

First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.26

Series 2002-A Preferred Stock Purchase Agreement dated as of June 26, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2002).

10.27

First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2002).

10.28

First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.29

First Amendment to Voting Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10.30

Series 2003-A Preferred Stock Purchase Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2003).

10.31

Second Amendment to Investor Rights Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4, 2003).

10.32

Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.33*

First Amendment to Employment Agreement dated as of February 4, 2003, by and between Harold's Stores, Inc. and Clark Hinkley (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 4, 2003).

10.34

Second Amendment to Lease Agreement dated as of February 4, 2003, by and between Harold's DBO, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.5 to Form 8-K dated February 4, 2003).

10.35

Series 2003-A Preferred Stock Investment Agreement dated as of February 4, 2003, by and between Harold's Stores, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.36	Form of Indemnification Agreement between Company and members of its Board of Directors

10.37	Form of Waiver of Claims and Covenant Not to Sue Directors between principal shareholders of the Company and members of the Company's Board of Directors

13.1

The portion of the Registrant's Annual Report to Stockholders for the year ended February 1, 2003 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 3-22 of the Annual Report to Stockholders.

22.1	Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

23.1	Consent of Ernst & Young LLP.

23.2	Notice regarding Consent of Arthur Andersen LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

___________________________

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.