Form 10-Q
period 2003-05-03
HAROLDS STORES INC
filed 2003-06-17
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2003, the registrant had 6,099,503 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	May 3, 2003	February 1, 2003
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 611	$ 483
Trade accounts receivable, less allowance for doubtful accounts of $200 in May and February	7,350	6,365
Note and other receivables	68	219
Merchandise inventories	20,320	20,630
Prepaid expenses	1,985	1,960

Total current assets	30,334	29,657

Property and equipment, at cost	30,726	30,632
Less accumulated depreciation and amortization	(18,859)	(17,868)

Net property and equipment	11,867	12,764

Total assets	$42,201	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' DEFICIT (In Thousands Except Share Data)

	May 3, 2003	February 1, 2003
	(Unaudited)

Current liabilities:

Accounts payable	$ 7,076	$ 10,026
Redeemable gift certificates	869	1,155
Accrued payroll expenses and bonuses	872	734
Accrued rent expense	1,463	1,454
Current maturities of long-term debt	255	1,265

Total current liabilities	10,535	14,634

Long-term debt, net of current maturities	19,075	17,713

Total liabilities	29,610	32,347

Commitments and contingencies

Preferred stock of $.01 par value
Amended Series 2001-A, authorized 600,000 shares, issued and outstanding 329,485 in May and 328,484 in February	6,533	6,495
Series 2002-A, authorized 300,000 shares, issued and outstanding 202,627 in May and 202,627 in February	3,987	3,980
Series 2003-A, authorized 100,000 shares, issued and outstanding 50,000 in May and none in February	4,987	-
2001-A and 2002-A entitled to $20.00 per share, and 2003-A entitled to $100.00 per share, in each case plus accrued but unpaid dividends in liquidation

	15,507	10,475

Stockholders' deficit:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,099,503 in May and 6,099,503 in February	61	61
Additional paid-in capital	34,224	34,224
Accumulated deficit	(37,199)	(34,684)
	(2,914)	(399)
Less: Treasury stock of 205 shares in May and February recorded at cost	(2)	(2)
Total stockholders' deficit	(2,916)	(401)

Total liabilities and stockholders' deficit	$42,201	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(Unaudited)

Sales	$24,695	$24,144

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	17,521	16,113

Selling, general and administrative expenses	6,998	7,419

Depreciation and amortization	969	1,004

Store closing expenses	1,168	-

Interest expense	228	303

	26,884	24,839

Loss before income taxes	(2,189)	(695)

Benefit for income taxes	-	-

Net loss	$(2,189)	$ (695)

NET LOSS APPLICABLE TO COMMON STOCK:

Net loss	$(2,189)	$ (695)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	326	170

Net loss applicable to common stock	$(2,515)	$ (865)

Net loss per common share:
Basic and diluted	$ (0.41)	$ (0.14)

Weighted average number of common shares - basic	6,100	6,090

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,189)	$ (695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	969	1,004
(Gain) loss on sale of assets	(4)	117
Changes in assets and liabilities:
Increase in trade and other accounts receivable	(836)	(328)
Decrease in merchandise inventories	310	560
Increase in prepaid expenses	(25)	(321)
Decrease in prepaid income tax	-	1,748
Decrease in accounts payable	(2,949)	(2,669)
Decrease in accrued expenses	(139)	(349)

Net cash used in operating activities	(4,863)	(933)

Cash flows from investing activities:
Acquisition of property and equipment	(73)	(245)
Proceeds from disposal of property and equipment	4	80
Issuance of note receivable	-	(80)
Payments received for notes receivable	3	8

Net cash used in investing activities	(66)	(237)

Cash flows from financing activities:
Payments on long-term debt	(1,080)	(619)
Advances on revolving line of credit	28,869	29,247
Payments on revolving line of credit	(27,438)	(27,410)
Proceeds from the issuance of common stock	-	11
Proceeds from sale of preferred stock	4,986	-
Preferred stock dividends	(280)	-

Net cash provided by financing activities	5,057	1,229

Increase in cash	128	59
Cash and cash equivalents at beginning of period	483	562
Cash and cash equivalents at end of period	$ 611	$ 621

Non-cash investing and financing activities:
Preferred stock dividends payable in shares of stock	20	153

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2003 and May 4, 2002

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 3, 2003 and the results of its operations and cash flows for the thirteen-week periods ended May 3, 2003 and May 4, 2002. The results of operations for the thirteen-week periods ended May 3, 2003 and May 4, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire year.

2. Definition of Fiscal Year

The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from February 2, 2003 through January 31, 2004, has been designated as 2003.

  Impact of New Accounting Pronouncement

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This accounting treatment differs from the provisions of EITF 94-3, under which liabilities associated with exit or disposal activities were generally recognized upon the Company's commitment to, and communication of, an exit or disposal activity. This statement also states that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new standard effective January 1, 2003. During the thirteen weeks ended May 3, 2003 the Company decided to close seven unprofitable store locations: Tampa, Florida; Memphis- Wolfchase, Tennessee; Phoenix, Arizona; Hillsboro, Texas (outlet), San Marcos, Texas (outlet) and New River, Arizona (outlet). Five of these store locations were closed and 44 store personnel terminated during the thirteen weeks ended May 3, 2003. The two remaining store locations were in the process of closing during the first quarter of 2003 and were closed by June 1, 2003. Twenty-three store personnel were terminated as a result of these two store closings. During 2002, the Company accelerated the amortization of the assets related to these stores (primarily leasehold improvements) so that they would be fully amortized at the expected date of closure. The approximate amount of accelerated amortization included in 2002 was $730,000. During the first quarter of 2003, the Company recorded the exit costs associated with closing the stores. These costs were approximately $1.2 million and primarily consist of lease termination costs of approximately $901,000 and severance charges of $97,000. These costs are included in store closing expenses in the accompanying consolidated statement of operations. The Company does not expect any additional significant costs associated with store closings. Of the $1.2 million in closing expenses, approximately $939,000 is included in accounts payable at the end of the first quarter 2003.

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance under EITF 00-14. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments: 1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis, or 2.obligations that can be settled in shares but meet one of the following conditions; derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

  Long-term Debt

The Company's three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provides the Company with a maximum available credit limit of $22 million. This agreement expires in February, 2006. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million in 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with the covenants under the agreement.

  Income Taxes

  The Company has net operating loss carryforwards that can be used to offset future taxable income. The carryforwards begin to expire in 2010. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any future operating income subject to certain limitations as a result of a "change of control" as defined under Section 382 of the Internal Revenue Code arising from the sale of the 2002-A preferred stock which limits the Company's ability to utilize net operating losses.

  Commitments and Contingencies

  The Company is from time to time involved in routine litigation incidental to the conduct of its business. On March 21, 2003, Harold's Stores, Inc. was notified that it was named as a defendant in a lawsuit filed by Craig Realty Group Anthem LP, case number CIV 03 0545 PHX MS in U.S. District Court, District of Arizona. The lawsuit stems from the Company's closing of its New River, Arizona outlet location on March 2, 2003. The suit alleges that the Company violated its lease, including operating requirements, upon closing on such date and is seeking rental payments under the remaining lease, as well as liquidated damages associated with the failure to operate the store. Since vacating the premises on March 2, 2003, the Company has attempted to settle the lease with the landlord and has continued to pay monthly rental payments under the lease, excluding any liquidated damages associated with failing to operate the store. The Company intends to vigorously defend the lawsuit, but is unable to predict the ultimate outcome. The Company's store closing expenses for the first quarter of 2003 included estimated costs associated with the settlement of this lease, but such accrual may be insufficient if the landlord is successful in its claim for liquidated damages. The Company is not a party to, nor is any of its property subject to, any other material pending legal proceedings.

  Preferred Stock

  On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The initially issued shares of Series 2003-A Preferred Stock are convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. Excluding the Series 2003-A Preferred Stock purchased in this transaction, Inter-Him, N.V. owns 44.9% of the Company's outstanding shares of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock). As a result of the sale of the 2003-A Preferred Stock, the percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal increased to 52.6% (assuming conversion of all of the Company's outstanding preferred stock). Proceeds from the sale of the Series 2003-A Preferred Stock were used for general working capital needs of the Company and to reduce debt levels.

  Stock Options

The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date, the Company's 2003 and 2002 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2003. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(In thousands, except per share data)

Net loss applicable to common stock, as reported	($2,515)	(865)

Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-

Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	260	297

Pro forma net loss applicable to common stock	($2,775)	(1,162)

Net loss per average common share:
Basic, as reported	($0.41)	(0.14)
Basic, pro forma	($0.45)	(0.19)

Diluted, as reported	($0.41)	(0.14)
Diluted, pro forma	($0.45)	(0.19)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company to generate cash flow from operations in amounts sufficient to meet debt obligations and provide working capital and funds for growth, consumer spending trends and habits; competition in the retail clothing segment; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; success of operating initiatives and marketing and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

	13 Weeks Ended
	May 3, 2003	May 4, 2002

Sales	100.0%	100.0%

Costs of goods sold	(71.0)	(66.7)

Selling, general and administrative expenses	(28.4)	(30.7)

Depreciation and amortization	(3.9)	(4.2)

Store closure expenses	(4.7)	-

Interest expense	(0.9)	(1.3)

Loss before income taxes	(8.9)	(2.9)

Benefit for income taxes	-	-

Net loss	(8.9)%	(2.9)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended
	May 3, 2003	May 4, 2002

Sales (000's)	24,695	24,144

Total sales increase (decline)	2.3%	(9.5)%
Change in comparable store sales (52 week basis)	6.6%	(3.3)%
Store locations:
Existing stores	50	52
Stores closed	(5)	(1)
New stores opened	-	-
Total stores at end of period	45	51

The Company opened no new locations during the thirteen weeks ended May 3, 2003 and May 4, 2002 and closed five locations during the thirteen weeks ended May 3, 2003 compared to one store closing during the thirteen weeks ended May 4, 2002. Additionally, two more store locations were in the process of closing during the first quarter of 2003 and were closed by June 1, 2003. Despite these closings, the Company experienced an increase in total sales compared to the prior year period for the first time in nine quarters. The increase in total sales growth is primarily due to the favorable response of the Company's customers to spring and summer merchandise assortments. The Company also experienced a strong response to its direct mail contacts sent during the first quarter of 2003.

The Company reported a loss before income tax of $2,189,000 or $(0.41) per share during the first quarter of 2003, as compared to a loss before income tax of $695,000 or $(0.14) per share for the first quarter of last year. Included in the first quarter 2003 results are costs associated with the closing of seven unprofitable stores as discussed above, and losses associated with an event conducted to liquidate excess inventory. Excluding the operating losses in the first quarter of 2003 from the closed stores and the liquidation event of $965,000 and store closing expenses of $1,168,000, the loss before income tax was approximately $56,000 or $(0.01) per share.

The Company's gross margin was 29.0% for the first quarter of 2003, as compared to 33.3% in the same period of last year. This decrease is primarily due to markdowns incurred during the closings of seven stores as well as markdowns incurred during an inventory liquidation event that was conducted during the first quarter of 2003.

Selling, general and administrative expenses (including advertising and catalog production costs) decreased 2.3 percentage points as a percent of sales for the thirteen weeks ended May 3, 2003 compared to the same periods of the prior year. The decrease is principally a result of savings experienced due to the corporate restructuring in the fourth quarter of 2002 as well as better leveraging of expenses due to the sales increases.

The average balance of total outstanding debt was $18,980,000 for the thirteen weeks ended May 3, 2003 compared to $21,748,000 for the same period of 2002. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $5,000,000 in February 2003 and the application of the proceeds of such sale to reduce debt. Interest expense as a percent of sales declined in the first quarter of 2003 compared to the comparable 2002 period due to the reduction of debt mentioned above and the increase in sales.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002 of $4,863,000 and $933,000, respectively. This decline in cash flows is principally related to the Company's increased losses in the first quarter of 2003 due to losses incurred related to the closings of seven stores and the receipt of an income tax receivable of $1,748,000 in the first quarter of 2002 but no such receipt in 2003. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and to return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholder, there can be no assurances that these, or any other financing resources will be available for future needs, including for additional liquidity in the summer months of 2003 when the Company's sales are typically lower than other periods and the Company may need additional liquidity.

On February 5, 2003, the Company entered into a new three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") providing the Company with maximum available credit of $22 million. This agreement expires in February, 2006. The Wells Fargo credit facility replaced the Company's prior credit arrangement with Bank of America, N.A., which was paid off on February 5, 2003 in conjunction with the initial funding of the new credit facility. The new credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million in 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with all covenants under the agreement.

At May 3, 2003 there was approximately $2.8 million available under the WFRF line. The Company's credit line had an average balance of $17,097,000 and $17,079,000 for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. During the thirteen weeks ended May 3, 2003, the WFRF line of credit had a high balance of $19,620,000. The balance outstanding on May 3, 2003 was $17,524,000. In 2002, there existed a term loan with a balance of $1,750,000 at May 4, 2002. The term loan was combined with the WFRF line of credit upon refinancing in February 2003.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	May 3, 2003	February 1, 2003	May 4, 2002

Working capital (000's)	$19,799	$15,023	$25,808
Current ratio	2.88:1	2.03:1	3.88:1
Ratio of working capital to total assets	.47:1	.35:1	.50:1
Ratio of total debt to stockholders' equity*	1.54:1	1.88:1	.97:1

*

Preferred stock is treated as equity for this calculation. If the preferred stock is eliminated, the applicable ratios are -6.63:1, -47.33:1 and 1.35:1 for May 3, 2003, February 1, 2003, and May 4, 2002, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the first quarter of 2003 that would materially alter the Company's market risk exposures.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the financial statements included in this report for a description of pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of shares of Common Stock are subject to limitations and modifications by the terms of the Company's outstanding preferred stock. In February 2003, the Company issued shares of its Series 2003-A Preferred Stock. The terms of such securities, including a description of the limitation on the rights of holders of Common Stock, is contained in the Company's Form 8-K dated February 4, 2003, which is incorporated herein by reference.

As described above, on February 5, 2003, the Company sold 50,000 shares of Series 2003-A Preferred Stock for $5,000,000 in cash to Inter-Him, N.V. and W. Howard Lester in a private placement in which no underwriters or brokers were involved. These securities were issued in reliance on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933. The purchasers were an existing director and a significant shareholder of the Company and each purchased for investment without a view to any distribution thereof.

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

    Reports on Form 8-K: The Company filed a Form 8-K dated February 4, 2003, reporting under Item 5 the closing of the sale of its Series 2003-A Preferred Stock and the execution of a new credit facility. No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: June 17, 2003

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

Date: June 17, 2003

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

Date: June 17, 2003

/s/ Jodi L. Taylor

Jodi Taylor, Chief Financial Officer

(Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350