Form 10-Q
period 2003-08-02
HAROLDS STORES INC
filed 2003-09-16
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2003, the registrant had 6,099,503 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	August 2, 2003	February 1, 2003
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 436	$ 483
Trade accounts receivable, less allowance for doubtful accounts of $200 in August and February	6,258	6,365
Note and other receivables	19	219
Merchandise inventories	19,675	20,630
Prepaid expenses	1,826	1,960

Total current assets	28,214	29,657

Property and equipment, at cost	30,914	30,632
Less accumulated depreciation and amortization	(19,766)	(17,868)

Net property and equipment	11,148	12,764

Total assets	$39,362	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' DEFICIT (In Thousands Except Share Data)

	August 2, 2003	February 1, 2003
	(Unaudited)

Current liabilities:

Accounts payable	$ 7,732	$ 10,026
Redeemable gift certificates	820	1,155
Accrued payroll expenses and bonuses	657	734
Accrued rent expense	95	76
Current maturities of long-term debt	257	1,265

Total current liabilities	9,561	13,256

Accrued rent expense, net of current maturities	1,268	1,378
Long-term debt, net of current maturities	18,248	17,713

Total liabilities	29,077	32,347

Commitments and contingencies (See Note 6)

Preferred stock of $.01 par value
Amended Series 2001-A, authorized 600,000 shares, issued and outstanding 330,545 in August and 328,484 in February	6,571	6,495
Series 2002-A, authorized 300,000 shares, issued and outstanding 206,668 in August and 202,627 in February	4,075	3,980
Series 2003-A, authorized 100,000 shares, issued and outstanding 50,996 in August and none in February	5,090	-
2001-A and 2002-A entitled to $20.00 per share, and 2003-A entitled to $100.00 per share, in each case plus accrued but unpaid dividends in liquidation

	15,736	10,475

Stockholders' deficit:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,099,503 in August and 6,099,503 in February	61	61
Additional paid-in capital	34,224	34,224
Accumulated deficit	(39,734)	(34,684)
	(5,449)	(399)
Less: Treasury stock of 205 shares in August and February recorded at cost	(2)	(2)
Total stockholders' deficit	(5,451)	(401)

Total liabilities and stockholders' deficit	$39,362	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(Unaudited)

Sales	$19,561	$19,520	$44,255	$43,664

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	13,737	17,140	31,258	33,253

Selling, general and administrative expenses	6,381	7,315	13,379	14,735

Depreciation and amortization	939	983	1,908	1,987

Store closing expenses	462	-	1,630	-

Interest expense	201	313	428	615

Total costs and expenses	27,720	25,751	48,603	50,590

Loss before income taxes	(2,159)	(6,231)	(4,348)	(6,926)

Benefit for income taxes	-	-	-	-

Net loss	$(2,159)	$(6,231)	$(4,348)	$(6,926)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss	$(2,159)	$(6,231)	$(4,348)	$(6,926)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	376	179	702	348

Net loss applicable to common stockholders	$(2,535)	$(6,410)	$(5,050)	$(7,274)

Net loss per common share:
Basic and diluted	$(0.42)	$(1.05)	$(0.83)	$(1.19)

Weighted average number of common shares - basic	6,099	6,097	6,099	6,093

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	26 Weeks Ended
	August 2, 2003	August 3, 2002
	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,348)	$(6,926)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,908	1,987
(Gain) loss on sale of assets	(54)	115
Shares issued to members of the board of directors	-	12
Changes in assets and liabilities:
Decrease in trade and other accounts receivable	302	850
Decrease in merchandise inventories	955	4,146
Decrease (increase) in prepaid expenses	134	(35)
Decrease in prepaid income tax	-	4,228
Decrease in accounts payable	(2,294)	(1,471)
Decrease in accrued expenses	(503)	(565)

Net cash (used) in provided by operating activities	(3,900)	2,341

Cash flows from investing activities:
Acquisition of property and equipment	(315)	(702)
Proceeds from disposal of property and equipment	77	82
Issuance of note receivable	-	(80)
Payments received for notes receivable	5	8

Net cash used in investing activities	(233)	(692)

Cash flows from financing activities:
Payments on long-term debt	(1,149)	(1,271)
Advances on revolving line of credit	50,903	52,205
Payments on revolving line of credit	(50,228)	(56,685)
Proceeds from the issuance of common stock	-	11
Proceeds from sale of preferred stock	4,986	3,988
Preferred stock dividends	(426)	-

Net cash provided by (used in) financing activities	4,086	(1,752)

Decrease in cash	(47)	(103)
Cash and cash equivalents at beginning of period	483	562
Cash and cash equivalents at end of period	$ 436	$ 459

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	-	12
Preferred stock dividends payable in shares of stock	205	314

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2003 and August 3, 2002

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 2, 2003 and the results of its operations and cash flows for the thirteen-week periods and twenty-six-week periods ended August 2, 2003 and August 3, 2002. The results of operations for the thirteen-week periods and twenty-six-week periods ended August 2, 2003 and August 3, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

2. Definition of Fiscal Year

The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from February 2, 2003 through January 31, 2004, has been designated as 2003.

3. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

  Impact of New Accounting Pronouncement

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This accounting treatment differs from the provisions of EITF 94-3, under which liabilities associated with exit or disposal activities were generally recognized upon the Company's commitment to, and communication of, an exit or disposal activity. This statement also states that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new standard effective January 1, 2003. During the thirteen weeks ended May 3, 2003 the Company decided to close seven unprofitable store locations: Tampa, Florida; Memphis (Wolfchase), Tennessee; Phoenix, Arizona; Hillsboro, Texas (outlet), San Marcos, Texas (outlet) and New River, Arizona (outlet). Five of these store locations were closed and 44 store personnel terminated during the thirteen weeks ended May 3, 2003. The two remaining store locations were closed by June 1, 2003. Twenty-three store personnel were terminated as a result of these two store closings. During 2002, the Company accelerated the amortization of the assets related to these stores (primarily leasehold improvements) so that they would be fully amortized at the expected date of closure. The approximate amount of accelerated amortization included in 2002 was $730,000. In addition to the seven stores mentioned above, a decision was made during the second quarter of 2003 to close one additional unprofitable store location in Skokie, Illinois. Four store personnel were terminated as a result of this store closing. During the first and second quarters of 2003, the Company recorded the exit costs associated with closing the stores of approximately $1.6 million, consisting primarily of lease termination costs of approximately $1.2 million. These costs are included in store closing expenses in the accompanying consolidated statement of operations. The Company does not expect any additional significant costs associated with store closings. Of the $1.6 million in closing expenses, approximately $743,000 is included in accounts payable at the end of the second quarter 2003.

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance under EITF 00-14. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments: 1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis, or 2.obligations that can be settled in shares but meet one of the following conditions; derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this standard, beginning August 3, 2003, did not have a material impact on the Company's consolidated financial position.

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 beginning August 3, 2003 with no material impact to the Company's financial position.

  Long-term Debt

The Company's three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provides the Company with a maximum available credit limit of $22 million. This agreement expires in February, 2006. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million for 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with the covenants under the agreement. The balance outstanding on the Company's line of credit at August 2, 2003 was $16,768,000.

The Company has negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company has obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of Company common stock, and Mr. Lester is also a director of the Company. Until November 15, 2003, RonHow, LLC, also has the option to further increase the credit to the Company by purchasing an additional participation of up to $1 million. Wells Fargo will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the Wells Fargo credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances after January 31, 2004, provided the Company meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. This average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility.

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

  Commitments and Contingencies

  The Company is from time to time involved in routine litigation incidental to the conduct of its business. On March 21, 2003, Harold's Stores, Inc. was notified that it was named as a defendant in a lawsuit filed by Craig Realty Group Anthem LP, case number CIV 03 0545 PHX MS in U.S. District Court, District of Arizona. The lawsuit stems from the Company's closing of its New River, Arizona outlet location on March 2, 2003. The suit alleges that the Company violated its lease, including operating requirements, upon closing on such date and is seeking rental payments under the remaining lease, as well as liquidated damages associated with the failure to operate the store. Since vacating the premises on March 2, 2003, the Company has attempted to settle the lease with the landlord and has continued to pay monthly rental payments under the lease, excluding any liquidated damages associated with failing to operate the store. The Company intends to vigorously defend the lawsuit, but is unable to predict the ultimate outcome. The Company's store closing expenses for the first half of 2003 include estimated costs associated with the settlement of this lease, but such accrual may be insufficient if the landlord is successful in its claim for liquidated damages. The Company is not a party to, nor is any of its property subject to, any other material pending legal proceedings.

  Preferred Stock

  On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The initially issued shares of Series 2003-A Preferred Stock are convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. Excluding the Series 2003-A Preferred Stock purchased in this transaction, Inter-Him, N.V. owned 44.9% of the Company's outstanding shares of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock). As a result of the sale of the 2003-A Preferred Stock and related dividends, the percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal increased to 69.9% (assuming conversion of all of the Company's outstanding preferred stock). Proceeds from the sale of the Series 2003-A Preferred Stock were used for general working capital needs of the Company and to reduce debt levels.

  Stock Options

  The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

  Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No, 123, the Company's 2003 and 2002 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2003. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In thousands, except per share data)

Net loss applicable to common stockholders, as reported	$(2,535)	$(6,410)	$(5,050)	$(7,274)

Add:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-

Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	102	45	362	342

Pro forma net loss applicable to common stockholders	$(2,637)	$(6,455)	$(5,412)	$(7,616)

Net loss per average common share:
Basic, as reported	$(0.42)	$(1.05)	$(0.83)	$(1.19)
Basic, pro forma	$(0.43)	$(1.06)	$(0.89)	$(1.25)

Diluted, as reported	$(0.42)	$(1.05)	$(0.83)	$(1.19)
Diluted, pro forma	$(0.43)	$(1.06)	$(0.89)	$(1.25)

  Revenue Recognition

  Sales from store locations represented 100% of the Company's total sales for the first two quarters of 2003. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

  Reclassifications

Certain reclassifications have been made to the February 1, 2003 balances to conform to the August 2, 2003 presentation.

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(70.2)	(87.8)	(70.6)	(76.2)

Selling, general and administrative expenses	(32.6)	(37.5)	(30.2)	(33.7)

Depreciation and amortization	(4.8)	(5.0)	(4.3)	(4.6)

Store closing expenses	(2.4)	-	(3.7)	-

Interest expense	(1.0)	(1.6)	(1.0)	(1.4)

Loss before income taxes	(11.0)	(31.9)	(9.8)	(15.9)

Benefit for income taxes	-	-	-	-

Net loss	(11.0)%	(31.9)%	(9.8)%	(15.9)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales (000's)	19,561	19,520	44,255	43,664

Total sales increase (decline)	0.2%	(16.4)%	1.4%	(12.7)%
Change in comparable store sales (52 week basis)	9.4%	(8.1)%	7.9%	(5.5)%
Store locations:
Existing stores	45	51	50	52
Stores closed	(3)	(1)	(8)	(2)
New stores opened	-	-	-	-
Total stores at end of period	42	50	42	50

The Company opened no new locations during the twenty-six weeks ended August 2, 2003 and August 3, 2002 and closed eight locations during the twenty-six weeks ended August 2, 2003 compared to two store closing during the twenty-six weeks ended August 3, 2002. Despite these closings, the Company experienced an increase in total sales compared to the prior year period. The increase in total sales growth is primarily due to the favorable response of the Company's customers to spring and summer merchandise assortments. The Company also experienced a strong response to its direct mail contacts sent during the first half of 2003.

The Company's gross margin was 29.8% for the second quarter of 2003, as compared to 12.2% in the same period of last year. The gross margin also increased for the twenty-six week period ended August 2, 2003 to 29.4% from 23.8% in the same period of the prior year. These significant increases in the gross margin are primarily attributable to increasing comparative sales resulting from customer acceptance of the Company's merchandise assortments which also led to fewer markdowns. The Company's current inventory holdings are more current than last year, currently resulting in fewer markdowns.

Selling, general and administrative expenses (including advertising and catalog production costs) decreased 4.9 percentage points as a percent of sales for the second quarter of 2003 compared to the second quarter of 2002 and decreased 3.5 percentage points for the twenty-six weeks ended August 2, 2003 compared to the same period of the prior year. The decrease is principally a result of savings experienced due to the corporate restructuring in the fourth quarter of 2002 as well as leveraging of expenses due to the comparable store sales increases.

The Company reported a loss before income tax of $2,159,000 or $0.42 per share during the second quarter of 2003, as compared to a loss before income tax of $6,231,000 or $1.05 per share for the second quarter of last year. For the twenty-six week period ended August 2, 2003, the Company reported a loss before income tax of $4,348,000 or $0.83 per share compared to a loss before income tax of $6,926,000 or $1.19 per share for the same period of the prior year. Included in the results of the first half of 2003 are costs associated with the closing of eight unprofitable stores as discussed above, and losses associated with an event conducted to liquidate excess inventory. Operating losses in the first half of 2003 from the closed stores and the liquidation event were $1,187,000 and store closing expenses were $1,630,000.

The average balance of total outstanding debt was $18,478,000 for the twenty-six weeks ended August 2, 2003 compared to $20,587,000 for the same period of 2002. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $5,000,000 in February 2003 and the application of the proceeds of such sale to reduce debt. Interest expense as a percent of sales declined in the first half of 2003 compared to the comparable 2002 period due to the reduction of debt mentioned above and the increase in sales.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit cash flows of $3,900,000 for the twenty-six weeks ended August 2, 2003 compared to surplus cash flows of $2,341,000 for the twenty-six weeks ended August 3, 2002. This decline in cash flows is principally related to the receipt of an income tax receivable of $4,228,000 in the first half of 2002 but no such receipt in 2003. Also, the decrease in merchandise inventories for the first half of 2003 was only $955,000 compared to a decrease of $4,146,000 for the same period of the prior year. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and to return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholder, there can be no assurances that these, or any other financing resources will be available for future needs.

On February 5, 2003, the Company entered into a new three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") providing the Company with maximum available credit of $22 million. This agreement expires in February 2006. The Wells Fargo credit facility replaced the Company's prior credit arrangement with Bank of America, N.A., which was paid off on February 5, 2003 in conjunction with the initial funding of the new credit facility. The new credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million in 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with all covenants under the agreement. The balance outstanding on the Company's line of credit at August 2, 2003 was $16,768,000.

The Company has negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company has obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of Company common stock, and Mr. Lester is also a director of the Company. Until November 15, 2003, RonHow, LLC, also has the option to further increase the credit to the Company by purchasing an additional participation of up to $1 million. Wells Fargo will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the Wells Fargo credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances after January 31, 2004, provided the Company meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. This average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility.

At August 2, 2003 there was approximately $3.3 million available under the WFRF line. The Company's credit line had an average balance of $16,648,000 and $16,235,000 for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. During the twenty-six weeks ended August 2, 2003, the WFRF line of credit had a high balance of $19,620,000. The balance outstanding on August 2, 2003 was $16,768,000. In 2002, there existed a term loan with a balance of $1,500,000 at August 3, 2002. The term loan was combined with the WFRF line of credit upon refinancing in February 2003.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	August 2, 2003	February 1, 2003	August 3, 2002

Working capital (000's)	$18,653	$16,401	$18,645
Current ratio	2.95:1	2.24:1	3.21:1
Ratio of working capital to total assets	.47:1	.39:1	.43:1
Ratio of total debt to stockholders' equity*	1.80:1	1.88:1	.73:1

*	Preferred stock is treated as equity for this calculation, however, it is classified as mezzanine financing on the balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the second quarter of 2003 that would materially alter the Company's market risk exposures.

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

  Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the financial statements included in this report for a description of pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of the Company was held on June 19, 2003. The following matters were submitted to a vote of the Company's shareholders:

  The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

Director	Votes For		Votes Withheld

Clark J. Hinkley	3,336,319		-

Rebecca Powell Casey	2,509,143		1,239,839

William E. Haslam	531,111	*	-

James D. Abrams	3,648,612		-

Robert L. Anderson	531,111	*	-

Margaret A. Gilliam	3,648,612		-

W. Howard Lester	531,111	*	-

Leonard M. Snyder	4,167,603		-

  *The Company has three series of preferred stock as follows: Amended Series 2001-A, Series 2002-A and Series 2003-A ("Preferred Stock"). The holders of Preferred Stock are entitled to vote together with all the other holders of the Company's Common Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Preferred Stock are entitled voting as a separate class to elect a specified number of directors. With respect to these three directors, the votes represent shares of Preferred Stock voted in favor of their election.

  The proposal to approve conversion rights for the 2002-A and 2003-A Preferred Stock as described in the Proxy Statement of the Company dated May 7, 2003, was approved as follows:

Votes For	Votes Against	Abstentions

3,047,301	152,647	3,183

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

    Reports on Form 8-K: The Company filed a Form 8-K dated June 3, 2003, reporting under Item 9 a press release announcing its earnings and operating results for the quarterly period ended May 3, 2003. The Company also filed a Form 8-K dated July 10, 2003, reporting under Item 5 an amendment to its Loan and Security Agreement with Wells Fargo Retail Finance II LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: September 16, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350