Form 10-Q
period 2003-11-01
HAROLDS STORES INC
filed 2003-12-16
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 30, 2003, the registrant had 6,099,503 shares of Common Stock outstanding.

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In Thousands)

	November 1, 2003	February 1, 2003
	(Unaudited)

Current assets:

Cash and cash equivalents	$ 425	$ 483
Trade accounts receivable, less allowance for doubtful accounts of $200 in November and February	7,909	6,365
Note and other receivables	108	219
Merchandise inventories	21,281	20,630
Prepaid expenses	1,981	1,960

Total current assets	31,704	29,657

Property and equipment, at cost	31,495	30,632
Less accumulated depreciation and amortization	(20,570)	(17,868)

Net property and equipment	10,925	12,764

Total assets	$42,629	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' DEFICIT (In Thousands Except Share Data)

	November 1, 2003	February 1, 2003
	(Unaudited)

Current liabilities:

Accounts payable	$ 6,786	$ 10,026
Redeemable gift certificates	782	1,155
Accrued payroll expenses and bonuses	883	734
Accrued rent expense	54	76
Current maturities of long-term debt	277	1,265

Total current liabilities	8,782	13,256

Accrued rent expense, net of current maturities	1,248	1,378
Long-term debt, net of current maturities	21,495	17,713

Total liabilities	31,525	32,347

Commitments and contingencies (See Note 7)

Preferred stock of $.01 par value
Amended Series 2001-A, authorized 600,000 shares, issued and outstanding 331,631 in November and 328,484 in February	6,609	6,495
Series 2002-A, authorized 300,000 shares, issued and outstanding 208,803 in November and 202,627 in February	4,125	3,980
Series 2003-A, authorized 100,000 shares, issued and outstanding 52,024 in November and none in February	5,191	-
2001-A and 2002-A entitled to $20.00 per share, and 2003-A entitled to $100.00 per share, in each case plus accrued but unpaid dividends in liquidation

	15,925	10,475

Stockholders' deficit:

Common stock of $.01 par value Authorized 25,000,000 shares; issued and outstanding 6,099,503 in November and 6,099,503 in February	61	61
Additional paid-in capital	34,224	34,224
Accumulated deficit	(39,104)	(34,684)
	(4,819)	(399)
Less: Treasury stock of 205 shares in November and February recorded at cost	(2)	(2)
Total stockholders' deficit	(4,821)	(401)

Total liabilities and stockholders' deficit	$42,629	$42,421

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(Unaudited)

Sales	$23,863	$21,355	$68,118	$65,019

Costs and expenses:
Costs of goods sold (including occupancy and central buying expenses, exclusive of items shown separately below)	14,776	14,655	46,033	47,908

Selling, general and administrative expenses	6,947	7,525	20,325	22,260

Depreciation and amortization	909	980	2,817	2,967

Store closing expenses	-	-	1,630	-

Interest expense	221	325	650	940

Total costs and expenses	22,853	23,485	71,455	74,075

Income (loss) before income taxes	1,010	(2,130)	(3,337)	(9,056)

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$1,010	$(2,130)	$(3,337)	$(9,056)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Net income (loss)	$1,010	$(2,130)	$(3,337)	$(9,056)

Less: Preferred stock dividends and accretion of preferred stock issuance costs	381	234	1,083	583

Net income (loss) applicable to common stockholders	$ 629	$(2,364)	$(4,420)	$(9,639)

Net income (loss) per common share:
Basic	$0.10	$(0.39)	$(0.72)	$(1.58)
Diluted	$0.06	$(0.39)	$(0.72)	$(1.58)

HAROLD'S STORES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	39 Weeks Ended
	November 1, 2003	November 2, 2002
	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,337)	$(9,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,817	2,967
(Gain) loss on sale of assets	(11)	89
Shares issued to members of the board of directors	-	12
Changes in assets and liabilities:
Increase in trade and other accounts receivable	(1,442)	(294)
Increase in merchandise inventories	(651)	(321)
(Increase) decrease in prepaid expenses	(21)	130
Decrease in prepaid income tax	-	4,237
Decrease in accounts payable	(3,240)	(148)
Decrease in accrued expenses	(376)	(391)

Net cash used in operating activities	(6,261)	(2,775)

Cash flows from investing activities:
Acquisition of property and equipment	(1,045)	(1,415)
Proceeds from disposal of property and equipment	77	110
Issuance of note receivable	-	(80)
Payments received for notes receivable	9	8

Net cash used in investing activities	(959)	(1,377)

Cash flows from financing activities:
Payments on long-term debt	(1,201)	(1,645)
Advances on revolving line of credit	78,424	80,855
Payments on revolving line of credit	(74,429)	(78,953)
Proceeds from the issuance of common stock	-	11
Proceeds from sale of preferred stock	4,986	3,960
Preferred stock dividends	(618)	(162)

Net cash provided by financing activities	7,162	4,066

Decrease in cash	(58)	(86)
Cash and cash equivalents at beginning of period	483	562
Cash and cash equivalents at end of period	$ 425	$ 476

Non-cash investing and financing activities:
Issuance of stock to members of the board of directors	-	12
Preferred stock dividends payable in shares of stock	389	367

HAROLD'S STORES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2003 and November 2, 2002

(Unaudited)

1. Unaudited Interim Periods

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of November 1, 2003 and the results of its operations and cash flows for the thirteen-week periods and thirty-nine-week periods ended November 1, 2003 and November 2, 2002. The results of operations for the thirteen-week periods and thirty-nine-week periods ended November 1, 2003 and November 2, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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

  Impact of New Accounting Pronouncements

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This accounting treatment differs from the provisions of EITF 94-3, under which liabilities associated with exit or disposal activities were generally recognized upon the Company's commitment to, and communication of, an exit or disposal activity. This statement also states that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new standard effective January 1, 2003. During the thirteen weeks ended May 3, 2003 the Company decided to close seven unprofitable store locations: Tampa, Florida; Memphis (Wolfchase), Tennessee; Phoenix, Arizona; Hillsboro, Texas (outlet); San Marcos, Texas (outlet); New River, Arizona (outlet) and Dawsonville, Georgia (outlet). Five of these store locations were closed and 44 store personnel terminated during the thirteen weeks ended May 3, 2003. The two remaining store locations were closed by June 1, 2003. Twenty-three store personnel were terminated as a result of these two store closings. During 2002, the Company accelerated the amortization of the assets related to these stores (primarily leasehold improvements) so that they would be fully amortized at the expected date of closure. The approximate amount of accelerated amortization included in 2002 was $730,000. In addition to the seven stores mentioned above, a decision was made during the second quarter of 2003 to close one additional unprofitable store location in Skokie, Illinois. Four store personnel were terminated as a result of this store closing. During the first and second quarters of 2003, the Company recorded the exit costs associated with closing the stores of approximately $1.6 million, consisting primarily of lease termination costs of approximately $1.2 million. These costs are included in store closing expenses in the accompanying consolidated statement of operations. The Company does not expect any additional significant costs associated with these store closings and does not anticipate any other store closings during 2003. Of the $1.6 million in closing expenses, approximately $82,000 is included in accounts payable at the end of the third quarter 2003.

  On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance under EITF 00-14. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments: 1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis, or 2. obligations that can be settled in shares but meet one of the following conditions: derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this standard, beginning August 3, 2003, did not have a material impact on the Company's consolidated financial position.

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On October 8, 2003, the FASB deferred the effective date of FIN 46 for all variable interests held in all entities acquired prior to February 1, 2003 until December 31, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position.

  Long-term Debt

The Company's three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provides the Company with a maximum available credit limit of $22 million. This agreement expires in February, 2006. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million for 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with the covenants under the agreement. The balance outstanding on the Company's line of credit at November 1, 2003 was $20,088,000 which includes the $2 million outstanding under the bridge facility discussed below.

Subsequent to securing the initial credit facility, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company. The full $2 million was outstanding as of November 1, 2003. Until November 15, 2003, RonHow, LLC, also had the option to further increase the credit to the Company by purchasing an additional participation of up to $1 million. This option was not exercised and expired subsequent to the end of the third quarter. Wells Fargo will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the Wells Fargo credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances after January 31, 2004, provided the Company meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. This average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility.

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

  Commitments and Contingencies

  The Company is from time to time involved in routine litigation incidental to the conduct of its business. On March 21, 2003, Harold's Stores, Inc. was notified that it was named as a defendant in a lawsuit filed by Craig Realty Group Anthem LP, case number CIV 03 0545 PHX MS in U.S. District Court, District of Arizona. The lawsuit stemmed from the Company's closing of its New River, Arizona outlet location on March 2, 2003. The suit alleged that the Company violated its lease, including operating requirements, upon closing on such date and sought rental payments under the remaining lease, as well as liquidated damages associated with the failure to operate the store. This suit was settled during October 2003 through a full and final settlement payment being made by the Company. The Company is not a party to, nor is any of its property subject to, any other material pending legal proceedings.

  Preferred Stock

  On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The initially issued shares of Series 2003-A Preferred Stock are convertible into common stock at a fixed rate of $1.15 per share, and otherwise provide rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. Excluding the Series 2003-A Preferred Stock purchased in this transaction, Inter-Him, N.V. owned 44.9% of the Company's outstanding shares of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock). As a result of the sale of the 2003-A Preferred Stock and related dividends, the percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal increased to 52.6% (assuming full conversion of all of the Company's outstanding preferred stock by all holders). Proceeds from the sale of the Series 2003-A Preferred Stock were used for general working capital needs of the Company and to reduce debt levels.

  Stock Options

  The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

  Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, the Company's 2003 and 2002 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2003. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In thousands, except per share data)

Net income (loss) applicable to common stockholders, as reported	$ 629	$(2,364)	$(4,420)	$ (9,639)

Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-	-	-	-

Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	94	132	456	474

Pro forma net income (loss) applicable to common stockholders	$ 535	$(2,496)	$(4,876)	$(10,113)

Net income (loss) per average common share:
Basic, as reported	$0.10	$(0.39)	$(0.72)	$(1.58)
Basic, pro forma	$0.09	$(0.41)	$(0.80)	$(1.66)

Diluted, as reported	$0.04	$(0.39)	$(0.72)	$(1.58)
Diluted, pro forma	$0.03	$(0.41)	$(0.80)	$(1.66)

  Revenue Recognition

  Sales from store locations represented nearly 100% of the Company's total sales for the three quarters of 2003. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. The sales related to these catalogs have been less than one percent of total year-to-date sales and a return reserve has been established. Direct channel sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

  Earnings per Share

  Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(in thousands)

Net income (loss) applicable to common shareholders - basic	$ 629	$(2,364)	$(4,420)	$(9,639)

Preferred stock dividends	356	-	-	-

Net income (loss) applicable to common shareholders - diluted	$ 985	$(2,364)	$(4,420)	$(9,639)

Net income (loss) applicable to common shares

Average common shares outstanding	6,100	6,100	6,100	6,096

Effect of dilutive securities:
Employee stock options	171	-	-	-

Convertible preferred stock	11,121	-	-	-

Diluted average common shares outstanding	17,392	6,100	6,100	6,096

  Approximately 1,751,000 shares and 2,296,000 shares for the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and approximately 2,030,000 shares and 1,846,000 shares for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period.

  Reclassifications

Certain reclassifications have been made to the February 1, 2003 balances to conform to the November 1, 2003 presentation.

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

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	(61.9)	(68.6)	(67.6)	(73.7)

Selling, general and administrative expenses	(29.1)	(35.2)	(29.8)	(34.2)

Depreciation and amortization	(3.9)	(4.6)	(4.1)	(4.6)

Store closing expenses	-	-	(2.4)	-

Interest expense	(0.9)	(1.5)	(1.0)	(1.4)

Income (loss) before income taxes	4.2	(10.0)	(4.9)	(13.9)

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	4.2%	(10.0)%	(4.9)%	(13.9)%

The following table reflects the sources of the changes in Company sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Sales (000's)	23,863	21,355	68,118	65,019

Total sales increase (decline)	11.7%	(14.5)%	4.8%	(13.3)%
Change in comparable store sales (52 week basis)	25.6%	(11.0)%	13.5%	(7.4)%
Store locations:
Existing stores	42	50	50	52
Stores closed	-	-	(8)	(2)
New stores opened	-	-	-	-
Total stores at end of period	42	50	42	50

The Company opened no new locations during the thirty-nine weeks ended November 1, 2003 and November 2, 2002 and closed eight locations during the thirty-nine weeks ended November 1, 2003 compared to two store closings during the thirty-nine weeks ended November 2, 2002. Despite these closings, the Company experienced an increase in total sales compared to the prior year period. The increase in total sales growth is primarily due to the favorable response of the Company's customers to the 2003 merchandise assortments.

The Company's gross margin was 38.1% for the third quarter of 2003, as compared to 31.4% in the same period of last year. The gross margin also increased for the thirty-nine week period ended November 1, 2003 to 32.4% from 26.3% in the same period of the prior year. These significant increases in the gross margin are primarily due to strong customer acceptance of the Company's merchandise assortments resulting in increased full-price selling and fewer needed markdowns.

Selling, general and administrative expenses (including advertising and catalog production costs) decreased 6.1 percentage points as a percent of sales for the third quarter of 2003 compared to the third quarter of 2002 and decreased 4.4 percentage points for the thirty-nine weeks ended November 1, 2003 compared to the same period of the prior year. The decrease is principally a result of savings experienced due to the corporate restructuring in the fourth quarter of 2002 as well as leveraging of expenses due to the comparable store sales increases.

The Company reported net income of $1,010,000 or $0.06 per diluted share ($0.10 per basic share) during the third quarter of 2003, as compared to a net loss of $2,130,000 or $0.39 per diluted and basic share for the third quarter of last year. For the thirty-nine week period ended November 1, 2003, the Company reported a net loss of $3,337,000 or $0.72 per share compared to a net loss of $9,056,000 or $1.58 per share for the same period of the prior year. Included in the results of the 2003 period are costs associated with the closing of eight unprofitable stores as discussed above, and losses associated with an event conducted to liquidate excess inventory. The store closing expenses recorded in the first half of 2003 were $1,630,000.

The average balance of total outstanding debt was $19,102,000 for the thirty-nine weeks ended November 1, 2003 compared to $19,655,000 for the same period of 2002. This decrease in average balances resulted principally from the sale of preferred stock in the amount of $5,000,000 in February 2003 and the application of the proceeds of such sale to reduce debt. Interest expense declined during the three quarters of 2003 as compared to the comparable 2002 period due to the reduction of debt mentioned above and lower interest rates on the Company's revolving line of credit.

The third quarter of 2003 is the first profitable quarter the Company has reported in the last four years and reflects the effects of various actions taken by the Company in the last several quarters to restore ongoing profitability. The trends are positive and the Company is optimistic, but there is no assurance that the Company has achieved its goal of ongoing profitability.

Liquidity and Capital Resources

The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $6,261,000 for the thirty-nine weeks ended November 1, 2003 compared to deficit operating cash flows of $2,775,000 for the thirty-nine weeks ended November 2, 2002. This decline in cash flows is principally related to the receipt of an income tax receivable of $4,228,000 in the first half of 2002 but no such receipt in 2003. Also, the decrease in accounts payable for 2003 was $3,240,000 compared to a decrease of only $148,000 for the same period of the prior year. These decreases were partially offset by the reduction in net losses for 2003 compared to 2002. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholder, there can be no assurances that these, or any other financing resources will be available for future needs.

On February 5, 2003, the Company entered into a new three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") providing the Company with maximum available credit of $22 million. This agreement expires in February 2006. The Wells Fargo credit facility replaced the Company's prior credit arrangement with Bank of America, N.A., which was paid off on February 5, 2003 in conjunction with the initial funding of the new credit facility. The new credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2 million in 2003. Interest rates under the facility are at Prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. As of the date of this report, the Company was in compliance with all covenants under the agreement. The balance outstanding on the Company's line of credit at November 1, 2003 was $20,088,000.

Subsequent to securing the initial credit facility, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of Company common stock, and Mr. Lester is also a director of the Company. Until November 15, 2003, RonHow, LLC, also had the option to further increase the credit to the Company by purchasing an additional participation of up to $1 million. This option was not exercised and expired subsequent to the end of the third quarter. Wells Fargo will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the Wells Fargo credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances after January 31, 2004, provided the Company meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. This average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility.

At November 1, 2003 there was approximately $4.3 million available under the WFRF line. The Company's credit line had an average balance of $17,312,000 and $15,577,000 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. During the thirty-nine weeks ended November 1, 2003, the WFRF line of credit had a high balance of $20,658,000. The balance outstanding on November 1, 2003 was $20,088,000. In 2002, there existed a term loan with a balance of $1,250,000 at November 2, 2002. The term loan was combined with the WFRF line of credit upon refinancing in February 2003.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

	November 1, 2003	February 1, 2003	November 2, 2002

Working capital (000's)	$22,922	$16,401	$21,484	(1)
Current ratio	3.61:1	2.24:1	2.95:1	(1)
Ratio of working capital to total assets	.54:1	.39:1	.45:1	(1)
Ratio of total debt to stockholders' equity*	1.96:1	1.88:1	1.16:1

*	Preferred stock is treated as equity for this calculation, however, it is classified as mezzanine financing on the balance sheet.
(1)	These amounts and ratios include the Company's Bank of America debt as non-current due to the Company's subsequent transaction to close on a three-year credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the third quarter of 2003 that would materially alter the Company's market risk exposures.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the financial statements included in this report for a description of developments in legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 1, 2003, 1,028 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a pro rata dividend to the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 59.88 shares of Company common stock.

Also on October 1, 2003, 2,135 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 11.98 shares of Company common stock.

Finally, on November 1, 2003, 1,086 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to an existing holder of 2001 Preferred, at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 6.87 shares of Company common stock.

Because the shares of 2003 Preferred, 2002 Preferred and 2001 Preferred described above were all issued as stock dividends in accordance with the original terms of each series, the Company believes that no sale of securities has occurred which would require the registration of such shares under the Securities Act. However, even if the issuance of such shares is deemed to be a sale for purposes of the Securities Act, the Company believes the issuance of such shares was, in each case, exempt from registration under the Securities Act pursuant to Section 4(2) thereof. These shares were issued without any public solicitation to a limited group of investors, all of whom are either directors of the Company or beneficially own in excess of 10% of the Company's outstanding common stock and all of whom acquired such shares for investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.1

Assignment and Assumption of Lease Agreement and Third Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

    Reports on Form 8-K: The Company filed a Form 8-K dated August 28, 2003, reporting under Item 12 a press release announcing its earnings and operating results for the quarterly period ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HAROLD'S STORES, INC.

By: /s/ Clark J. Hinkley

Clark J. Hinkley

Chief Executive Officer

By: /s/ Jodi L. Taylor

Jodi L. Taylor

Chief Financial Officer

Date: December 16, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Assignment and Assumption of Lease Agreement and Third Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350