Form 10-K
period 2004-01-31
HAROLDS STORES INC
filed 2004-04-30
CIK 818682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-10892

HAROLD'S STORES, INC. (Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1308796 (IRS Employer Identification No.)

5919 Maple Avenue Dallas, Texas 75235 (Address of principal executive offices) (Zip Code)	(214) 366-0600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	American Stock Exchange

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At August 2, 2003--$3,403,436.

On March 15, 2004 the registrant had 6,212,142 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2004 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III.

Harold's Stores, Inc. & Subsidiaries Index to Annual Report on Form 10-K For the Period Ended January 31, 2004

Part I.

	Item	1.	Business	3

	Item	2.	Properties	7

	Item	3.	Legal Proceedings	8

	Item	4.	Submission of Matters to a Vote of Security Holders	8

Part II.

	Item	5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equty Securities	8

	Item	6.	Selected Financial Data	9

	Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item	7A.	Quantitative and Qualitative Disclosure about Market Risk	15

	Item	8.	Consolidated Financial Statements and Supplementary Data	16

	Item	9.	Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure	17

	Item	9A.	Controls and Procedures	17

Part III.

	Item	10.	Directors and Executive Officers of the Registrant	17

	Item	11.	Executive Compensation	17

	Item	12.	Security Ownership of Certain Beneficial Owners and Management	17

	Item	13.	Certain Relationships and Related Transactions	17

	Item	14.	Principal Accountant Fees and Services	17

Part IV.

	Item	15.	Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K	17

Signatures				19

PART I.

ITEM 1. BUSINESS

General

Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a chain of women's and men's specialty apparel stores in 19 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive women's and men's apparel and accessories. More than 95% of sales consists of the Company's designs controlled by Harold's own designers and merchants and sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

As of January 31, 2004, the Company's 42 stores were comprised of 39 full-price retail stores and three outlet stores to clear markdowns and slow-moving merchandise, in addition to limited merchandise produced specifically for the outlets. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2004, 2003, 2002 and 2001 refer to the years ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Each of the years mentioned comprised 52-week years.

Developments in 2003 and Subsequent to Year End

There was an increase in comparable store sales of 11.3% for 2003, compared to a decline of 9.9% for 2002. The Company believes that the increases experienced in comparable store sales during 2003 were primarily attributable to a better response to the Company's merchandise offerings in key styles particularly during the fall season. The Company's average sales per square foot for retail stores excluding outlets open during the entire year were $380 and $324 for 2003 and 2002, respectively.

The Company believes that its future success will be achieved by increasing sales momentum at existing stores, focusing on the fashion needs of its target customer and expanding the number of its women's and men's apparel stores. During 2003, the Company did not open any new stores in order to focus on reinvigorating the Harold's brand. Conversely, the Company was able to close eight unprofitable locations. Once a profitable growth trend has been re-established, the Company plans to resume a store expansion program. The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. The Company currently does not plan to open any new stores during 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for further information.

On February 9, 2004, the Company announced the hiring of a new President and Chief Executive Officer. Hugh W. Mullins, former Chairman and Chief Executive Officer of Neiman Marcus Stores, joined the Company and Clark J. Hinkley announced his retirement as Chief Executive Officer of the Company. An employment agreement was entered into with Mr. Mullins, whereby he will receive annual base salary of $600,000 and 300,000 shares of common stock options. He will also become a member of the Board of Directors of the Company. At the same time, an amendment was done to Mr. Hinkley's employment contract. Mr. Hinkley's base salary will remain at the annual rate of $450,000 through June 2004, at which time it will reduce to $250,000 per annum through January 31, 2005. Mr. Hinkley will remain on the Board of Directors of the Company through June 2006.

On April 29, 2004 the Company announced the completion of an amendment to its existing credit facility with Wells Fargo Retail Finance II, LLC ("WFRF") which increased the Company's borrowing availability under the facility. The amendment provides for an increase in the maximum inventory advance rate cap and maximum revolver amount, as well as extension of the credit facility for one year to February 5, 2007. Additionally, the amendment provided for an increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the loan participation agreement between WFRF and RonHow, LLC, an entity established in July 2003 which is owned and controlled directly or indirectly by certain of the Company's principal shareholders. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation--Developments Subsequent to Year End" for additional information on this transaction.

Retail Merchandising

The Company's merchandise mix in women's apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 95% of its women's apparel sales are attributable to the Company's product development and proprietary label programs. In 2003 and 2002, women's apparel accounted for approximately 78% and 76% of sales, respectively.

The men's apparel product line includes tailored clothing, furnishings, sportswear, outerwear and shoes in updated classic styles. In 2003, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In 2003 and 2002, men's apparel accounted for approximately 22% and 24% of sales, respectively.

The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

	2003		2002		2001
	(Dollar amounts in thousands)

Women's Merchandise
Apparel and Accessories	65,918	71.9%	$62,712	69.8%	$ 72,549	69.3%
Handbags and Belts	1,392	1.5	1,954	2.2	2,049	2.0
Shoes	4,629	5.1	3,711	4.1	4,795	4.6

Men's Merchandise
Suits, Sportcoats, Slacks and Furnishings	9,317	10.2	9,773	10.9	10,788	10.3
Sportswear and Accessories	9,479	10.3	10,725	12.0	12,932	12.4
Shoes	948	1.0	871	1.0	1,255	1.2

Other	-	0.0	35	0.0	256	0.2

Total:	$91,683	100.0%	$89,781	100.0%	$104,624	100.0%

Company Stores

The Company's stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of January 31, 2004, with selected information for each location.

Metropolitan Area	Location	Type of Location	Square Footage
Atlanta, GA	Lenox Square	Regional Shopping Center	6,861
Atlanta, GA	Perimeter Center	Regional Shopping Center	5,250
Austin, TX	Arboretum Market Place	Specialty Center	4,787
Austin, TX(1)	8611 N. Mopac Expressway	Free Standing	13,200
Baton Rouge, LA	Citiplace Market Center	Specialty Center	5,200
Birmingham, AL	The Summit Shopping Center	Specialty Center	5,500
Charlotte, NC	Shops on the Park	Specialty Center	4,000
Dallas, TX	Dallas Galleria	Regional Shopping Center	8,079
Dallas, TX	Highland Park Village	Specialty Center	7,503
Ft. Worth, TX	University Park Village	Specialty Center	6,000
Greenville, SC	Greenville Mall	Regional Shopping Center	5,076
Houston, TX	Highland Village	Specialty Center	6,189
Houston, TX	Town and Country Village	Specialty Center	5,883
Houston, TX	Champions Forest Plaza	Specialty Center	5,500
Indianapolis, IN	Keystone Fashion Mall	Regional Shopping Center	3,829
Jackson, MS	The Rogue Compound	Free Standing	3,000
Kansas City, MO	Country Club Plaza	Specialty Center	4,155
Katy, TX(1) (2) (Houston metro)	Katy Mills Outlet	Regional Outlet Center	10,000
Leawood, KS (Kansas City metro)	Town Center Plaza	Specialty Center	5,000
Littleton, CO (Denver metro)	Park Meadows Mall	Regional Shopping Center	5,465
Louisville, KY	Mall St. Matthews	Regional Shopping Center	4,292
Lubbock, TX	8201 Quaker Avenue	Specialty Center	3,897
Marietta, GA (Atlanta metro)	The Avenue East Cobb	Specialty Center	5,020
McLean, VA	Tyson's Galleria	Regional Shopping Center	5,083
Memphis, TN	Poplar Avenue	Specialty Center	5,085
Nashville, TN	The Mall at Greenhills	Regional Shopping Center	5,975
Norman, OK	Campus Corner Center	Specialty Center	8,402
Norman, OK(1)	575 S. University Blvd.	Free Standing	12,382
Oakbrook, IL (Chicago Metro)	Oakbrook Center	Regional Shopping Center	4,860
Oklahoma City, OK	50 Penn Place	Specialty Center	13,402
Omaha, NE	One Pacific Place	Specialty Center	4,397
Palo Alto, CA (San Francisco Metro)	Stanford Shopping Center	Regional Shopping Center	4,275
Plano, TX (Dallas metro)	Park and Preston	Free Standing	5,525
Raleigh, NC	Crabtree Valley Mall	Regional Shopping Center	5,205
Richmond, VA	River Road Shopping Center	Specialty Center	5,000
Salt Lake City, UT	Trolley Square Center	Specialty Center	5,716
San Antonio, TX	Alamo Quarry Market	Specialty Center	5,500
Southlake, TX (Dallas metro)	Southlake Town Square	Specialty Center	5,462
St. Louis, MO	Plaza Frontenac	Specialty Center	4,216
Tulsa, OK	Farm Shopping Center	Specialty Center	3,888
Tulsa, OK	Utica Square	Specialty Center	7,686
Wichita, KS	The Bradley Fair Center	Specialty Center	5,500

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

Product Development and Sourcing Programs

The Company's product development and sourcing programs enable it to offer exclusive items not available in competing stores or catalogs. More than 95% of sales are merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes that this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to offer superior quality and fit as well as improve its initial mark up. The fit and quality of a garment are crucial to the Company's success. The Company believes it has improved these areas which has translated into improved sales. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company.

An important component of the Company's product development programs is market research of styles and fabrics. The Company's design team shops European and domestic markets for emerging fashion trends and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is implemented through its offices in New York and Dallas, Texas and its association with independent agents in Hong Kong; Florence, Italy; Istanbul, Turkey; and Porto, Portugal. The Company imports a significant portion of its merchandise directly from the Far East and Italy.

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

The Company's line of leather goods, which are sold in all store locations, is made and sourced through various third parties in Italy and Asia. Additionally, a growing portion of the assortment is represented by branded merchandise. Shoes, belts, handbags and small leather goods are often co-designed by the Company's merchandisers and manufacturing partners.

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

The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns have an adverse impact on earnings. Such impact is dependent upon the extent of the markdowns and the amount of inventory affected. The Company utilizes its outlet stores to dispose of prior season or slow moving merchandise as well as merchandise developed specifically for the outlet division. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is generally cleared periodically through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

The Company operates an 85,000 square foot distribution facility in Norman, Oklahoma capable of processing merchandise for 74 stores. With a modest additional investment, the facility will have the capability of processing merchandise for 138 stores. All of the Company's merchandise is routed through the distribution center from various manufacturers. The majority of merchandise arrives at the distribution center with bar coded tickets placed on the garment by the vendor allowing merchandise to be processed more efficiently. Each item is examined, sorted and boxed for shipment by common carrier to the Company's stores. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners.

Seasonality

The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2003, approximately 52% of the Company's sales occurred during the third and fourth quarters. The majority of the Company's cumulative net loss, however, was incurred during the first and second quarters.

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

Customer Credit

The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales as a percent of total sales were 84% in 2003, 73% in 2002 and 79% in 2001. In 2003, 34% of total sales were made with the Harold's credit card and 50% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 31, 2004, the provision for bad debts from Company credit card sales was approximately 0.6% of Harold's proprietary credit card sales for 2003. The Company's bad debt experience from the Harold's proprietary credit card has been relatively stable from year to year.

Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At January 31, 2004, the Company had approximately 17,371 active credit accounts and the average cardholder had a credit limit of $1,600 and an outstanding balance of $417. Charges by holders of the Company's credit card during 2003 totaled approximately $30,926,000. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,140,000, $1,152,000, and $1,074,000, in 2003, 2002, and 2001, respectively.

Advertising

The Company maintains an in-house marketing department, which produces in-house print advertising for daily and weekly newspapers and other print media, and designs the Company's direct mail pieces. In 2003, the Company spent approximately $4,190,000 (4.6% of sales) on advertising and direct mail production costs as compared to approximately $4,220,000 (4.7% of sales) in 2002. This expenditure includes the production and mailing costs associated with the Company's catalog. The marketing department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

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

Trademarks, Service Marks, and Copyrights

"Harold's", "Harold Powell", "Old School", "Old School Clothing Company", "OSCC Bespoke" and other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of various foreign countries. The Company files U.S. copyright registration on the original design and artwork purchased or developed by the Company.

The Company's three Houston stores and the Katy, Texas outlet bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

On March 15, 2004, the Company had approximately 367 full-time and 472 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

Store Leases

At January 31, 2004, the Company owned the Austin outlet store and leased 41 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Six of the leased stores open during all of 2003 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

Years Leases Expire	Number of Stores
2004	2
2005-2006	4
2007-2009	20
2010 and later	15

The Company generally has been successful in renewing its store leases as they expire.

During 2003, the Company did not enter into any new store leases. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $66 per square foot annually over the terms of the leases. Total base rent has continued to increase based on new store leases. Occupancy costs have increased slightly as the Company has entered new markets. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

	2003	2002	2001

Base rent	$8,544,000	$7,793,000	8,163,000
Additional rents computed as a percentage of sales	217,000	288,000	427,000

Total	$8,761,000	$8,081,000	8,590,000

Corporate Headquarters and Merchandise Buying Office

The Company leases a 46,132 square foot building used primarily as its corporate headquarters and a men's and ladies' buying office in Dallas, Texas. The lessor of the Dallas location is a limited partnership whose partners include W. Howard Lester, a director of the Company and a partnership which is comprised of partners Rebecca Powell Casey, an executive officer and director of the Company and certain of her family members. The lease, which was amended in 2003, expires September, 2010 with current monthly rent payments of $35,508 plus insurance and property taxes until March, 2004 at which time the monthly rent will become $25,441, plus insurance, utilities and property taxes until September, 2004 at which time the monthly rent will be $26,490, plus insurance, utilities and property taxes until November, 2005 at which time monthly rent will be $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

Administrative Offices and Distribution Center

During 2003, the Company owned a building in Norman, Oklahoma comprised of approximately 18,000 square feet. This space was being utilized by the Company for its administrative functions.

The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The owner and lessor of the distribution center is the limited partnership of which Rebecca Powell Casey and members of her family are partners. The term of the distribution center lease expires in June 2012, with annual rent increasing on a fixed scale from $358,649 in 2003 up to a maximum of $419,552 during the final year of the lease. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 15, 2004, there were 671 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price Ranges

2003	High	Low
1st Quarter	$1.20	$0.80
2nd Quarter	$1.70	$0.80
3rd Quarter	$3.40	$1.03
4th Quarter	$5.25	$2.35

2002	High	Low
1st Quarter	$2.75	$2.00
2nd Quarter	$2.95	$1.95
3rd Quarter	$2.00	$1.35
4th Quarter	$2.00	$1.02

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

The Company has three series of preferred stock outstanding, issued in 2001, 2002 and 2003 in the aggregate amount of $15 million. These shares are entitled to cumulative dividends of 10% on $6 million of preferred stock and 8% on the remaining $9 million, subject to reduction if certain profitability targets are met. See Note 7 to the Consolidated Financial Statements for additional information on the preferred stock.

During 2003, approximately $1,235,000 of preferred stock dividends were paid. Approximately $426,000 of the total preferred stock dividends was paid in additional shares of preferred stock (as provided by the terms of the preferred stocks) and approximately $809,000 was paid in cash.

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

	2003	2002	2001	2000*	1999
	(Dollar amounts in thousands, except per share data)
Statements of Earnings Data:
Sales	$91,683	89,781	104,624	127,484	136,262
Percentage increase (decrease)	2.1%	(14.2)%	(17.9)%	(6.4)%	5.4%

Gross profit on sales (1)	$27,320	23,074	22,590	33,708	41,125
Percentage of sales	29.8%	25.7%	21.6%	26.4%	30.2%

Net loss before income taxes	$(6,174)	(13,273)	(17,707)	(8,194)	(4,103)
Percentage of sales	(6.7)%	(14.8)%	(16.9)%	(6.4)%	(3.0)%

Net loss applicable to Common stockholders	$(7,480)	(17,342)	(15,264)	(4,916)	(2,462)
Percentage of sales	(8.2)%	(19.3)%	(14.6)%	(3.8)%	(1.8)%

Net loss per common share: Basic Diluted	$(1.22) $(1.22)	(2.84) (2.84)	(2.51) (2.51)	(0.81) (0.81)	(0.41) (0.41)

Other Operating Data:

Stores open at end of period	42	50	52	52	51
Increase (decrease) in comparable store sales
(52-53 week basis)	11.3%	(9.9%)	(16.3%)	(11.9%)	(3.1%)

Balance Sheet Data:

Working capital (2)	$ 888	309	8,761	10,947	18,008
Total assets	$37,163	42,968	54,589	68,353	74,643
Long-term debt, net of current maturities	$ 1,358	1,621	1,921	2,758	2,618
Stockholders' (deficit) equity	$ (7,655)	(401)	16,917	32,168	37,068
Stockholders' (deficit) equity per share	$(1.25)	(0.66)	2.78	5.29	6.10

*	Each of the years presented above is a 52 week year except for 2000 which was a 53 week year.
(1)	In accordance with retail industry practice, gross profit from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.
(2)

Long-term debt is classified as current to comply with accounting pronouncement EITF 95-22, but is treated as non-current for this calculation. See Note 5 to the Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table reflects items in the Company's statements of operations as a percentage of sales for the periods indicated:

	52 Weeks	52 Weeks	52 Weeks
	2003	2002	2001

Sales	100.0%	100.0%	100.0%

Cost of goods sold (including occupancy and central buying expenses)	(70.2)	(74.3)	(78.4)
Selling, general and administrative expenses	(29.4)	(33.4)	(30.2)
Depreciation and amortization	(4.4)	(4.4)	(4.1)
Restructuring charges	(1.8)	(1.2)	-
Goodwill impairment	-	-	(2.9)
Interest expense	(0.9)	(1.5)	(1.3)

Loss before income taxes	(6.7)	(14.8)	(16.9)

Provision (benefit) for income taxes	-	3.6	(2.9)

Net loss	(6.7)%	(18.4)%	(14.0)%

The following table reflects the increases and decreases in Company sales for the periods indicated:

	52 Weeks	52 Weeks	52 Weeks
	2003	2002	2001

Sales (000's)	$91,683	$89,781	$104,624

Total sales growth (decline)	2.1%	(14.2)%	(17.9)%
Increase (decrease) in comparable store sales	11.3	(9.9)	(16.3)

Store locations:
Existing stores, beginning of period	50	52	52
Stores closed	(8)	(2)	-
New stores opened during period	-	-	-
Total stores, end of period	42	50	52

During 2003, total sales increased 2.1% as compared to a decrease of 14.2% in 2002 and a decrease of 17.9% in 2001. No new locations were opened during 2003 or 2002, and two stores were closed in 2002 and eight in 2003. Comparable store sales increased 11.3% during 2003, compared to a decline of 9.9% in 2002. The Company believes that the increases experienced in comparable store sales during 2003 were primarily attributable to strong acceptance by customers to the merchandise assortments offered. The declines experienced in comparable store sales during 2002 were primarily attributable to the reasons mentioned below for total sales.

Total sales decreased 14.2% in 2002 as compared to a decrease of 17.9% in 2001. No new locations were opened during 2002 or 2001. Total Company comparable store sales declined 9.9% in 2002. The Company believes the sales decreases in 2002 were primarily attributable to sales declines experienced in the full-price retail stores during the fall and holiday periods, a result of inventory levels that were down considerably over the prior year and the difficult retail climate experienced by many retailers during the 2002 holiday period. The Company did not purchase deep enough quantities in certain key classifications of merchandise, and sales in the best-selling items were not maximized. Comparable store sales declined 13.8% during the fourth quarter in the 43 full-price retail stores as compared to a decline of 0.8% for the fourth quarter of prior year for the full-price retail stores. This was combined with significant sales declines in the outlet division. Comparable store sales in outlets declined 25.3% during 2002. The Company determined that it had too many outlet stores and closed four of the seven outlet stores in the first half of 2003. Since the Company purchased very little merchandise in 2002 directly for the outlet division, the outlet store inventories throughout the year were down significantly over the prior year. Additionally, the outlets were used to liquidate older inventory, resulting in more units being sold but at lower prices. Another variable to the total Company sales declines was the reduction in warehouse sales conducted, as the Company's available inventory levels declined. Warehouse sale volume declined by $3.6 million, or 56%, in 2002 as compared to the prior year.

The Company's gross margin increased to 29.8% in 2003 from 25.7% in 2002. The increase in the Company's gross margin was primarily due to fewer markdowns being recorded in the full-price stores due to stronger sales. The Company's gross margin increased to 25.7% in 2002 from 21.6% in 2001, or 4.1%. The increase in the Company's gross margin was primarily due to an increase in the gross margin in the full-price retail stores due to improved content and reduced purchase levels.

Selling, general and administrative expenses decreased to 29.4% of sales in 2003 compared to 33.5% of sales in 2002. The decrease in selling, general and administrative expenses as a percentage of sales in 2003 was primarily due to savings experienced from a corporate restructuring commenced in January 2003, savings experienced as a result of closing eight unprofitable store locations during 2003, and increasing comparable store sales trends which provided leverage of fixed costs. Selling, general and administrative expenses increased to 33.5% of sales in 2002 compared to 30.2% of sales in 2001. The increase in selling, general and administrative expenses as a percentage of sales in 2002 was primarily due to the sales declines experienced for the year and the lack of leverage of fixed payroll costs.

The Company recorded approximately $1,630,000 in restructuring charges during 2003 compared to approximately $1,060,000 in restructuring charges in 2002. The restructuring charges of 2003 primarily relate to lease termination costs paid to close eight unprofitable store locations. For 2002, the restructuring charges recorded in the fourth quarter consisted of severance costs of approximately $330,000 associated with elimination of positions in the corporate office, with the remainder of restructuring charges attributable to the acceleration of amortization of assets in conjunction with planned store closings in the first half of 2003.

Total 2003 interest expense decreased $442,000 from 2002 due to lower average interest rates on the Company's outstanding borrowings. The average balance on total outstanding debt was $19,433,000 in 2003, compared to $19,729,000 in 2002. The decrease in average debt balances resulted principally from the sale of preferred stock in the amount of $5,000,000 and the application of the proceeds of such sale to reduce accounts payable. Increases to interest expense may occur if the Company's cash flow requires additional borrowed funds. During 2002, interest costs (including capitalized interest) decreased $81,000 as compared to 2001 due to lower outstanding debt balances. Lower average interest rates were also a contributing factor. The decrease in average debt balances resulted principally from the sale of preferred stock in the amount of $4,000,000 and the application of the proceeds of such sale to reduce debt. Also, the Company experienced a significant increase in accounts payable. Because the Company uses its line of credit to finance much of its accounts payable, an increase in accounts payable will increase interest costs.

The Company's effective income tax rate was 0% in 2003, 24.2% in 2002 and (17.4)% in 2001. The Company did not elect to record the full tax benefit for all 2002 or 2001 losses in the financial statements. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any future operating income.

Developments Subsequent to Year End

The Company is in the retail apparel industry and many factors drive the success of the business. The merchandise must be acceptable to the target market, must be delivered to stores at the appropriate times, inventory levels must be appropriately maintained and discounting occurs when it is apparent that an item will not sell at regular price. A review of the Company's basic underlying operations conducted under the supervision of the Company's new Chief Executive Officer has led to development of strategic initiatives for 2004 with a goal of enhancing the Company's profitability. These include strategies to reduce the level of promotional activity within the business and improve the receipt flow and clearance strategies with a goal of improving gross margin. In order to accomplish these objectives, the Company will require additional liquidity.

In order to achieve additional liquidity, on April 29, 2004, the Company announced the completion of an amendment to its existing credit facility with Wells Fargo Retail Finance II, LLC ("WFRF") which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. The increase in advance rates is expected to increase the availability under the facility by as much as $3 million depending on the level of inventories. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC, an entity established July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company common stock, and Mr. Lester is also a director of the Company. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WRFR credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows From Operating Activities. For 2003, net cash used in operating activities was $2,266,000 as compared to $718,000 for 2002. The decrease in cash flows for 2003 can be primarily attributed to reductions in accounts payable of $3,047,000, offset by a reduced net loss of $6,174,000 in 2003 compared to a net loss of $16,479,000 for 2002. Additionally, the Company recorded an income tax refund in 2002 that was not received in 2002, resulting in a $4,237,000 increase to cash flows in 2002 as compared to 2003.

Cash Flows From Investing Activities. For 2003, net cash used in investing activities was $1,239,000, as compared to $1,736,000 for 2002. Capital expenditures totaled $1,329,000 in 2003, compared to $1,863,000 in 2002. Capital expenditures during 2003 and 2002 were invested principally in remodeling of existing stores and equipment expenditures in existing operations.

Cash Flows From Financing Activities. During 2003, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the year (see "Liquidity").

On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. See Note 7 to the Consolidated Financial Statements for additional information.

The Company has a line of credit with its bank. This line had average balances of $17,679,000 and $15,862,000 for 2003 and 2002, respectively. During 2003, this line of credit had a high balance of $21,241,000 and a balance of $16,620,000 as of January 31, 2004. The balance at March 15, 2004 was $17,733,000.

The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

Liquidity

The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

	Year end
	2003	2002	2001

Working capital (000's) (1)	$888	$309	$8,761
Current ratio (1)	103:1	101:1	131:1
Ratio of working capital to total assets (1)	.02:1	.01:1	.16:1
Ratio of long-term debt (including current maturities) to stockholders' equity (2)	2.21:1	1.88:1	.89:1

(1) Long-term debt is classified as current to comply with accounting pronouncement EITF 95-22. See Note 5 to the Consolidated Financial Statements for more information. If the debt under the Company's line of credit was classified as long-term, working capital would be $17,508, $16,401 and $20,326 in 2003, 2002 and 2001, respectively; current ratio would be 2.72:1, 2.19:1 and 3.12:1 in 2003, 2002 and 2001, respectively and long-term debt to stockholders' equity would be 2.21:1, 1.88:1 and .89:1 in 2003, 2002 and 2001, respectively.

(2) Preferred stock is treated as equity for this calculation.

Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity, supplemented by investments and extensions of credit from its preferred shareholders. Management anticipates these sources of liquidity to be adequate for the foreseeable future. The Company's capital expenditures budget for 2004 is approximately $2,500,000 to be used for the purchase of fixtures and equipment as well as store remodeling expenses.

See Note 5 to the Consolidated Financial Statements for information about restrictions and covenants under the Companys revolving line of credit and "Developments Subsequent to Year End" for description of an amendment to the credit facility in April 2004.

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

Critical Accounting Policies

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company's consolidated financial statements. However, the Company believes it has taken conservative positions, where assumptions and estimates are used, in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas of the Company where the most significant judgment is exercised is in the allowance for doubtful accounts related to the Company's proprietary credit card program, the valuation of inventory, asset impairment estimates and revenue recognition. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's audit committee.

In 2003, approximately 34% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $7,120,000 at January 31, 2004. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from its estimate.

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

Sales from store locations represented 100% of the Company's total sales for 2003. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. In August 2003, the Company returned to the direct catalog business after exiting this business in first quarter of 2001. These sales represented less than one percent of the sales during 2003. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On October 8, 2003, the FASB deferred the effective date of FIN 46 for all variable interests held in all entities acquired prior to February 1, 2003 until December 31, 2003. The Company's adoption of FIN 46 did not have a material impact on the Company's financial position.

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

Commitments

The following table reflects certain of the Company's commitments as of January 31, 2004.

	Payments due by Period (In Thousands)
		Less than				More than
Contractual Obligations	Total	1 year		1-3 years	3-5 years	5 years
Long-term debt	$18,216	$16,858	(1)	$ 868	$ 204	$ 286
Store leases (2)	37,015	6,045		11,950	10,521	8,499
Operating leases (other than stores)	7,127	1,003		1,975	1,913	2,236
Purchase obligations	782	571		111	50	50

Total	$63,140	$24,477		$14,904	$12,688	$11,071

(1) The expiration of the Company's loan agreement, which represents the overwhelming majority of this amount, is February 5, 2007. It is unlikely such debt will be repaid within one year. See Note 5 to the Consolidated Financial Statements for further information.

(2) Store leases are based on minimum rents exclusive of percentage rent based on sales which could increase rental expense.

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

Interest Rate

At January 31, 2004, the Company had long-term debt outstanding of approximately $18.2 million. Of this amount, $1.6 million bears interest at a weighted average fixed rate of 6.33%. The remaining $16.6 million bears interest at a variable rate, which averaged approximately 4.34% during 2003. A 10% increase in short-term interest rates on the variable rate debt outstanding at January 31, 2004 would approximate 43 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $72,000 assuming borrowed amounts remain outstanding.

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

The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

Expected Maturity (In thousands)

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt:
Variable Rate	$16,620	$ -	$ -	$ -	$ -	$ -	$16,620
Weighted Average Interest Rate	3.72%	-	-	-	-	-

Fixed Rate	$ 238	$ 777	$ 90	$ 98	$ 107	$ 286	$ 1,596
Weighted Average Interest Rate	4.59%	4.59%	4.59%	4.59%	4.59%	4.59%

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

The Company had no foreign exchange instruments outstanding at January 31, 2004; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2003, 2002 or 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and related information described below are set forth in the Company's Annual Report to Stockholders for the year ended January 31, 2004 (on pages 3-22) and are incorporated herein by reference.

  Report of Independent Auditors.

  Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.

  Consolidated Statements of Operations for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  The following documents are filed as part of this Report:

    Consolidated Financial Statements: The response to this portion of Item 14 is set forth in Item 8 of Part II of this Report.

    Financial Statement Schedules: Schedule II - Harold's Stores, Inc. and Subsidiaries Valuation Account (see page 20) of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

    Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  Reports on Form 8-K: For the quarter ended January 31, 2004, the Company filed a Form 8-K dated December 3, 2003, reporting under Item 7 and Item 12 the Company's financial results for the third quarterly period ended October 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAROLD'S STORES, INC.

Date: April 30, 2004	/s/ Hugh W. Mullins
Hugh W. Mullins Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

Signature	Title	Date

/s/ Hugh W. Mullins	President, Chief Executive Officer and Director	April 30, 2004
Hugh W. Mullins	(Principal Executive Officer)

/s/ William E. Haslam	Non-Executive Chairman of the Board	April 30, 2004
William E. Haslam	and Director

/s/ Rebecca P. Casey	Executive Vice President	April 30, 2004
Rebecca P. Casey	and Director

/s/ Jodi L. Taylor	Chief Financial Officer and Secretary	April 30, 2004
Jodi L. Taylor	(Principal Financial and Accounting Officer)

/s/ Clark J. Hinkley	Director	April 30, 2004
Clark J. Hinkley

/s/ James D. Abrams	Director	April 30, 2004
James D. Abrams

/s/ Robert L. Anderson	Director	April 30, 2004
Robert L. Anderson

/s/ Margaret A. Gilliam	Director	April 30, 2004
Margaret A. Gilliam

/s/ W. Howard Lester	Director	April 30, 2004
W. Howard Lester

/s/ Leonard M. Snyder	Director	April 30, 2004
Leonard M. Snyder

Schedule II

HAROLD'S STORES, INC. AND SUBSIDIARIES

VALUATION ACCOUNT

(In Thousands)

Description	Balance at Beginning of Period	Additions-Charged to Expense	Additions-Recoveries of Accounts Written off	Deductions-Write-off of Accounts	Balance at End of Period

52 Weeks ended January 31, 2004: Allowance for doubtful accounts	$200	192	29	221	$200

52 Weeks ended February 1, 2003: Allowance for doubtful accounts	$200	217	58	275	$200

52 Weeks ended February 2, 2002: Allowance for doubtful accounts	$200	171	35	206	$200

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended February 3, 2001).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-B Registration Statement, Registration No. 1-10892).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement, Registration No. 33-15753).

4.2	Certificate of Elimination of Designations of the Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K dated August 2, 2002).

4.3	Certificate of Designations of the Amended Series 2001-A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 2, 2002).

4.4	Certificate of Designations of the Series 2002-A Preferred Stock (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 2, 2002).

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

10.2

Amended and Restated Lease Agreement dated as of June 3, 1996 between Company and 329 Partners II Limited Partnership (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10.3

Amended and Restated Lease Agreement dated as of June 20, 2001 between Company and 329 Partners II Limited Partnership (Outlet Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended February 2, 2002).

10.4*	2002 Performance and Equity Incentive Plan of Company. (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002.

10.5*	Employment Agreement dated February 9, 2004 between Company and Hubert W. Mullins.

10.6*	Employment Agreement dated February 9, 2004 between Company and Clark Hinkley.

10.7*	Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended February 3, 2001).

10.8*	First Amendment to Stock Option Agreement dated February 9, 2004 between Company and Clark Hinkley.

10.9*	Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.10*

First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended February 3, 2001).

10.11	Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.12	Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.13	Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.14

Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.15	First Amended and Restated Stockholders Agreement dated June 15, 1998 among certain stockholders of Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.16

First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.17

Series 2002-A Preferred Stock Purchase Agreement dated as of June 26, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2, 2002).

10.18

First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2002).

10.19

First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.20

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

10.21

Series 2003-A Preferred Stock Purchase Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2003).

10.22

Second Amendment to Investor Rights Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4, 2003).

10.23

Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.24

Series 2003-A Preferred Stock Investment Agreement dated as of February 4, 2003, by and between Harold's Stores, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.25	Form of Indemnification Agreement between Company and members of its Board of Directors (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10.26

Form of Waiver of Claims and Covenant Not to Sue Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.27	Participation Agreement dated as of July 10, 2003, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 10, 2003).

10.28	Amended and Restated Participation Agreement dated as of April 29, 2004, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC

10.29

Assignment and Assumption of Lease Agreement and Third Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1, 2003).

10.30	Option Agreement between Company and RONHOW LLC dated April 30, 2004.

10.31

First Amendment to Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc.

10.32

Second Amendment to Loan and Security Agreement dated as of April 29, 2004, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc.

13.1

The portion of the Registrant's Annual Report to Stockholders for the year ended January 31, 2004 consisting of the consolidated financial statements and notes thereto and independent auditors report set forth in pages 3-22 of the Annual Report to Stockholders.

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