Form 10-Q
period 2004-05-01
HAROLDS STORES INC
filed 2004-06-15
CIK 818682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549







FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 1, 2004




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes   [X]

No   [   ]



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)



Yes   [   ]

No   [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



As of May 31, 2004, the registrant had 6,212,142 shares of Common Stock outstanding.





Harold's Stores, Inc. & Subsidiaries
Index to
Quarterly Report on Form 10-Q
For the Period Ended May 1, 2004






Part I - FINANCIAL INFORMATION
Page



Item
1.
Financial Statements





Consolidated Balance Sheets - May 1, 2004 (unaudited) and January 31, 2004
3




Consolidated Statements of Operations -


Thirteen Weeks ended May 1, 2004 (unaudited) and May 3, 2003 (unaudited)
5




Consolidated Statements of Cash Flows -


Thirteen Weeks ended May 1, 2004 (unaudited) and May 3, 2003 (unaudited)
6




Notes to Interim Consolidated Financial Statements
7



Item
2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
12



Item
3.
Quantitative and Qualitative Disclosure About Market Risk
15



Item
4.
Controls and Procedures
15



Part II - OTHER INFORMATION




Item
1.
Legal Proceedings
15



Item
2.
Changes in Securities and Use of Proceeds
15



Item
3.
Defaults Upon Senior Securities
16



Item
4.
Submission of Matters to a Vote of Security Holders
16



Item
5.
Other Information
16



Item
6.
Exhibits and Reports on Form 8-K
16




Signatures	7
17




HAROLD'S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)







May 1,
2004

January 31,
2004


(Unaudited
)







Current assets:









Cash and cash equivalents

$  1,121

$
1,118
Trade accounts receivable, less allowance for doubtful accounts of $200 in May and January


7,738


7,120
Note and other receivables

95

109
Merchandise inventories

17,499

17,713
Prepaid expenses

1,826

1,130





Total current assets

28,279

27,190





Property and equipment, at cost

29,860

30,037
Less accumulated depreciation and
amortization

(20,461)

(20,064)





Net property and equipment

9,399

9,973





Total assets

$37,678

$37,163










HAROLD'S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIT
(In Thousands Except Share Data)







May 1,
2004

January
31,
2004


(Unaudite
d)







Current liabilities:









Accounts payable

$  6,566

$ 7,526
Redeemable gift certificates

732

926
Accrued payroll expenses and bonuses

949

890
Accrued rent expense

99

102
Current maturities of long-term debt (See
Note 5)

17,968

16,858





Total current liabilities

26,314

26,302





Accrued rent expense, net of current
maturities

1,272

1,247
Long-term debt, net of current maturities

1,319

1,358





Total liabilities

28,905

28,907





Commitments and contingencies (See Note 7)









Convertible preferred stock of $.01 par
value




Amended Series 2001-A, authorized
600,000 shares, issued and outstanding
333,862 in May and 331,631 in January



6,677



6,627
Series 2002-A, authorized 300,000
shares, issued and outstanding 210,957
in May and 208,803 in January



4,183



4,133
Series 2003-A, authorized 100,000
shares, issued and outstanding 53,700
in May and 52,024 in January



5,325



5,151
2001-A and 2002-A entitled to $20.00 per share, and 2003-A entitled to $100.00 per share, in each case plus accrued but unpaid dividends in liquidation











16,185

15,911





Stockholders' deficit:









Common stock of $.01 par value
Authorized 25,000,000 shares; issued and outstanding 6,212,142 in May and
6,209,147 in January



62



62
Additional paid-in capital

34,454

34,449
Accumulated deficit

(41,926)

(42,164
)


(7,410)

(7,653)
Less: Treasury stock of 205 shares in May and January recorded at cost


(2)


(2)
Total stockholders' deficit

(7,412)

(7,655)





Total liabilities and stockholders'
deficit

$37,678

$37,163








HAROLD'S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)





13 Weeks Ended

May 1,
2004

May 3,
2003

(Unaudited)




Sales
$24,169

$24,695




Costs and expenses:



Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items shown
separately below)


15,137



17,521




Selling, general and administrative
expenses
7,258

6,998




Depreciation and amortization
782

969




Store closing expenses
-

1,168




Interest expense
215

228




Total costs and expenses
23,392

26,884




Income (loss) before income taxes
777

(2,189)




Provision (benefit) for income taxes
-

-




Net income (loss)
$   777

$(2,189)








NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS:







Net income (loss)
$   777

$(2,189)




Less:  Preferred stock dividends and
accretion of preferred stock issuance
costs

540


326




Net income (loss) applicable to common
stockholders

$  237


$(2,515)




Net income (loss) per common share:



Basic
$0.04

$(0.41)
Diluted
$0.04

$(0.41)








HAROLD'S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)





13 Weeks Ended


May 1,
2004

May 3,
2003


(Unaudited)





Cash flows from operating activities:




Net income (loss)

$    777

$(2,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:




Depreciation and amortization

782

969
Gain on sale of assets

(5)

(4)
Changes in assets and liabilities:




Increase in trade and other accounts
receivable
(608)

(836)
Decrease in merchandise inventories

214

310
Increase in prepaid expenses

(696)

(25)
Decrease in accounts payable

(818)

(2,949)
Decrease in accrued expenses

(113)

(139)





Net cash used in operating activities

(467)

(4,863)





Cash flows from investing activities:




Acquisition of property and equipment

(208)

(73)
Proceeds from disposal of property and
equipment

5

4
Issuance of note receivable

(2)

-
Payments received for notes receivable

6

3





Net cash used in investing activities

(199)

(66)





Cash flows from financing activities:




Payments on long-term debt

(61)

(1,080)
Advances on revolving line of credit

26,588

28,869
Payments on revolving line of credit

(25,456)

(27,438)
Proceeds from sale of preferred stock

-

4,986
Proceeds from exercise of common stock
options

5

-
Preferred stock dividends

(407)

(280)





Net cash provided by financing activities

669

5,057





Increase in cash

3

128
Cash and cash equivalents at beginning of period

1,118

483
Cash and cash equivalents at end of period

$  1,121

$
611










Non-cash investing and financing
activities:




Issuance of preferred stock in lieu of
rent

142

-
Preferred stock dividends paid in shares of stock

114

20



HAROLD'S STORES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2004 and May 3, 2003
(Unaudited)

1.	Unaudited Interim Periods

	In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 1, 2004 and the results of its operations and cash flows for the thirteen-week periods ended May 1, 2004 and May 3, 2003. The results of operations for the thirteen-week periods ended May 1, 2004 and May 3, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

2.	Definition of Fiscal Year

	The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from February 1, 2004 through January 29, 2005, has been designated as 2004.

3.	Basis of Presentation

	The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

4.	Impact of New Accounting Pronouncements

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance under EITF 00-14. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments: 1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis, or 2. obligations that can be settled in shares but meet one of the following conditions: derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted this standard August 3, 2003, which did not have a material impact on the Company's consolidated financial position.

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

5.	Long-term Debt

The Company's original three-year credit facility with Wells Fargo
Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February, 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves
certain financial criteria.    The balance outstanding on the Company's
line of credit at May 1, 2004 was $17,752,000 which includes the $4 million outstanding under the bridge facility discussed below. At May 1, 2004 the Company's availability under the WFRF line of credit was approximately $5.6 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 3.77%.

Subsequent to securing the initial credit facility, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company.

In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. The increase in advance rates is expected to increase the availability under the facility by as much as $3 million depending on the level of inventories. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WRFR credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

The Company was in compliance with its debt covenants for the quarter ended May 1, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheet due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.	Income Taxes

	The Company's net operating losses will begin to expire in 2010. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. The Company's valuation allowance as of January 31, 2004 and May 1, 2004, is equal to 100% of its deferred tax assets.

The ability of the Company to utilize net operating loss carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under the Internal Revenue Code of 1986 ("the Code"), as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs.

7.	Commitments and Contingencies

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

8.	Preferred Stock

On February 28, 2001, the Company executed a definitive agreement to allow an investor to purchase from the Company 300,000 shares of convertible preferred stock for a total purchase price of $6 million. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred stock are convertible into 15.6863 shares of common stock of the Company. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which are reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends are payable 50% in cash and 50% in additional shares of preferred stock until February 28, 2003 and thereafter in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates. Following the third anniversary of the original issuance date, the preferred shares are redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

On August 2, 2002, the Company executed a definitive agreement to allow a group of investors to purchase from the Company 200,000 shares of Series 2002-A convertible preferred stock for a total purchase price of $4 million. Under this preferred stock agreement, each of the 200,000 issued shares of preferred stock are convertible into common stock of the Company at a fixed rate of $2.72 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which is reduced to 6% per annum if certain profitability targets are met by the Company. Dividends are payable 50% in cash and 50% in additional shares of preferred stock until July 1, 2003 and thereafter in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2002-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2003-A Preferred Stock is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. The percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal is approximately 52.0% (assuming conversion of all of the Company's outstanding preferred stock).

None of the Company's outstanding preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

9.	Stock Options

	The Company follows the intrinsic value method of accounting for common stock options to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

	Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, the Company's 2004 and 2003 pro forma net income (loss) and pro forma net income (loss) per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2004. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.


13 Weeks Ended

May 1,
2004

May 3,
2003

(In thousands, except per
share data)




Net income (loss) applicable to common
stockholders, as reported

$  237


$(2,515)




Add:



Stock-based employee compensation expense included in reported net income (loss), net of related tax effects

-


-




Deduct:



Stock-based employee compensation expense determined under fair value based method for all awards


187



192




Pro forma net loss applicable to common
stockholders
$    50

$(2,707)




Net income (loss) per average common
share:



Basic, as reported
$0.04

$(0.41)
Basic, pro forma
$0.01

$(0.44)




Diluted, as reported
$0.04

$(0.41)
Diluted, pro forma
$0.01

$(0.44)

10.	Revenue Recognition

	Sales from store locations represented 99% of the Company's total sales for the first quarter of 2004. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. The sales related to these catalogs were approximately one percent of total sales for the thirteen weeks ended May 1, 2004, and a return reserve has been established. Direct channel sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.



11.	Earnings per Share

Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:



13 Weeks Ended


May 1,
2004

May 3,
2003


(in thousands)





Net income (loss) applicable to
common stockholders - basic


$  237


$(2,515)





Preferred stock dividends

-

-





Net income (loss) applicable to
common stockholders - diluted


$  237


$(2,515)





Average common shares outstanding

6,212

6,100





Effect of dilutive securities:




Employee stock options

376

-





Convertible preferred stock

-

-





Diluted average common shares
outstanding

6,588

6,100

Approximately 801,575 shares and 2,170,937 shares for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 598,519 and 582,112 preferred shares convertible into 11,226,772 and 10,926,948 common shares, for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.


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



13 Weeks Ended


May 1,
2004

May 3,
2003





Sales

100.0%

100.0%





Costs of goods sold

(62.6)

(71.0)





Selling, general and
administrative expenses

(30.0)

(28.4)





Depreciation and amortization

(3.2)

(3.9)





Store closing expenses

-

(4.7)





Interest expense

(0.9)

(0.9)





Income (loss) before income taxes

3.3

(8.9)





Provision (benefit) for income
taxes

-

-





Net income (loss)

3.3%

(8.9)%

	The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.


13 Weeks Ended

May 1,
2004

May 3,
2003




Sales (000's)
24,169

24,695




Total sales (decline) increase
(2.1)%

2.3%
Change in comparable store
sales
(52 week basis)

8.6%


6.6%
Store locations:



Existing stores, beginning of
period
42

50
Stores closed
(1)

(5)
New stores opened
-

-
Total stores at end of period
41

45

	The Company opened no new locations during the thirteen weeks ended May 1, 2004 and May 3, 2003 and closed one store location during the thirteen weeks ended May 1, 2004 compared to five store closings during the thirteen weeks ended May 3, 2003. These store closings were responsible for the total sales decline for the thirteen weeks ended May 1, 2004 compared to the same period of the prior year. The increase in comparable sales growth is primarily due to the favorable response of the Company's customers to the 2004 merchandise assortments.

	The Company's gross margin was 37.4% for the first quarter of 2004, as compared to 29.0% in the same period of last year. This significant increase in the gross margin is primarily attributed to selling a larger percentage of merchandise at full-price due to strong customer reception of the merchandise offerings.

	Selling, general and administrative expenses (including advertising and catalog production costs) increased to 30.0% of sales for the first quarter of 2004 compared to 28.4% for the first quarter of 2003. The increase is principally a result of increases in marketing and transitional management expenses during the first quarter of 2004.

The Company reported net income of $777,000 or $0.04 per basic and diluted share during the first quarter of 2004, as compared to a net loss of $2,189,000 or $0.41 per diluted and basic share for the first quarter of last year. Included in the results of the 2003 period are costs associated with the closing of eight unprofitable stores during 2003, and losses associated with an event conducted to liquidate excess inventory. The store closing expenses recorded in the first quarter of 2003 were $1,168,000.

	The average balance of total outstanding debt was $19,244,000 for the thirteen weeks ended May 1, 2004 compared to $18,980,000 for the same period of 2003. This slight increase in average balances resulted principally from the timing of accounts payable payments. Interest expense remained essentially unchanged during the first quarter of 2004 as compared to the comparable 2003 period.

	The first quarter of 2004 is the most profitable first quarter in the Company's history and reflects the effects of various actions taken by the Company in the last several quarters to restore ongoing profitability. The trends are positive and the Company is optimistic, but there is no assurance that the Company has achieved its goal of ongoing profitability.

Liquidity and Capital Resources

	The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $467,000 for the thirteen weeks ended May 1, 2004 compared to deficit operating cash flows of $4,863,000 for the thirteen weeks ended May 3, 2003. This increase in cash flows is principally related to the increase in net income for the first quarter of 2004 compared to the same period of 2003. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholder, there can be no assurances that these, or any other financing resources will be available for future needs.

The Company's original three-year credit facility with Wells Fargo
Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February, 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million ($1 million in July through September) and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves
certain financial criteria.    The balance outstanding on the Company's
line of credit at May 1, 2004 was $17,752,000 which includes the $4 million outstanding under the bridge facility discussed below.

Subsequent to securing the initial credit facility, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by Wells Fargo based upon a loan participation agreement between Wells Fargo and RonHow, LLC, an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company.

In order to achieve additional liquidity, on April 29, 2004, the Company completed of an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. The increase in advance rates is expected to increase the availability under the facility by as much as $3 million depending on the level of inventories. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WRFR credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

The Company was in compliance with its debt covenants for the quarter ended May 1, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheet due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

At May 1, 2004 the Company's availability under the WFRF line of credit was approximately $5.6 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 3.77%. The Company's credit line had an average balance of $17,678,000 and $17,097,000 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. During the thirteen weeks ended May 1, 2004, the WFRF line of credit had a high balance of $18,494,000. The balance outstanding on May 1, 2004 was $17,752,000.



The Company considers the following as measures of liquidity and capital resources as of the dates indicated:



May 1,
2004

January
31,
2004

May 3,
2003







Working capital (000's) (1)

$1,965

$888

$3,527
Current ratio (1)

1.07:1

1.03:1

1.13:1
Ratio of working capital to total
assets (1)

..05:1

..02:1

..08:1
Ratio of total debt to
stockholders' equity (2)

2.20:1

2.21:1

1.54:1







(1
)
Long-term debt is classified as current to comply with accounting pronouncement EITF 95-22. See Note 5 to the Consolidated Financial Statements for more information. If the debt under the Company's line of credit was classified as long-term, working capital would be $19,717, $17,508 and $21,051 in May 2004, January 2004 and May 2003,
respectively; current ratio would be 3.30:1, 2.72:1 and 3.15 in May 2004, January 2004 and May 2003, respectively; and working capital to total assets would be .52:1, .47:1 and .49:1 in May 2004, January 2004 and May 2003, respectively.
(2
)
Preferred stock is treated as equity for this calculation.

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

The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the first quarter of 2004 that would materially alter the Company's market risk exposures.

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

PART II

ITEM 1.		LEGAL PROCEEDINGS

	None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PRUCHASES
OF EQUITY SECURITIES

On February 1, 2004, and May 1, 2004, 1,114 shares and 1,117 shares, respectively, of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as dividends to an existing holder of 2001 Preferred, at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in the February 1, 2004 dividend is convertible into approximately 6.54 shares of Company common stock. Each share of 2001 Preferred issued in the May 1, 2004 dividend is convertible into approximately 7.97 shares of Company common stock.

Also, on April 1, 2004, 259 shares of the Company's Series 2003-A
Preferred Stock ("2003 Preferred") were issued as a pro rata dividend to the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 36.23 shares of Company common stock.

Finally, on April 1, 2004, 2,154 shares of the Company's Series
2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002
Preferred issued in this dividend is convertible into approximately 7.25 shares of Company common stock.

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

On March 1, 2004, the Company issued 1,417 shares of 2003
Preferred to the lessor of its corporate headquarters as additional rent pursuant to the terms of its existing lease. The Company believes the issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. These shares were issued without any public solicitation to a single person who acquired such shares for investment.

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



32.1

Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350.



32.2

Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350

(b)	Reports on Form 8-K:  The Company filed a Form 8-K dated
March 11, 2004, reporting under Item 12 a press release announcing its earnings and operating results for the year ended January 31, 2004.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



HAROLD'S STORES, INC.

By:  /s/ Hugh Mullins
Hugh Mullins
President and Chief Executive Officer

By: /s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer


Date: June 15, 2004



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




2

See accompanying notes to interim consolidated financial statements.

6

21