Form 10-Q
period 2004-07-31
HAROLDS STORES INC
filed 2004-09-14
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                  OR

     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to
__________


Commission File No.  1-10892


                        HAROLD'S STORES, INC.
        (Exact name of registrant as specified in its charter)



        Oklahoma                                    73-1308796
    (State or other                                (IRS Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

   5919 Maple Avenue                              (214) 366-0600
  Dallas, Texas  75235                        (Registrant's telephone
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

As of August 31, 2004, the registrant had 6,219,292 shares of Common Stock outstanding.



                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended July 31, 2004


Part I - FINANCIAL INFORMATION                                        Pag
                                                                       e

Item Financial Statements
1.

     Consolidated Balance Sheets - July 31, 2004 (unaudited) and        3
     January 31, 2004

     Consolidated Statements of Operations -
          Thirteen and Twenty-Six Weeks ended July 31, 2004             5
          (unaudited) and August 2, 2003 (unaudited)

     Consolidated Statements of Cash Flows -
          Twenty-six Weeks ended July 31, 2004 (unaudited) and          6
          August 2, 2003 (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition and   12
2.   Results of Operations

Item Quantitative and Qualitative Disclosure About Market Risk         15
3.

Item Controls and Procedures                                           15
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 16
1.

Item Unregistered sales of Equity Securities and Use of Proceeds       16
2.

Item Defaults Upon Senior Securities                                   16
3.

Item Submission of Matters to a Vote of Security Holders               17
4.

Item Other Information                                                 17
5.

Item Exhibits and Reports on Form 8-K                                  17
6.

     Signatures                                                    7   18


       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                    July 31,  January
                                     2004       31,
                                               2004
                                    (Unaudit
                                      ed)

Current assets:

Cash and cash equivalents                 $         $
                                        767     1,118
Trade accounts receivable, less
allowance for doubtful accounts       6,311     7,120
of $200 as of July 31 and
January 31
Note and other receivables               51       109
Merchandise inventories              18,696    17,713
Prepaid expenses                      1,872     1,130

Total current assets                 27,697    27,190

Property and equipment, at cost      30,693    30,037
Less accumulated depreciation        (21,25     (20,06
and amortization                         5)         4)

Net property and equipment            9,438     9,973

Total assets                         $37,13    $37,16
                                          5         3




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                    July 31,   January
                                     2004       31,
                                               2004
                                    (Unaudi
                                       ted)

Current liabilities:

Accounts payable                           $        $
                                      7,012    7,526
Redeemable gift certificates            677      926
Accrued payroll expenses and            891      890
bonuses
Accrued rent expense                    125      102
Current maturities of long-term      18,449    16,85
debt (See Note 5)                                  8

Total current liabilities            27,154    26,30
                                                   2

Accrued rent expense, net of          1,270    1,247
current maturities
Long-term debt, net of current        1,279    1,358
maturities

Total liabilities                    29,703    28,90
                                                   7

Commitments and contingencies
(See Note 7)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  333,862      6,677    6,627
as  of July 31 and 331,631 as of
January 31
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 213,154 as  of  July      4,234    4,133
31 and 208,803 as of January 31
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 53,964 as of July 31      5,358    5,151
and 52,024 as of January 31
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                     16,269    15,91
                                                   1

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,218,692 as of July  31  and
   6,209,147 as of January 31
Additional paid-in capital           34,463    34,44
                                                   9
Accumulated deficit                  (43,36     (42,1
                                         0)       64)
                                     (8,835     (7,65
                                          )        3)
Less:  Treasury stock of 205 shares
as  of  July  31 and January  31        (2)       (2)
recorded at cost
Total stockholders' deficit          (8,837     (7,65
                                          )        5)

Total liabilities and                $37,13    $37,1
stockholders' deficit                     5       63


             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)

                               13 Weeks Ended     26 Weeks Ended
                                July    August     July    August
                                31,       2,       31,       2,
                                2004     2003      2004     2003
                                          (Unaudited)

Sales                           $19,2    $19,5     $43,4    $44,2
                                   90       61        58       55

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items    13,13    13,73     28,27    31,25
shown separately below)             4        7         1        8

Selling, general and             6,412    6,381     13,66    13,37
administrative expenses                                9        9

Depreciation and amortization     770      939     1,551    1,908

Store closing expenses              -      462         -    1,630

Interest expense                  203      201       418      428

Total costs and expenses        20,51    21,72     43,90    48,60
                                    9        0         9        3

Loss before income taxes       (1,229    (2,15     (451)    (4,34
                                    )       9)                 8)

Benefit for income taxes            -        -         -        -

Net loss                       $(1,22    $(2,1         $    $(4,3
                                   9)      59)     (451)      48)


NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS:

Net loss                       $(1,22    $(2,1         $    $(4,3
                                   9)      59)     (451)      48)

Less:  Preferred stock
dividends and accretion of        205      376       746      702
preferred stock issuance
costs

Net loss applicable to common  $(1,43    $(2,53   $(1,19   $(5,05
stockholders                       4)        5)       7)       0)

Net loss per common share:
Basic and diluted              $(0.23    $(0.4     $(0.1    $(0.8
                                    )       2)        9)       3)



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)

                                      26 Weeks Ended
                                    July 31,   August
                                      2004       2,
                                                2003
                                       (Unaudited)

Cash flows from operating
activities:
Net loss                                   $          $
                                       (451)    (4,348)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization          1,551      1,908
Gain on sale of assets                  (45)       (54)
Changes in assets and
liabilities:
Decrease in trade and other              860        302
accounts receivable
Increase (decrease) in                 (983)        955
merchandise inventories
Increase (decrease) in prepaid         (742)        134
expenses
Decrease in accounts payable           (372)    (2,294)
Decrease in accrued expenses           (202)      (503)

Net cash used in operating             (384)    (3,900)
activities

Cash flows from investing
activities:
Acquisition of property and          (1,017)      (315)
equipment
Proceeds from disposal of                 45         77
property and equipment
Issuance of note receivable              (2)          -
Payments received for notes                9          5
receivable

Net cash used in investing             (965)      (233)
activities

Cash flows from financing
activities:
Payments on long-term debt             (135)     (1,149
                                                      )
Advances on revolving line of         49,963     50,903
credit
Payments on revolving line of        (48,316    (50,228
credit                                     )          )
Proceeds from sale of preferred            -      4,986
stock
Proceeds from issuance of common          14          -
stock
Preferred stock dividends              (528)      (426)

Net cash provided by financing           998      4,086
activities

Decrease in cash                       (351)       (47)
Cash and cash equivalents at           1,118        483
beginning of period
Cash and cash equivalents at end           $         $
of period                                767       436


Non-cash investing and financing
activities:
Issuance of preferred stock in           142          -
lieu of rent
Preferred stock dividends paid           184        205
in shares of stock

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                July 31, 2004 and August 2, 2003
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 31, 2004 and the results of its operations and cash flows for the thirteen week and twenty-six week periods ended July 31, 2004 and August 2, 2003. The results of operations for the thirteen week and twenty-six week periods ended July 31, 2004 and August 2, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

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

4.   Impact of New Accounting Pronouncements

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance under EITF 00-14. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments: 1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, or 2. obligations that can be settled in shares but meet one of the following conditions: derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted this standard August 3, 2003, which did not have a material impact on the Company's consolidated financial position.

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

5.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February, 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 31, 2004 was $18,267,000 which includes the $4 million outstanding under the bridge facility discussed below. At July 31, 2004 the Company's availability under the
WFRF line of credit was approximately $3.7 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 3.94%.

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

     The Company was in compliance with its debt covenants for the quarter ended July 31, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheet due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.   Income Taxes

     The Company's net operating loss carryforwards will begin to expire in 2010. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. The Company's valuation allowance as of January 31, 2004 and July 31, 2004, is equal to 100% of its deferred tax assets.

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

7.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At July 31, 2004, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted, the management of the Company, after discussions with counsel, believes that resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

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

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, the Company's 2004 and 2003 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2004. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                 13 Weeks Ended     26 Weeks Ended
                                 July     August    July     August
                                  31,       2,       31,       2,
                                 2004      2003     2004      2003
                                  (In thousands, except per share
                                               data)

Net loss applicable to common   $(1,434   $(2,53    $(1,19         $
stockholders, as reported             )       5)        7)   (5,050)

Add:
Stock-based employee
compensation expense included        -         -        -         -
in reported net loss

Deduct:
Stock-based employee
compensation expense determined    205       102      420       362
under fair value method for all
awards

Pro forma net loss applicable   $(1,639   $(2,637  $(1,617   $(5,412
to common stockholders                )         )        )         )

Net loss per average common
share:
Basic, as reported              $(0.23)   $(0.42    $(0.19   $(0.83
                                               )         )        )
Basic, pro forma                $(0.26)   $(0.43    $(0.26   $(0.89
                                               )         )        )

Diluted, as reported            $(0.23)   $(0.42    $(0.19   $(0.83
                                               )         )        )
Diluted, pro forma              $(0.26)   $(0.43    $(0.26   $(0.89
                                               )         )        )

10.  Revenue Recognition

      Sales from store locations represented 99% of the Company's total sales for the first half of 2004. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. The sales related to these catalogs were approximately one percent of total sales for the twenty-six weeks ended July 31, 2004, and a return reserve was established for this revenue stream beginning August 2003. Direct channel sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.  Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended      26 Weeks Ended
                              July     August     July     August
                               31,       2,        31,       2,
                              2004      2003      2004      2003
                                        (in thousands)

Net loss applicable to
common shareholders -        $(1,434    $(2,53    $(1,19   $(5,050
basic and diluted                  )        5)        7)         )

Average common shares          6,215     6,099     6,213     6,099
outstanding

Effect of dilutive
securities:
Employee stock options             -         -         -         -

Convertible preferred              -         -         -         -
stock

Diluted average common         6,215     6,099     6,213     6,099
shares outstanding

     Approximately 907,842 shares and 2,095,314 shares for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 600,980 and 588,209 preferred shares convertible into 11,299,851 and 11,091,008 common shares, for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statement of operations.

                              13 Weeks Ended      26 Weeks Ended
                              July     August     July     August
                               31,       2,        31,       2,
                              2004      2003      2004      2003

Sales                         100.0%    100.0%    100.0%    100.0%

Costs of goods sold            (68.1)    (70.2)    (65.0)   (70.6)

Selling, general and          (33.2)    (32.6)    (31.4)   (30.2)
administrative expenses

Depreciation and               (4.0)     (4.8)     (3.6)    (4.3)
amortization

Store closing expenses            -      (2.4)        -     (3.7)

Interest expense               (1.1)     (1.0)     (1.0)    (1.0)

Loss before income taxes       (6.4)    (11.0)     (1.0)    (9.8)

Benefit for income taxes          -         -         -         -

Net loss                      (6.4)%   (11.0)%    (1.0)%    (9.8)%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                          13 Weeks Ended      26 Weeks Ended
                          July     August     July     August
                          31,        2,       31,        2,
                          2004      2003      2004      2003

Sales (000's)            19,290    19,561    43,458    44,255

Total sales (decrease)    (1.4)%      0.2%    (1.8)%      1.4%
increase
Change in comparable
store sales                 2.3%      9.4%      5.7%      7.9%
(52 week basis)
Store locations:
Existing stores             41        45        42        50
Stores closed                -        (3)       (1)       (8)
New stores opened            -         -         -         -
Total stores at end of      41        42        41        42
period

      The Company opened no new stores, relocated one store and closed one store during the twenty-six weeks ended July 31, 2004 compared to the twenty-six weeks ended August 2, 2003 in which no new stores were opened, one store was relocated, one store was expanded and eight stores were closed. The Company has no plans to close additional stores. The 2003 store closings were responsible for the total sales decline for the twenty-six weeks ended July 31, 2004 compared to the same period of the prior year. The increasing 2004 comparable store sales are primarily due to the favorable response by the Company's customers to the merchandise assortments.

      The Company's gross margin was 31.9% for the second quarter of 2004, as compared to 29.8% in the same period of last year. The gross margin also increased for the twenty-six week period ended July 31, 2004 to 35.0% from 29.4% during the same period of the prior year. As previously outlined in the Company's strategic objectives, these significant increases in the gross margins are primarily due to increased rates of selling merchandise at full price, resulting in fewer markdowns of merchandise.

      Selling, general and administrative expenses (including advertising and catalog production costs) increased to 33.2% of sales for the second quarter of 2004 compared to 32.6% for the second quarter of 2003 and increased to 31.4% of sales for the twenty-six weeks ended July 31, 2004 compared to 30.2% for the same period of the prior year. The increases are primarily due to costs associated with the transition in senior management.

      The Company reported a net loss of $1,229,000 or $0.23 per basic and diluted share during the second quarter of 2004, as compared to a net loss of $2,159,000 or $0.42 per basic and diluted share for the second quarter of last year. For the twenty-six week period ended July 31, 2004, the Company reported a net loss of $451,000 or $0.19 per basic and diluted share compared to a net loss of $4,348,000 or $0.83 per basic and diluted share for the same period of the prior year. Included in the results of the first half of 2003 were costs associated with the closing of eight unprofitable stores, and losses associated with an event conducted to liquidate excess inventory. The store closing expenses recorded in the first half of 2003 were $1,630,000.

       The average balance of total outstanding debt was $19,195,000 for the twenty-six weeks ended July 31, 2004 compared to $18,478,000 for the same period of 2003. This slight increase in average balances resulted principally from the timing of fall merchandise receipts which were weighted more to the second quarter in 2004 than in 2003. While inventory at July 31, 2004, was slightly below the levels of the same period of the prior year, the current inventory consists of a greater portion of new fall merchandise and a much lower level of clearance inventory.

Liquidity and Capital Resources

     The Company's primary needs for liquidity are to finance its inventories and revolving charge accounts, cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $384,000 for the twenty-six weeks ended July 31, 2004 compared to deficit operating cash flows of $3,900,000 for the twenty-six weeks ended August 2, 2003. This increase in cash flows is principally related to the decrease of the Company's net loss for the first half of 2004 compared to the same period of 2003. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and gross margin which should allow the Company to sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholders, there can be no assurances that these, or any other financing resources will be available for future needs.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February, 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 31, 2004 was $18,267,000 which includes the $4 million outstanding under the bridge facility discussed below. At July 31, 2004 the Company's availability under the
WFRF line of credit was approximately $3.7 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 3.94%.

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

     The Company was in compliance with its debt covenants for the quarter ended July 31, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheet due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     At July 31, 2004 the Company's availability under the WFRF line of credit was approximately $3,657,000 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 3.94%. The Company's credit line had an average balance of $17,663,000 and $16,648,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. During the twenty-six weeks ended July 31, 2004, the WFRF line of credit had a high balance of $18,494,000. The balance outstanding on July 31, 2004 was $18,267,000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             July     Januar     August
                              31,      y 31,      2,
                             2004      2004      2003

Working capital (000's)           $      $888    $1,886
(1)                             543
Current ratio (1)            1.02:1    1.03:1    1.07:1
Ratio of working capital      .01:1     .02:1     .05:1
to total assets (1)
Ratio of total debt to       2.65:1    2.21:1    1.80:1
stockholders' equity (2)

( Long-term  debt  is  classified as current  to  comply
1 with accounting pronouncement EITF 95-22.  See Note  5
) to  the  Consolidated  Financial Statements  for  more
 information.  If the debt under the Company's line  of
 credit  was  classified as long-term, working  capital
 would  be  $18,810, $17,508 and $18,654 in July  2004,
 January  2004  and August 2003, respectively;  current
 ratio  would be 3.12:1, 2.81:1 and 2.95 in July  2004,
 January  2004  and  August  2003,  respectively;   and
 working capital to total assets would be .51:1,  .47:1
 and  .47:1 in July 2004, January 2004 and August 2003,
 respectively.
( Preferred  stock  is  treated  as  equity   for   this
2 calculation.
)

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

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the second quarter of 2004 that would materially alter the Company's market risk exposures.

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

                             PART II

ITEM 1.        LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED  SALES  OF EQUITY SECURITIES  AND  USE  OF
          PROCEEDS

     No  shares  of the Company's Amended Series 2001-A Preferred
Stock ("2001 Preferred") were issued as dividends during the second quarter ended July 31, 2004.

     On July 1, 2004, 2,197 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 7.78 shares of Company common stock.

     Also, on July 1, 2004, 264 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a pro rata dividend to the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 38.91 shares of Company common stock.

     Because the shares of 2002 Preferred and 2003 Preferred described above were all issued as stock dividends in accordance with the original terms of each series, the Company believes that no sale of securities has occurred which would require the registration of such shares under the Securities Act. However, even if the issuance of such shares is deemed to be a sale for purposes of the Securities Act, the Company believes the issuance of such shares was, in each case, exempt from registration under the Securities Act pursuant to Section 4(2) thereof. These shares were issued without any public solicitation to a limited group of investors, all of whom are either directors of the Company or beneficially own in excess of 10% of the Company's outstanding common stock and all of whom acquired such shares for investment.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.         SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS

      The 2004 Annual Meeting of Shareholders of the Company was held on June 24, 2004. The following matters were submitted to a vote of the Company's shareholders:

1. The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

    Director         Votes For      Votes
                                 Withheld

Hubert W. Mullins    14,999,     851,094
                         021

Clark J. Hinkley     14,997,     852,756
                         359

Rebecca Powell       14,994,     855,194
Casey                    921

William E. Haslam    6,601,6 *         -
                          69

James D. Abrams      4,545,4           -
                          52

Robert L.            6,601,6 *         -
Anderson                  69

Margaret A.          4,545,4           -
Gilliam                   52

W. Howard Lester     6,601,6 *         -
                          69

Leonard M. Snyder    15,831,      18,810
                         305

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


Exhib
 it     Description
Numbe
  r

31.1    Certification of Chief Executive Officer
        Pursuant to Rule 13a-14(a) under the
        Securities Exchange Act of 1934.

31.2    Certification of Chief Financial Officer
        Pursuant to Rule 13a-14(a) under the
        Securities Exchange Act of 1934.

32.1    Certification of Chief Executive Officer
        Pursuant to 18 U.S.C. Section 1350.

32.2    Certification of Chief Financial Officer
        Pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K:  The Company filed a Form 8-K dated May
          25, 2004, reporting under Item 12 a press release announcing its earnings and operating results for the quarter ended May 1, 2004.

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



                      HAROLD'S STORES, INC.

                      By:  /s/ Hugh Mullins
                          Hugh Mullins
              President and Chief Executive Officer

                     By: /s/ Jodi L. Taylor
                         Jodi L. Taylor
                     Chief Financial Officer


Date: September 13, 2004

                           INDEX TO EXHIBITS


Exhib
 it     Description
Numbe
  r

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