Form 10-Q
period 2004-10-30
HAROLDS STORES INC
filed 2004-12-14
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30,
2004

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

As of November 30, 2004, the registrant had 6,221,292 shares of Common Stock outstanding.



                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                  For the Period Ended October 30, 2004


Part I - FINANCIAL INFORMATION                                        Pag
                                                                       e

Item Financial Statements
1.

     Consolidated Balance Sheets - October 30, 2004 (unaudited) and     3
     January 31, 2004

     Consolidated Statements of Operations -
          Thirteen and Thirty-Nine Weeks ended October 30, 2004
          (unaudited) and                                               5
          November 1, 2003 (unaudited)

     Consolidated Statements of Cash Flows -
          Thirty-Nine Weeks ended October 30, 2004 (unaudited) and      6
          November 1, 2003 (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition and   12
2.   Results of Operations

Item Quantitative and Qualitative Disclosure About Market Risk         16
3.

Item Controls and Procedures                                           16
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 16
1.

Item Unregistered Sales of Equity Securities and Use of Proceeds       16
2.

Item Defaults Upon Senior Securities                                   16
3.

Item Submission of Matters to a Vote of Security Holders               16
4.

Item Other Information                                                 17
5.

Item Exhibits and Reports on Form 8-K                                  17
6.

     Signatures                                                        18


         HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                         ASSETS
                     (In Thousands)

                                     October     January
                                       30,         31,
                                      2004        2004
                                    (Unaudite
                                       d)

Current assets:

Cash and cash equivalents            $    931           $
                                                    1,118
Trade accounts receivable, less
allowance for doubtful accounts         8,184       7,120
of $200 as of October 30 and
January 31
Note and other receivables                196         109
Merchandise inventories                20,874      17,713
Prepaid expenses                        1,831       1,130

Total current assets                   32,016      27,190

Property and equipment, at cost        31,225      30,037
Less accumulated depreciation        (22,051)    (20,064)
and amortization

Net property and equipment              9,174       9,973

Total assets                          $41,190     $37,163




         HAROLD'S STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
          LIABILITIES AND STOCKHOLDERS' DEFICIT
            (In Thousands Except Share Data)

                                     October     January
                                       30,         31,
                                      2004        2004
                                    (Unaudite
                                           d)

Current liabilities:

Accounts payable                      $  6,559     $ 7,526
Redeemable gift certificates              658         926
Accrued payroll expenses and              982         890
bonuses
Accrued rent expense                      184         102
Current maturities of long-term        22,480      16,858
debt (See Note 5)

Total current liabilities              30,863      26,302

Accrued rent expense, net of            1,268       1,247
current maturities
Long-term debt, net of current          1,239       1,358
maturities

Total liabilities                      33,370      28,907

Commitments and contingencies
(See Note 7)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  335,032        6,701       6,627
as  of October 30 and 331,631 as
of January 31
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding   215,420   as    of        4,286       4,133
October  30  and 208,803  as  of
January 31
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 54,236 as of October        5,392       5,151
30 and 52,024 as of January 31
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                       16,379      15,911

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding
   6,222,497  as of  October  30           62          62
   and  6,209,147 as of  January
   31
Additional paid-in capital             34,468      34,449
Accumulated deficit                  (43,087)    (42,164)
                                      (8,557)     (7,653)
Less:  Treasury stock of 205 shares
as  of October 30 and January 31          (2)         (2)
recorded at cost
Total stockholders' deficit           (8,559)     (7,655)

Total liabilities and                 $41,190     $37,163
stockholders' deficit


                  HAROLD'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands Except Per Share Data)

                                  13 Weeks Ended          39 Weeks Ended
                               October     November    October     November
                                 30,          1,         30,          1,
                                 2004        2003        2004        2003
                                               (Unaudited)

Sales                            $3,110     $23,863     $66,569     $68,118

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items     14,728      14,776      42,999      46,033
shown separately below)

Selling, general and               6,680       6,947      20,349      20,325
administrative expenses

Depreciation and amortization       772         909       2,324       2,817

Store closing expenses                -           -           -       1,630

Interest expense                    281         221         699         650

Total costs and expenses         22,461      22,853      66,371      71,455

Income (loss) before income         649       1,010         198     (3,337)
taxes

Provision (benefit) for               -           -           -           -
income taxes

Net income (loss)                     $    $  1,010           $    $(3,337)
                                    649                     198


NET INCOME (LOSS) APPLICABLE
TO COMMON STOCKHOLDERS:

Net income (loss)                     $    $  1,010           $    $(3,337)
                                    649                     198

Less:  Preferred stock
dividends and accretion of          377         381       1,122       1,083
preferred stock issuance
costs

Net income (loss) applicable
to common stockholders                $           $            $    $(4,420)
                                    272         629        (924)

Net income (loss) per common
share:
Basic                             $0.04       $0.10     $(0.15)     $(0.72)
Diluted                           $0.04       $0.06     $(0.15)     $(0.72)



         HAROLD'S STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Thousands)

                                       39 Weeks Ended
                                    October    November
                                      30,         1,
                                      2004       2003
                                        (Unaudited)

Cash flows from operating
activities:
Net income (loss)                          $           $
                                         198     (3,337)
Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
Depreciation and amortization          2,324       2,817
Gain on sale of assets                  (51)        (11)
Changes in assets and
liabilities:
Increase in trade and other          (1,162)     (1,442)
accounts receivable
Increase in merchandise              (3,161)       (651)
inventories
Increase in prepaid expenses           (701)        (21)
Decrease in accounts payable           (825)     (3,240)
Decrease in accrued expenses            (73)       (376)

Net cash used in operating           (3,451)     (6,261)
activities

Cash flows from investing
activities:
Acquisition of property and          (1,525)     (1,045)
equipment
Proceeds from disposal of                 51          77
property and equipment
Issuance of note receivable              (2)           -
Payments received for notes               13           9
receivable

Net cash used in investing           (1,463)       (959)
activities

Cash flows from financing
activities:
Payments on long-term debt             (210)     (1,201)
Advances on revolving line of         77,059      78,424
credit
Payments on revolving line of        (71,346    (74,429)
credit                                     )
Proceeds from sale of preferred            -       4,986
stock
Proceeds from issuance of common          19           -
stock
Preferred stock dividends              (795)       (618)

Net cash provided by financing         4,727       7,162
activities

Decrease in cash                       (187)        (58)
Cash and cash equivalents at           1,118         483
beginning of period
Cash and cash equivalents at end           $           $
of period                                931         425


Non-cash investing and financing
activities:
Issuance of preferred stock in           142           -
lieu of rent
Preferred stock dividends paid in        280         389
shares of preferred stock

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              October 30, 2004 and November 1, 2003
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 30, 2004 and the results of its operations and cash flows for the thirteen week and thirty-nine week periods ended October 30, 2004 and November 1, 2003. The results of operations for the thirteen week and thirty-nine week periods ended October 30, 2004 and November 1, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

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

4.   Impact of New Accounting Pronouncements

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance under EITF 00-14 "Accounting for Certain Sales Incentives". SFAS No. 150 generally requires liability classification for two broad classes of financial instruments:
1. instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, or
2. obligations that can be settled in shares but meet one of the following conditions: derive their value predominately from some other underlying obligation, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer's shares. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted this standard August 3, 2003, and this adoption did not have a material impact on the Company's consolidated financial position.

5.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 30, 2004 was $22,333,000 which includes the $4 million outstanding under the bridge facility discussed below. At October 30, 2004 the Company's availability under the WFRF line of credit was approximately $3.2 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 4.68%.

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

     The Company was in compliance with its debt covenants for the quarter ended October 30, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.   Income Taxes

     The Company's net operating loss carryforwards will begin to expire in 2010. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses makes the realization of these assets uncertain. The Company's valuation allowance as of January 31, 2004 and October 30, 2004, is equal to 100% of its deferred tax assets.

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

     In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, has been assessing the impact its preferred stock issuances had on the change in the beneficial ownership of the Company, and whether or not such a change would impact the Company's ability to utilize its net operating loss carryforwards ("NOLs"). After thorough review, it was determined in the third quarter of 2004 that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under Section 382 of the Code. As a result of the limitation, the Company may only utilize $1.4 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.4 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. As of October 30, 2004, the Company has generated year-to-date net income of $198,000. Based on the Company's performance as of October 30, 2004, it is not expected that the NOL limitation will be reached in the current fiscal year. As a result, the Company anticipates that taxable income for the current fiscal year will be completely offset by some or all of the $1.4 million NOL carryforward limitation.

7.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At October 30, 2004, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

8.   Preferred Stock

     On February 28, 2001, the Company executed a definitive agreement to allow an investor to purchase from the Company 300,000 shares of convertible preferred stock for a total purchase price of $6 million. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred stock are convertible into common stock of the Company at a fixed rate of $1.275 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which are reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends were payable 50% in cash and 50% in additional shares of preferred stock until February 28, 2003 and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates. These preferred shares are presently redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

     On August 2, 2002, the Company executed a definitive agreement to allow a group of investors to purchase from the Company 200,000 shares of Series 2002-A convertible preferred stock for a total purchase price of $4 million. Under this preferred stock agreement, each of the 200,000 initially issued shares of preferred stock are convertible into common stock of the Company at a fixed rate of $2.72 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which is reduced to 6% per annum if certain profitability targets are met by the Company. Dividends were payable 50% in cash and 50% in additional shares of preferred stock until July 1, 2003 and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2002-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a
director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. Each of the 50,000 shares of Series 2003-A Preferred Stock initially issued is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing Series 2002-A Preferred Stock. The percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal is approximately 51.7% (assuming conversion of all of the Company's outstanding preferred stock). Dividends were payable 50% in cash and 50% in additional shares of preferred stock until January 1, 2004, and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2003-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

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

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's 2004 and 2003 pro forma net income (loss) and pro forma net income (loss) per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2004. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 29, 1995 is not considered.

                            13 Weeks Ended         39 Weeks Ended
                          October    November    October    November
                            30,         1,         30,        1,
                            2004       2003        2004      2003
                            (In thousands, except per share data)

Net income (loss)
applicable to common          $272       $629      $(924)   $(4,420)
stockholders, as reported

Add:
Stock-based employee
compensation expense             -          -          -          -
included in reported net
income (loss)

Deduct:
Stock-based employee
compensation expense           196         94        616        456
determined under fair
value method for all
awards

Pro forma net income
(loss) applicable to            76       $535     (1,540)   $(4,876)
common stockholders

Net income (loss) per
average common share:
Basic, as reported           $0.04      $0.10     $(0.15)   $(0.72)
Basic, pro forma             $0.01      $0.09     $(0.25)   $(0.80)

Diluted, as reported         $0.04      $0.06     $(0.15)   $(0.72)
Diluted, pro forma           $0.00      $0.03     $(0.25)   $(0.80)

10.  Revenue Recognition

      Sales from store locations represented 99% of the Company's total sales for the thirty-nine weeks ended October 30, 2004.
These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. During the third quarter of 2004, the Company returned to the internet commerce business by offering purchase options through its web site. The sales related to these direct response catalogs and internet transactions were approximately one percent of total sales for the thirty-nine weeks ended October 30, 2004, and a return reserve was established for this revenue stream beginning August 2003. Direct channel and internet sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.  Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                           13 Weeks Ended        39 Weeks Ended
                         October    November   October    November
                           30,         1,        30,         1,
                           2004       2003       2004       2003
                                      (in thousands)

Net income (loss)
applicable to common        $272       $629      $(924)   $(4,420)
shareholders - basic

Preferred stock              363        356           -          -
dividends

Net income (loss)
applicable to common        $635       $985      $(924)   $(4,420)
shareholders - diluted

Average common shares      6,221      6,100       6,216      6,100
outstanding

Effect of dilutive
securities:
Employee stock options       162        171           -          -

Convertible preferred     11,319     11,121           -          -
stock

Diluted average common
shares outstanding        17,702     17,392       6,216      6,100

     Approximately 1,616,445 shares and 1,751,000 shares for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively, and approximately 879,983 shares and 2,030,000 shares for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. For the thirteen weeks ended October 30, 2004 and November 1, 2003, all preferred shares convertible into common shares were included in the calculation of diluted
earnings   per  average  common  share.   However,  approximately
604,688 and 592,458 preferred shares convertible into 11,340,091 and 11,185,597 common shares, for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company to generate cash flow from operations in amounts sufficient to meet debt obligations and provide working capital and funds for growth, consumer spending trends and habits; competition in the retail clothing segment; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; the Company's ability to attract and retain qualified personnel; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; the existence or absence of operating initiatives, publicity, advertising and promotional efforts; and changes in accounting policies. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Overview

      Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                           13 Weeks Ended        39 Weeks Ended
                         October    November   October    November
                           30,         1,        30,         1,
                           2004       2003       2004       2003

Sales                      100.0%     100.0%     100.0%     100.0%

Costs of goods sold         (63.7)     (61.9)     (64.6)    (67.6)

Selling, general and       (29.0)     (29.1)     (30.5)    (29.8)
administrative
expenses

Depreciation and            (3.3)      (3.9)      (3.5)     (4.1)
amortization

Store closing expenses         -          -          -      (2.4)

Interest expense            (1.2)      (0.9)      (1.1)     (1.0)

Income (loss) before         2.8        4.2        0.3      (4.9)
income taxes

Provision (benefit)            -          -          -          -
for income taxes

Net income (loss)            2.8%       4.2%       0.3%     (4.9)%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                            13 Weeks Ended          39 Weeks Ended
                         October     November    October     November
                           30,          1,         30,          1,
                           2004        2003        2004        2003

Sales (000's)              23,110      23,863      66,569      68,118

Total sales (decrease)      (3.2)%       11.7%      (2.3)%        4.8%
increase
Change in comparable
store sales                 (4.7)%       25.6%        1.9%       13.5%
(52 week basis)
Store locations:
Existing stores               41          42          42          50
Stores closed                  -           -          (1)         (8)
New stores opened              -           -           -           -
Total stores at end of        41          42          41          42
period

      The Company opened no new stores, relocated one store and closed one store during the thirty-nine weeks ended October 30, 2004 compared to the thirty-nine weeks ended November 1, 2003 in which no new stores were opened, one store was relocated, one store was expanded and eight stores were closed. The Company currently has no plans to close additional stores. The 2003 store closings were responsible for the total sales decline for the thirty-nine weeks ended October 30, 2004 compared to the same period of the prior year. The positive comparable store sales for the thirty-nine weeks ended October 30, 2004 are primarily due to the favorable response by the Company's customers to the merchandise assortments.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control, inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy costs for the Company's retail stores). The Company's gross margin was 36.3% for the third quarter of 2004, as compared to 38.1% in the same period of last year. Consistent with the Company's 2004 clearance strategies outlined at the beginning of the year, the Company recognized planned permanent markdowns earlier in the season, causing more permanent markdowns to be recorded in the third quarter of 2004 compared to the third quarter of 2003. The gross margin increased for the thirty-nine week period ended October 30, 2004 to 35.4% from 32.4% during the same period of the prior year. The gross margin increase for the thirty-nine weeks was primarily due to improved selling of merchandise at full retail price.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) decreased to 29.0% of sales for the third quarter of 2004 compared to 29.1% for the third quarter of 2003 and increased to 30.5% of sales for the thirty-nine weeks ended October 30, 2004 compared to 29.8% for the same period of the prior year. The increase for the thirty-nine weeks was primarily due to costs associated with the transition in senior management.

      For the third quarter of 2004, the Company reported net income of $649,000 as compared to net income of $1,010,000 in the same period of the previous year, primarily due to the decrease in gross margin as described above. After consideration of preferred stock dividends and accretion of preferred stock issuance costs, net income for the third quarter of 2004 was
$272,000 or $0.04 per diluted and basic share, compared to net income of $629,000 or $0.06 per diluted share ($0.10 per basic share), in the same period of the previous year. For the thirty-nine week period ended October 30, 2004, net income was $198,000 compared to a net loss of $3.3 million in the same period of the prior year. The prior year results included $1.6 million of costs associated with the closing of eight unprofitable stores. After consideration of preferred stock dividends and accretion of preferred stock issuance costs, the net loss for the year-to-date period was $924,000 or $(0.15) per diluted and basic share, compared to a net loss of $4.4 million or ($0.72) per diluted and basic share, in the same period of the previous year.

       The average balance of total outstanding debt was $20,293,000 for the thirty-nine weeks ended October 30, 2004 compared to $19,102,000 for the same period of 2003. This increase in average balances resulted principally from the timing of a promotional event conducted in October 2003 (third quarter) that was moved to November 2004 (fourth quarter).

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $3,451,000 for the thirty-nine weeks ended October 30, 2004 compared to deficit operating cash flows of $6,261,000 for the thirty-nine weeks ended November 1, 2003. This increase in cash flows is principally related to the increase of the Company's net income for the three quarters of 2004 compared to the same period of 2003. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and gross margin which should allow the Company to sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholders, there can be no assurances that these, or any other financing resources will be available for future needs.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 30, 2004 was approximately $22,333,000 which includes the $4 million outstanding under the bridge facility discussed below. At October 30, 2004 the Company's availability under the WFRF line of credit was approximately $3.2 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 4.68%.

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

     The Company was in compliance with its debt covenants for the quarter ended October 30, 2004. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     At October 30, 2004 the Company's availability under the WFRF line of credit was approximately $3,233,000 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 4.68%. The Company's credit line had an average balance of $18,799,000 and $17,312,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. During the thirty-nine weeks ended October 30, 2004, the WFRF line of credit had a high balance of $22,829,000. The balance outstanding on October 30, 2004 was $22,333,000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             October     January     November
                               30,         31,         1,
                              2004        2004        2003

Working capital (000's)        $1,153        $888      $2,834
(1)
Current ratio (1)              1.04:1      1.03:1      1.10:1
Ratio of working capital        .03:1       .02:1       .07:1
to total assets (1)
Ratio of total debt to         3.03:1      2.21:1      1.96:1
stockholders' equity (2)

( Long-term debt is classified as current to comply with 1 accounting pronouncement EITF 95-22. See Note 5 to the
) Consolidated Financial Statements for more information.   If
 the debt under the Company's line of credit was classified as long-term, working capital would be $23,486, $17,508 and $22,922 in October 2004, January 2004 and November 2003, respectively; current ratio would be 3.75:1, 2.81:1 and 3.61:1 in October 2004, January 2004 and November 2003, respectively; and working capital to total assets would be .57:1, .47:1 and .54:1 in October 2004, January 2004 and
 November 2003, respectively.
( Preferred stock is treated as equity for this calculation.
2
)

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

Critical Accounting Estimates and Commitments

      There have been no material changes in the Company's critical accounting estimates or in its commitments outside of the ordinary course of business from those disclosed in the company's Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the third quarter of 2004 that would materially alter the Company's market risk exposures.

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

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED  SALES  OF EQUITY SECURITIES  AND  USE  OF
          PROCEEDS

     On August 1, 2004, 1,170 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to one of the existing holders of 2001 Preferred at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 7.91 shares of Company common stock.

     On October 1, 2004, 2,266 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 8.55 shares of Company common stock.

     Also, on October 1, 2004, 272 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a dividend to one of the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 42.74 shares of Company common stock.

     Because the shares of 2001 Preferred, 2002 Preferred and 2003 Preferred described above were all issued as preferred stock dividends in accordance with the original terms of each series, the Company believes that no sale of securities has occurred which would require the registration of such shares under the Securities Act. However, even if the issuance of such shares is deemed to be a sale for purposes of the Securities Act, the Company believes the issuance of such shares was, in each case, exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. These shares were issued without any public solicitation to a limited group of investors, all of whom are either directors of the Company or beneficially own in excess of 10% of the Company's outstanding common stock and all of whom acquired such shares for investment.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

     The following exhibits are filed as a part of this report:

Exhi
bit    Description
Numb
 er

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

10.4   2002  Performance and Equity Incentive Plan of  Company.
* (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002.

10.5   Employment  Agreement  dated February  9,  2004  between
* Company and Hubert W. Mullins (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended January
       31, 2004).

10.6   Employment  Agreement  dated February  9,  2004  between
*      Company and Clark Hinkley (Incorporated by reference  to
       Exhibit 10.6 to Form 10-K for the year ended January 31,
       2004).

10.7   Stock  Option Agreement dated February 23, 2001  between
*      Company and Clark Hinkley  (Incorporated by reference to
       Exhibit  10.12 to Form 10-K for the year ended  February
       3, 2001).

10.8   First Amendment to Stock Option Agreement dated February
* 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 2004).

10.9   Employment  and  Deferred Compensation  Agreement  dated
*      February  1, 1998 between Company and Harold  G.  Powell
       (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.1 First Amendment dated February 28, 2001 to Employment 0* and Deferred Compensation Agreement between Company and
       Harold  G. Powell  (Incorporated by reference to Exhibit
       10.17 to Form 10-K for the year ended February 3, 2001).

10.1   Series  2001-A Preferred Stock Purchase Agreement  dated
1      February  23,  2001 between Company and  Inter-Him  N.V.
       (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.1   Investor  Rights  Agreement  dated  February  28,   2001
2      between  Company  and Inter-Him N.V.   (Incorporated  by
       reference to Exhibit 10.2 to Form 8-K dated February 28,
       2001).

10.1   Voting  Agreement dated February 28, 2001 among Company,
3      Inter-Him N.V. and the other stockholders named  therein
       (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.1   Right of First Refusal Agreement dated February 28, 2001
4      among Company, Inter-Him N.V. and the other stockholders
       named  therein   (Incorporated by reference  to  Exhibit
       10.4 to Form 8-K dated February 28, 2001).

10.1   First  Amended and Restated Stockholders Agreement dated
5      June  15,  1998  among certain stockholders  of  Company
       (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.1 First Amendment dated February 28, 2001 to First Amended 6 and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.1 Series 2002-A Preferred Stock Purchase Agreement dated 7 as of June 26, 2002, by and among Harold's Stores, Inc.,
       Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
       2002).

10.1 First Amendment to Investor Rights Agreement dated as of 8 August 2, 2002, by and among Harold's Stores, Inc.,
       Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2,
       2002).

10.1   First  Amendment  to  Right of First  Refusal  Agreement
9 dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold
       G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to
       Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.2 First Amendment to Voting Agreement dated as of August 0 2, 2002, by and among Harold's Stores, Inc., Inter-Him,
       N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10.2   Series  2003-A Preferred Stock Purchase Agreement  dated
1 as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2003).

10.2 Second Amendment to Investor Rights Agreement dated as 2 of February 5, 2003, by and among Harold's Stores, Inc.,
       Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4,
       2003).

10.2   Loan  and  Security Agreement dated as  of  February  5,
3 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.2 Series 2003-A Preferred Stock Investment Agreement dated 4 as of February 4, 2003, by and between Harold's Stores,
       Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.2   Form  of  Indemnification Agreement between Company  and
5 members of its Board of Directors (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10.2   Form  of  Waiver  of  Claims and  Covenant  Not  to  Sue
6 Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.2   Participation Agreement dated as of July  10,  2003,  by
7      and  between  Wells  Fargo Retail Finance  II,  LLC  and
       RonHow,  LLC (Incorporated by reference to Exhibit  10.3
       to Form 8-K dated July 10, 2003).

10.2 Amended and Restated Participation Agreement dated as of 8 April 29, 2004, by and between Wells Fargo Retail
       Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended January 31, 2004).

10.2 Assignment and Assumption of Lease Agreement and Third 9 Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1, 2003).

10.3   Option  Agreement between Company and RONHOW  LLC  dated
0      April  30,  2004 (Incorporated by reference  to  Exhibit
       10.30 to Form 10-K for the year ended January 31, 2004).

10.3 First Amendment to Loan and Security Agreement dated as 1 of February 5, 2003, by and among Wells Fargo Retail
       Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31, 2004).

10.3 Second Amendment to Loan and Security Agreement dated as 2 of April 29, 2004, by and among Wells Fargo Retail
       Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31, 2004).

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



                      HAROLD'S STORES, INC.

                      By:  /s/ Hugh Mullins
                          Hugh Mullins
              President and Chief Executive Officer

                     By: /s/ Jodi L. Taylor
                         Jodi L. Taylor
                     Chief Financial Officer


Date: December 14, 2004

                           INDEX TO EXHIBITS

Exhi
bit    Description
Numb
 er

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

10.4   2002  Performance and Equity Incentive Plan of  Company.
* (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002.

10.5   Employment  Agreement  dated February  9,  2004  between
* Company and Hubert W. Mullins (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended January
       31, 2004).

10.6   Employment  Agreement  dated February  9,  2004  between
*      Company and Clark Hinkley (Incorporated by reference  to
       Exhibit 10.6 to Form 10-K for the year ended January 31,
       2004).

10.7   Stock  Option Agreement dated February 23, 2001  between
*      Company and Clark Hinkley  (Incorporated by reference to
       Exhibit  10.12 to Form 10-K for the year ended  February
       3, 2001).

10.8   First Amendment to Stock Option Agreement dated February
* 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 2004).

10.9   Employment  and  Deferred Compensation  Agreement  dated
*      February  1, 1998 between Company and Harold  G.  Powell
       (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.1 First Amendment dated February 28, 2001 to Employment 0* and Deferred Compensation Agreement between Company and
       Harold  G. Powell  (Incorporated by reference to Exhibit
       10.17 to Form 10-K for the year ended February 3, 2001).

10.1   Series  2001-A Preferred Stock Purchase Agreement  dated
1      February  23,  2001 between Company and  Inter-Him  N.V.
       (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.1   Investor  Rights  Agreement  dated  February  28,   2001
2      between  Company  and Inter-Him N.V.   (Incorporated  by
       reference to Exhibit 10.2 to Form 8-K dated February 28,
       2001).

10.1   Voting  Agreement dated February 28, 2001 among Company,
3      Inter-Him N.V. and the other stockholders named  therein
       (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.1   Right of First Refusal Agreement dated February 28, 2001
4      among Company, Inter-Him N.V. and the other stockholders
       named  therein   (Incorporated by reference  to  Exhibit
       10.4 to Form 8-K dated February 28, 2001).

10.1   First  Amended and Restated Stockholders Agreement dated
5      June  15,  1998  among certain stockholders  of  Company
       (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.1 First Amendment dated February 28, 2001 to First Amended 6 and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.1 Series 2002-A Preferred Stock Purchase Agreement dated 7 as of June 26, 2002, by and among Harold's Stores, Inc.,
       Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
       2002).

10.1 First Amendment to Investor Rights Agreement dated as of 8 August 2, 2002, by and among Harold's Stores, Inc.,
       Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2,
       2002).

10.1   First  Amendment  to  Right of First  Refusal  Agreement
9 dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold
       G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to
       Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.2 First Amendment to Voting Agreement dated as of August 0 2, 2002, by and among Harold's Stores, Inc., Inter-Him,
       N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10.2   Series  2003-A Preferred Stock Purchase Agreement  dated
1 as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2003).

10.2 Second Amendment to Investor Rights Agreement dated as 2 of February 5, 2003, by and among Harold's Stores, Inc.,
       Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4,
       2003).

10.2   Loan  and  Security Agreement dated as  of  February  5,
3 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.2 Series 2003-A Preferred Stock Investment Agreement dated 4 as of February 4, 2003, by and between Harold's Stores,
       Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.2   Form  of  Indemnification Agreement between Company  and
5 members of its Board of Directors (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10.2   Form  of  Waiver  of  Claims and  Covenant  Not  to  Sue
6 Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.2   Participation Agreement dated as of July  10,  2003,  by
7      and  between  Wells  Fargo Retail Finance  II,  LLC  and
       RonHow,  LLC (Incorporated by reference to Exhibit  10.3
       to Form 8-K dated July 10, 2003).

10.2 Amended and Restated Participation Agreement dated as of 8 April 29, 2004, by and between Wells Fargo Retail
       Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended January 31, 2004).

10.2 Assignment and Assumption of Lease Agreement and Third 9 Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1, 2003).

10.3   Option  Agreement between Company and RONHOW  LLC  dated
0      April  30,  2004 (Incorporated by reference  to  Exhibit
       10.30 to Form 10-K for the year ended January 31, 2004).

10.3 First Amendment to Loan and Security Agreement dated as 1 of February 5, 2003, by and among Wells Fargo Retail
       Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31, 2004).

10.3 Second Amendment to Loan and Security Agreement dated as 2 of April 29, 2004, by and among Wells Fargo Retail
       Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31, 2004).

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