Form 10-K
period 2005-01-29
HAROLDS STORES INC
filed 2005-04-29
CIK 818682

24

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

                                  OR

   [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to
__________

Commission File No.  001-10892

                        HAROLD'S STORES, INC.
        (Exact name of registrant as specified in its charter)

        Oklahoma                                      73-1308796
    (State or other                                (IRS Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

   5919 Maple Avenue                                (214) 366-0600
  Dallas, Texas  75235                        (Registrant's telephone
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

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At July 31, 2004--$8,827,093.

   On March 15, 2005 the registrant had 6,222,308 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into
   Part III.

                Harold's Stores, Inc. & Subsidiaries
                              Index to
                     Annual Report on Form 10-K
               For the Period Ended January 29, 2005

Part
I.

     It 1. Business                                           3
     em

     It 2. Properties                                         1
     em                                                       1

     It 3. Legal Proceedings                                  1
     em                                                       2

     It 4. Submission of Matters to a Vote of Security        1
     em    Holders                                            2

Part
II.

     It 5. Market for the Registrant's Common Equity,
     em    Related Stockholder Matters                        1
           and Issuer Purchases of Equty Securities           2

     It 6. Selected Financial Data                            1
     em                                                       3

     It 7. Management's Discussion and Analysis of
     em    Financial Condition                                1
           and Results of Operations                          4

     It 7A Quantitative and Qualitative Disclosure about      1
     em  . Market Risk                                        8

     It 8. Financial Statements and Supplementary Data        1
     em                                                       9

     It 9. Changes in and Disagreements with Accountants
     em    on Accounting                                      1
           and Consolidated Financial Disclosure              9

     It 9A Controls and Procedures                            1
     em  .                                                    9

Part
III.

     It 10 Directors and Executive Officers of the            2
     em  . Registrant                                         0

     It 11 Executive Compensation                             2
     em  .                                                    0

     It 12 Security Ownership of Certain Beneficial
     em  . Owners and Management and Related Stockholder      2
           Matters                                            0

     It 13 Certain Relationships and Related                  2
     em  . Transactions                                       0

     It 14 Principal Accountant Fees and Services             2
     em  .                                                    0

Part
IV.

     It 15 Exhibits and Financial Statement Schedules         2
     em  .                                                    0

Signatures                                                    2
                                                              1

                             PART I.

ITEM 1.        BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a chain of ladies' and men's specialty apparel stores in 19 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30 to 50 year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive ladies' and men's apparel and accessories. The Company also operates a direct business consisting of catalog and internet. The internet channel began September 2004. During 2004, this represented approximately 1% of the Company's total sales. More than 95% of sales consists of the Company's proprietary designs controlled by Harold's own designers and merchants and sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

      As of January 29, 2005, the Company's 41 stores were comprised of 39 full-price retail stores and two outlet stores to clear markdowns and slow-moving merchandise. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

     The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2005, 2004, 2003 and 2002 refer to the years ended January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Each of the years mentioned comprised 52-week years.

Developments in 2004

     On February 9, 2004, the Company announced the hiring of a new President and Chief Executive Officer. Hugh W. Mullins, former Chairman and Chief Executive Officer of Neiman Marcus Stores, joined the Company and Clark J. Hinkley announced his retirement as Chief Executive Officer of the Company. An employment agreement was entered into with Mr. Mullins, whereby he receives an annual base salary of $600,000 and received 300,000 shares of common stock options. He also became a member of the Board of Directors of the Company. At the same time, an amendment was made to Mr. Hinkley's employment contract. Mr. Hinkley's base salary remained at the annual rate of $450,000 through June 2004, at which time it was reduced to $250,000 per annum through January 31, 2005. Mr. Hinkley will remain on the Board of Directors of the Company through June 2006.

     In order to achieve additional liquidity, on April 29, 2004, the Company announced the completion of an amendment to its existing credit facility with Wells Fargo Retail Finance II, LLC ("WFRF") which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. The increase in advance rates is expected to increase the availability under the facility by as much as $3 million depending on the level of inventories. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC, an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company common stock, and Mr. Lester is also a director of the Company. WFRF has continued to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WRFR credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

     Beginning in April 2004, the Company significantly reduced its dependence on promotional activities as part of its strategic objectives. This resulted in an increase in the rate of full price selling from 41% in 2003 to 53% in 2004. Despite this decrease in promotional activities, there was an increase in comparable store sales of 1.9% for 2004, compared to an increase of 11.3% for 2003. The Company believes the increases experienced in comparable store sales during 2004 were primarily attributable to customer acceptance of the Company's merchandise offerings. The Company's average sales per square foot for retail stores excluding outlets open during the entire year were $389 and $380 for 2004 and 2003, respectively.

      The Company believes its future success will be achieved by increasing sales momentum in its full-line stores by attracting new customers through its direct marketing efforts and by improving sales from existing customers due to increased emphasis on fashion basics to complement the novelty offerings in ladies' apparel for which the Company is well known. During 2004, the Company did not open any new stores in order to focus on reinvigorating the Harold's brand. Conversely, the Company was able to close one unprofitable location. The Company currently plans to resume a modest store expansion program in 2006. The Company's expansion program will continue to focus primarily on markets currently served by the Company and in new markets that represent a geographical progression from existing markets. The Company currently does not plan to open any new stores during 2005 but does plan to relocate a store in Charlotte, NC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for further information.

Retail Merchandising

      The Company's merchandise mix in ladies' apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in updated classic styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 95% of its ladies' apparel sales are attributable to the Company's product development and proprietary label programs. In 2004 and 2003, ladies' apparel accounted for approximately 81% and 78% of sales, respectively.

      The men's apparel product line includes tailored clothing, furnishings, sportswear, outerwear and shoes in updated classic styles. In 2004, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In 2004 and 2003, men's apparel accounted for approximately 19% and 22% of sales, respectively.

     The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

                        2004            2003           2002
                           (Dollar amounts in thousands)

Ladies' Merchandise
 Apparel and         $65,  73.8%    65,9   71.9%   62,71   69.8%
Accessories           954             18               2
 Handbags and        1,72   1.9     1,39    1.5    1,954   2.2
Belts                   1              2
 Shoes               4,60   5.2     4,62    5.1    3,711   4.1
                        9              9

Men's Merchandise
Suits, Sportcoats,
Slacks and           7,84   8.8     9,31   10.2    9,773  10.9
Furnishings             5              7
 Sportswear and      8,29   9.3     9,47   10.3    10,72  12.0
Accessories             2              9               5
 Shoes                906   1.0      948    1.0      871   1.0

Other                  30   0.0        -    0.0       35   0.0

   Total:           $89,3  100.0%    91,68   100.0%   89,781  100.0%
                       57              3

Company Stores

      The Company's stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of January 29, 2005, with selected information for each location.

Metropolitan                                             Square
    Area             Location         Type of Location   Footag
                                                           e
Atlanta, GA      Lenox Square          Regional            6,861
                                      Shopping Center
Atlanta, GA      Perimeter Center      Regional            5,250
                                      Shopping Center
Austin, TX       Arboretum Market      Specialty Center    4,787
                Place
Austin, TX(1)    8611 N. Mopac         Free Standing       13,20
                Expressway                                    0
Baton Rouge,     Citiplace Market      Specialty Center    5,200
LA               Center
Birmingham,      The Summit            Specialty Center    5,500
AL               Shopping Center
Charlotte, NC    Shops on the Park     Specialty Center    4,000
Dallas, TX       Dallas Galleria       Regional            8,079
                                      Shopping Center
Dallas, TX       Highland Park         Specialty Center    7,503
                Village
Ft. Worth, TX    University Park       Specialty Center    6,000
                Village
Greenville,      Greenville Mall       Regional            5,076
SC                                    Shopping Center
Houston, TX      Highland Village      Specialty Center    6,189
Houston, TX      Town and Country      Specialty Center    5,883
                Village
Houston, TX      Champions Forest      Specialty Center    5,500
                Plaza
Indianapolis,    Keystone Fashion      Regional            3,829
IN               Mall                  Shopping Center
Jackson, MS      The Rogue Compound    Free Standing       3,000
Kansas City,     Country Club Plaza    Specialty Center    4,155
MO
Leawood, KS      Town Center Plaza     Specialty Center    5,000
(Kansas City
metro)
Littleton, CO    Park Meadows Mall     Regional            5,465
(Denver                               Shopping Center
metro)
Louisville,      Mall St. Matthews     Regional            4,292
KY                                    Shopping Center
Lubbock, TX      8201 Quaker Avenue    Specialty Center    3,897
Marietta, GA     The Avenue East       Specialty Center    5,020
(Atlanta         Cobb
metro)
McLean, VA       Tyson's Galleria      Regional            5,083
                                      Shopping Center
Memphis, TN      Poplar Avenue         Specialty Center    5,085
Nashville, TN    The Mall at           Regional            4,814
                Greenhills            Shopping Center
Norman, OK       Campus Corner         Specialty Center    8,402
                Center
Norman, OK(1)    575 S. University     Free Standing       12,38
                Blvd.                                         2
Oakbrook, IL     Oakbrook Center       Regional            4,860
(Chicago                              Shopping Center
Metro)
Oklahoma         50 Penn Place         Specialty Center    13,40
City, OK                                                      2
Omaha, NE        One Pacific Place     Specialty Center    4,397
Palo Alto, CA     Stanford Shopping     Regional            4,275
(San             Center                Shopping Center
 Francisco
 Metro)
Plano, TX        Park and Preston      Free Standing       5,525
   (Dallas
metro)
Raleigh, NC      Crabtree Valley       Regional            5,205
                Mall                  Shopping Center
Richmond, VA     River Road            Specialty Center    5,000
                Shopping Center
Salt Lake        Trolley Square        Specialty Center    5,716
City, UT         Center
San Antonio,     Alamo Quarry          Specialty Center    5,500
TX               Market
Southlake, TX    Southlake Town        Specialty Center    5,462
(Dallas          Square
metro)
St. Louis, MO    Plaza Frontenac       Specialty Center    4,216
Tulsa, OK        Farm Shopping         Specialty Center    3,888
                Center
Tulsa, OK        Utica Square          Specialty Center    7,686
Wichita, KS      The Bradley Fair      Specialty Center    5,500
                Center

(1) Outlet
store

      The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (ladies' and men's), one or two desk associates, and five to seven sales associates, most of whom work on a flex-time basis (20-25 hours per week). The majority of sales associates are generally paid a commission against a draw. Commissions range from 1% to 11% based on the type of product sold and the tenure and productivity of the associate. Store managers are paid a salary plus a performance bonus based on attainment of sales goals, expense control, inventory shrinkage and random store shop scores.

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

      The Company's line of leather goods, which are sold in all store locations, is made and sourced through various third parties in Italy and Asia. Additionally, a growing portion of the assortments in selected accessory areas are represented by branded merchandise. Shoes, belts, handbags and small leather goods are often co-designed by the Company's merchandisers and manufacturing partners.

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

      The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns have an adverse impact on earnings. Such impact is dependent upon the extent of the markdowns and the amount of inventory affected. The Company utilizes its outlet stores to dispose of prior season or slow moving merchandise. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is generally cleared periodically through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

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

      The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2004, approximately 51% of the Company's sales occurred during the third and fourth quarters. The majority of the Company's cumulative net loss applicable to common stockholders, however, was incurred during the first and second quarters.

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

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales as a percent of total
sales  were 84% in 2004, 84% in 2003 and 73% in 2002.   In  2004,
32% of total sales were made with the Harold's credit card and 52% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 29, 2005, the provision for bad debts from Company credit card sales was approximately 0.6% of Harold's proprietary credit card sales for 2004. The Company's bad debt experience from the Harold's proprietary credit card has been relatively stable from year to year.

      Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At January 29, 2005, the Company had approximately 22,885 active credit accounts and the average cardholder had a credit limit of $1,600 and an outstanding balance of $316. Charges by holders of the Company's credit card during 2004 totaled approximately $35,457,000.
Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,142,000,
$1,140,000,   and   $1,152,000,  in   2004,   2003,   and   2002,
respectively.

Advertising

      The Company maintains an in-house marketing department, which produces and designs in-house the Company's direct mail pieces and e-commerce website. In 2004, the Company spent approximately $4,313,000 (4.8% of sales) on advertising and direct mail production costs as compared to approximately $4,190,000 (4.6% of sales) in 2003. These expenditures include the production and mailing costs associated with the Company's catalog. The marketing department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

Management Information Systems

     The Company's management information systems are located at an Administrative Office in Norman, Oklahoma and at its Corporate Office in Dallas, Texas. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting and distribution.
     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The POS system provides personnel scheduling and time keeping capabilities, as well as, a customer profile function to better identify and track consumer demographics.

     The Company utilizes software from JDA, a computerized merchandise planning and allocation system, which interacts with the Company's AS400 and Island Pacific Systems software. JDA facilitates seasonal planning and allocation by department and store, and provides certain data for financial planning.

     In 2003, the Company completed the implementation of CommercialWare's order management system and in 2004 the Company replaced its in-house developed warehouse management system with Manhattan Associates warehouse management system. These two initiatives were undertaken to facilitate a return to Direct channel business, including internet sales, and to make necessary improvements to the Company's distribution center operations. In addition to being able to take orders online and at the Company's call center, sales associates can conduct customer searches for merchandise no longer available in their store using an in-house developed system available at each cash register.

Information Available on our Website

     Our corporate internet address is www.harolds.com. Our website provides a hyperlink to a third party website through which our annual, quarterly and current reports, amendments to those reports, as well as other documents we file electronically with the Securities and Exchange Commission ("SEC") are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third-party website, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC's website at www.sec.gov.

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

      The Company's three Houston stores bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

      On March 15, 2005, the Company had approximately 341 full-time and 347 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

Certain Additional Business Risk Factors

We must improve our financial performance and become consistently profitable.

     For six years through 2003, the Company reported operating losses and deficit cash flows from operating activities. During this period, we experienced restructuring resulting in store closings and reductions of personnel. In 2004 we employed a new Chief Executive Officer and we experienced significantly improved financial results reporting a $95,000 operating profit (before preferred dividends) but continued to report a net loss applicable to common shares of $1.4 million. In addition, we have limited cash flow from operating activities to finance expansion or additional investment. Our future success depends upon our ability to improve our financial performance and become consistently profitable. While we believe our strategic initiatives that are in place will result in ongoing improvements in financial performance, there can be no assurance that we will achieve sustained profitability and cash flow.

Our performance may depend on our ability to respond to changes in customer demands and fashion trends in a timely manner.

     We have historically experienced fluctuations in customer response to our merchandise assortments. Our future performance depends on our ability to consistently anticipate, assess and react to the changing demands of our customer base. If we fail to anticipate fashion trends, select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customer base on a consistent basis, our sales could decline significantly, and we could then be required to mark down certain merchandise to significantly lower prices to sell excess inventory, which would result in lower gross margins. As a private label merchandiser, we assume certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer-base or that the introduction of new merchandise categories will be successful or profitable.

     Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Also see the section entitled "Employees" above in this Item 1.

Our future success will depend upon brand awareness and the effectiveness of our marketing programs.

     Our future success will depend upon our ability to effectively define, evolve and promote our brand. In order to achieve and maintain significant brand name recognition, we will need to increase investments in the development of the brand through various means, including customer research, advertising and promotional events, direct mail marketing and internet marketing. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.

Our business is highly competitive and depends on consumer spending patterns.

     The specialty retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

  -   anticipating  and  quickly  responding  to  changing
   consumer demands;
  -    maintaining   favorable   brand   recognition   and
   effectively  marketing  our products  to  consumers  in
   several diverse market segments;
  -   developing  innovative,  high-quality  products   in
   sizes, colors and styles that appeal to consumers of varying age groups and tastes;
  - sourcing merchandise efficiently;
  - competitively pricing our products and achieving customer perception of value; and
  - providing strong and effective marketing support.

     Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have an adverse effect on our operating results.

We experience fluctuations in our comparable store sales and margins.

     Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.

     Our ability to deliver healthy comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively and using more effective pricing strategies

Our success is dependent on the performance of our vendors and service providers.

     Our business depends on the performance of third parties, including manufacturers and foreign buying agents, telecommunications service providers, the United States Postal Service, United Parcel Service, shipping companies, landlords, paper manufacturers, printers, photographers, creative designers and models and credit card processing companies.

     Any interruptions or delays in these services could materially and adversely affect our business and financial condition. Although we believe that, in general, the goods and services we obtain from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. We do not maintain supply contracts with any of our private label or other merchandise vendors. Rather, we acquire merchandise via purchase orders that terminate upon completion of the order. If any significant merchandise vendor or buying agent were to suddenly discontinue its relationship with us, we could experience temporary delivery delays until a substitute supplier could be found.

Our business is subject to a number of external costs that we are unable to control.

     Our business is subject to a number of external costs we are unable to control, including labor costs, insurance costs, printing, paper and postage expenses, shipping charges associated with distributing merchandise to our customers and stores, retail store facility rental and construction costs, and inventory acquisition costs, including product costs, quota and customs charges. Any increase in these or other external costs could adversely affect our financial position, results of operations and cash flows.

Talented personnel are critical to our success.

     Our success depends to a significant extent upon our ability to retain key personnel, particularly Hugh W. Mullins, President and Chief Executive Officer, and to continue to attract talented new personnel. The loss of the services of Mr. Mullins or one or more of our current members of senior management, or our failure to attract talented new employees, could have an adverse effect on our business.

A major failure of our information systems could harm our business.

     We depend on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative impact on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. We cannot assure that our systems will be adequate to support future growth.

Our financial resources are limited, and we may not be able to attract additional sources of financing.

     Other than our secured bank credit facility which supports our investments in inventory and accounts receivable, our principal sources of financing from 2001 through 2003 have been from Inter-Him, N.V., an entity controlled by Ronald de Waal, Howard Lester, one of our directors, and other directors who have invested an aggregate of $15 million in shares of preferred stock and have participated in $4 million of our bank financing. The terms of the preferred stock permit the holders to elect a majority of our directors and the consent of the holders of the preferred stock is required for any significant actions, including additional financing. We are substantially dependent on the support of Ronald de Waal as the owner of Inter-Him and controlling shareholder of the Company for any further financing. Without additional financing, our ability to make additional investments in marketing and store expansions are significantly limited.

Our outstanding preferred stock limits our ability to achieve financial returns for our holders of common stock.

     As of January 29, 2005, we have outstanding three series of preferred stock with an aggregate liquidation value of $16.5 million. Holders of preferred stock are entitled to annual dividends in the aggregate amount of approximately $1.5 million before any dividends are paid on common stock, and these dividends reduce the amount of our net income applicable to our shares of common stock. Until we achieve net income in excess of the aggregate dividends payable to holders of preferred stock, we will continue to report net losses per share of common stock.

We do not expect to pay dividends on our common stock.

     Due to our weak financial performance and restrictions under our existing credit agreement and preferred stock terms, we do not expect to pay dividends on our common stock for the foreseeable future.

Ronald de Waal, through his ownership of Inter-Him, N.V., which owns a majority of our outstanding preferred stock, controls the Company.

     We are effectively controlled by Ronald de Waal by reason of his ownership of Inter-Him, N.V. which owns a majority of our outstanding preferred stock. Holders of the preferred stock have the ability to elect a majority of the board of directors and otherwise control the policies and strategy of the Company. The financial and business objectives of Mr. de Waal and the other holders of preferred stock as it relates to the Company may be different from those that might be beneficial to holders of common stock. Holders of the common stock are dependent on the fiduciary duties of the Board of Directors, a majority of whom are elected by the holders of preferred stock, to protect their interests.

ITEM 2.        PROPERTIES

Store Leases

      At January 29, 2005, the Company owned the Austin outlet store and leased 40 stores. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 10 to 12 years. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has percentage rent only. All other store leases provide for a base rent with percentage rent payable above specified minimum net sales. Seven of the leased stores open during all of 2004 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). Based on the Company's current level of sales per square foot, the Company believes that some of the risk from any decline in future sales volume in these stores is reduced because a corresponding decline in occupancy expense would occur.

      Substantially all of the leases require the Company to  pay property  taxes, insurance, utilities and common area maintenance
charges.   The  current terms of the Company's leases,  including
automatic renewal options, expire as follows:

   Years       Number
  Leases         of
  Expire       Stores
2005             1
2006-2007        7
2008-2010        20
2011 and         12
later

      The Company generally has been successful in renewing its store leases as they expire.

      During 2004, the Company did not enter into any new store leases. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $65 per square foot annually over the terms of the leases. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

                      2004      2003       2002

Base rent            $6,797,   $8,544,    $7,793,
                         000       000        000
Additional rents
computed as a        252,000   217,000    288,000
percentage of
sales

Total                $7,049,   $8,761,    $8,081,
                         000       000        000

Corporate Headquarters and Merchandise Buying Office

      The Company leases a 46,132 square foot building used primarily as its corporate headquarters and buying offices in Dallas, Texas. The lessor of the Dallas location is a limited partnership whose partners include W. Howard Lester, a director of the Company and a partnership which is comprised of partners Rebecca Powell Casey, an executive officer and director of the Company and certain of her family members. The lease, which was amended in 2003, expires September, 2010 with current monthly rent payments of $26,490, plus insurance, utilities and property taxes until November, 2005 at which time monthly rent will be $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

Administrative Offices and Distribution Center

     The Company owns a building in Norman, Oklahoma comprised of approximately 18,000 square feet. This space is utilized by the Company for its administrative functions.

     The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The owner and lessor of the distribution center is the limited partnership of which Rebecca Powell Casey and members of her family are partners. The term of the distribution center lease expires in June 2012, with annual rent increasing on a fixed scale from $365,416 in 2004 up to a maximum of $419,552 during the final year of the lease. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

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

                            PART II.

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERSAND  ISSUER  PURCHASES  OF   EQUITY
          SECURITIES

     At March 15, 2005, there were 663 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price
           Ranges

   2004        High     Low
1st Quarter    3.20     2.44
2nd Quarter    2.80     2.44
3rd Quarter    2.60     1.35
4th Quarter    1.60     1.15

   2003        High     Low
1st Quarter   $1.20    $0.80
2nd Quarter   $1.70    $0.80
3rd Quarter   $3.40    $1.03
4th Quarter   $5.25    $2.35

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

     The Company has three series of preferred stock outstanding, issued in 2001, 2002 and 2003 in the aggregate amount of $15 million. These shares are entitled to cumulative dividends of 10% on $6 million of preferred stock and 8% on the remaining $9 million, subject to reduction if certain profitability targets are met. See Note 8 to the Consolidated Financial Statements for additional information on the preferred stock.

      During 2004, approximately $1,501,000 of preferred stock dividends and preferred stock issuance cost accretion was recorded. Of this amount, approximately $1,441,000 represented preferred stock dividends paid. Approximately $378,000 was paid in additional shares of preferred stock (as provided by the terms of the preferred stocks) and approximately $1,063,000 was paid in cash.

     The  Company's primary lending agreement does not  currently
allow  for  the  payment  of dividends  on  common  stock.   This
agreement does, however, allow for the distribution of preferred stock dividends.

ITEM 6.        SELECTED FINANCIAL DATA

     The following selected consolidated financial information is derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto, appearing elsewhere herein. See Note 2 to the Consolidated Financial Statements for additional information regarding the restatement of prior year amounts. The approximate impact of this restatement on 2001 was an increase to gross profit of $1,855,000; a decrease in net loss applicable to common stockholders of $389,000; a decrease in net loss per common share of $0.07; an increase in total assets of $10,037,000; a decrease in stockholders' equity of $1,539,000; and a decrease in stockholders' equity per share of $0.25. The approximate impact of this restatement on 2000 was an increase to gross profit of $1,784,000; a decrease in net loss applicable to common stockholders of $330,000; a decrease in net loss per common share of $0.06; an increase in total assets of $11,503,000; a decrease in stockholders' equity of $1,929,000; and a decrease in stockholders' equity per share of $0.32.

                         2004     2003    2002    2001     2000
                                                            *
(Dollar amounts in                (Resta   (Resta  (Restat   (Resta
thousands, except per             ted)    ted)     ed)     ted)
share data)

Statements of Operations
Data:
Sales                    $89,3    91,6     89,7   104,6    127,4
                            57      83       81      24      84
Percentage (decrease)    (2.5)     2.1%    (14.   (17.9)   (6.4)
increase in total sales      %              2)%        %       %

Gross profit on sales    $31,7    30,7     25,4   24,44    35,49
(1)                         14      68       43       5       2
Percentage of sales      35.5%    33.6    28.4%   23.4%    27.8
                                     %                        %

Net income (loss) before     $            (12,7   (17,31   (7,86
income taxes                95    (5,67     89)       8)      4)
                                     1)
Percentage of sales       0.1%    (6.2)   (14.2   (16.6)   (6.2)
                                      %      )%        %       %

Provision (benefit) for      $       -     3,20   (3,07    (3,27
income taxes                 -                6      7)      8)
Percentage of sales       0.0%    0.0%     3.6%   (2.9)    (2.6)
                                                      %       %

Preferred stock
dividends and accretion      $    1,306      863     634       -
of preferred stock       1,501
issuance costs
Percentage of sales       1.7%    1.4%     1.0%    0.6%    0.0%

Net loss applicable to   $(1,4            (16,8   (14,87   (4,58
common stockholders        06)    (6,97     58)       5)      6)
                                     7)
Percentage of sales      (1.6)    (7.6)   (18.8   (14.2)   (3.6)
                             %        %      )%        %       %

Net loss per common
share:                   $(0.2            (2.77   (2.44)   (0.75
 Basic and diluted          3)    (1.14       )                )
                                      )

Other Operating Data:
Stores open at end of       41      42       50      52      52
period
Increase (decrease) in
comparable store sales
(52-53 week basis)        1.9%    11.3%   (9.9%   (16.3%   (11.9
                                              )        )      %)

Balance Sheet Data:
Working capital (2)          $     888      309   8,761    10,94
                           518                                7
Total assets             $43,0    42,7     51,1   64,62    79,85
                            65      45       20       6       6
Long-term debt, net of       $    1,358     1,62   1,921    2,758
current maturities         580                1
Stockholders' (deficit)       $           (1,45   15,37    30,23
equity                    (9,59   (8,20      6)       8       9
                             4)      7)
Stockholders'  (deficit)  $(1.5           (0.24    2.53    4.97
equity per share             4)   (1.34       )
                                      )

*Each of the years presented above is a 52 week year except for
 2000 which was a 53 week year.
(In accordance with retail industry practice, gross profit from 1sales is calculated by subtracting cost of goods sold )(including occupancy and central buying expenses) from sales. (Long-term debt is classified as current to comply with 2accounting pronouncement EITF 95-22. See Note 6 to the )Consolidated Financial Statements for more information.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-K or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company to generate cash flow from operations in amounts sufficient to meet debt obligations and provide working capital and funds for growth, consumer spending trends and habits; competition in the retail clothing segment; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; the Company's ability to attract and retain qualified personnel; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; the existence or absence of operating initiatives, publicity, advertising and promotional efforts; changes in accounting policies; and the ability of new management to improve the Company's financial condition and performance. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Overview

     Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

Results of Operations

     The following table reflects items in the Company's
Statements of Operations as a percentage of sales for the periods indicated:

                                 52       52      52
                               Weeks     Weeks   Weeks
                                2004     2003    2002
                                         (Rest   (Rest
                                         ated)   ated)

 Sales                         100.0%    100.0%   100.0%

Cost of goods sold (including
occupancy and central buying   (64.5)     (66.4    (71.6
expenses)                                   )       )
Selling, general and           (29.7)     (29.4    (33.4
administrative expenses                     )       )
Depreciation and amortization  (4.6)     (7.6)    (6.5)
Restructuring charges              -     (1.8)    (1.2)
Interest expense               (1.1)     (1.0)    (1.5)

Income (loss) before income      0.1     (6.2)    (14.2
taxes                                               )

Provision for income taxes         -       -      3.6

Net income (loss)                0.1%    (6.2)%   (17.8)
                                                     %

The following table reflects the increases and decreases in Company sales for the periods indicated:

                                 52        52        52
                               Weeks     Weeks     Weeks
                                2004      2003      2002

Sales (000's)                  $89,35     $91,68    $89,78
                                   7          3         1

Total sales (decline) growth   (2.5)%      2.1%    (14.2)%
Increase (decrease) in           1.9      11.3     (9.9)
comparable store sales

Store locations:
Existing stores, beginning of     42         50        52
period
Stores closed                     (1)       (8)       (2)
New   stores  opened   during      -          -         -
period
Total stores, end of period       41         42        50

     During 2004, total sales decreased 2.5% as compared to an increase of 2.1% in 2003 and a decrease of 14.2% in 2002. No new locations were opened during 2004 or 2003, and one store was closed in 2004 compared to eight closings in 2003. Beginning in April 2004, the Company began to significantly reduce its dependence on promotional activities. Despite this strategic change, comparable store sales increased 1.9% during 2004, compared to an increase of 11.3% in 2003. The Company believes the increases experienced in comparable store sales during 2004 and 2003 were primarily attributable to strong acceptance by customers to the merchandise assortments offered.

      During 2003, total sales increased 2.1% as compared to a decrease of 14.2% in 2002. No new locations were opened during 2003 or 2002, and two stores were closed in 2002 and eight in 2003. Comparable store sales increased 11.3% during 2003, compared to a decline of 9.9% in 2002. The Company believes that the increases experienced in comparable store sales during 2003 were primarily attributable to strong acceptance by customers to the merchandise assortments offered. The declines experienced in comparable store sales during 2002 were primarily attributable to sales declines experienced in the full-price retail stores during the fall and holiday periods, a result of inventory levels that were down considerably over the prior year and the difficult retail climate experienced by many retailers during the 2002 holiday period.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control, inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy costs for the Company's retail stores). The Company's gross margin increased to 35.5% in 2004 from 33.6% in 2003. The increase in the Company's gross margin was primarily due to increased rates of selling at full-price requiring fewer needed markdowns. During 2003, the Company's gross margin increased to 33.6% from 28.4% in 2002, or 5.2%. The increase in the Company's 2003 gross margin was primarily due to fewer markdowns being recorded in the full-price stores due to stronger sales.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased slightly to 29.7% of sales in 2004 compared to 29.4% of sales in 2003. Selling, general and administrative expenses declined in the aggregate by $366,000 but increased slightly as a percent of sales primarily due to transitional costs associated with the hiring of Mr. Mullins and the retirement of Mr. Hinkley. Selling, general and administrative expenses decreased to 29.4% of sales in 2003 compared to 33.4% of sales in 2002. The decrease in selling, general and administrative expenses as a percentage of sales in 2003 was primarily due to savings experienced from a corporate restructuring commenced in January 2003, savings experienced as a result of closing eight unprofitable store locations during 2003, and increasing comparable store sales trends which provided leverage of fixed costs.

     The Company recorded approximately $1,630,000 in restructuring charges during 2003 compared to approximately $1,060,000 in restructuring charges in 2002. The restructuring charges of 2003 primarily relate to lease termination costs paid to close eight unprofitable store locations. For 2002, the restructuring charges recorded in the fourth quarter consisted of severance costs of approximately $330,000 associated with elimination of positions in the corporate office, with the remainder of restructuring charges attributable to the acceleration of amortization of assets in conjunction with planned store closings in the first half of 2003. No restructuring charges were recorded in 2004.

     Total 2004 interest expense increased approximately $100,000 from 2003 due to higher average interest rates on the Company's outstanding borrowings and higher average outstanding debt balances. The average balance on total outstanding debt was
$20,663,000  in  2004,  compared to  $19,433,000  in  2003.   The
increase in average debt balances resulted principally from increased inventory levels. Total 2003 interest expense decreased $442,000 from 2002 due to lower average interest rates on the Company's outstanding borrowings. The average balance on total outstanding debt was $19,433,000 in 2003, compared to $19,729,000 in 2002. Increases to interest expense may occur if the Company's cash flow requires additional borrowed funds and if interest rates continue to rise.

      The Company's effective income tax rate was 0% in 2004, 0% in 2003 and 24.2% in 2002. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any future operating income.

Cash Flows

     Cash Flows From Operating Activities. During 2004, net cash provided by operating activities was $343,000 as compared to net cash used in 2003 of $1,891,000. The increase in cash flows in 2004 are primarily attributed to a $5.8 million improvement in net income offset by a $5.3 million net increase in inventories.

      Cash Flows From Investing Activities. For 2004, net cash used in investing activities was $2,028,000 as compared to $1,614,000 in 2003. The increase is primarily attributed to a $326,000 increase in capital expenditures. Capital expenditures during 2004 and 2003 were invested principally in remodeling of existing stores and equipment expenditures in existing operations.

      Cash Flows From Financing Activities. During 2004, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the year (see "Liquidity").

      The Company has a line of credit with its bank. This line had average balances of $19,203,000 and $17,679,000 for 2004 and 2003, respectively. During 2004, this line of credit had a high balance of $22,829,000 and a balance of $19,178,000 as of January 29, 2005. The balance at March 15, 2005 was $20,867,000.

      The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

Liquidity

     The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                                    Year end

                            2004      2003      2002
                                     (Restat   (Restat
                                      ed)       ed)

Working   capital  (000's)   $518      $888      $309
(1)
Current ratio (1)          1.02:1    1.03:1    1.01:1
Ratio  of working  capital  .01:1     .02:1     .01:1
to total assets (1)
Ratio   of  long-term  debt
(including         current 2.98:1    2.36:1    2.10:1
maturities)             to
stockholders' equity (2)

(1)  Long-term debt is classified as current to  comply
with accounting pronouncement EITF 95-22.  See Note 6
to  the  Consolidated Financial Statements  for  more
information.  If the debt under the Company's line of
credit  was classified as long-term, working  capital
would  be $19,696, $17,508 and $16,401 in 2004,  2003
and  2002,  respectively;  current  ratio  would   be
3.01:1,  2.81:1  and 2.19:1 in 2004, 2003  and  2002,
respectively and working capital to total assets would be .46:1, .41:1 and .32:1 in 2004, 2003 and
2002, respectively.
(2) Preferred stock is treated as equity for this calculation.

       Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity, supplemented in 2004 and prior periods by investments and extensions of credit from its preferred shareholders. Management anticipates these sources of liquidity to be adequate for the foreseeable future but does not anticipate needing funding from preferred shareholders in 2005. The Company's capital expenditures budget for 2005 is approximately $2,000,000 to be used for the purchase of fixtures and equipment as well as store remodeling expenses.

     See Note 6 to the Consolidated Financial Statements for information about restrictions and covenants under the Company's revolving line of credit.

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

Critical Accounting Policies

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company's consolidated financial statements. However, the Company believes it has taken reasonable but conservative positions, where assumptions and estimates are used, in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas of the Company where the most significant judgment is exercised is in the allowance for doubtful accounts related to the Company's proprietary credit card program, the valuation of inventory, asset impairment estimates and revenue recognition. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's audit committee.

     In 2004, approximately 32% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $7,343,000 at January 29, 2005. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from its estimate.

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

      When a store experiences unfavorable operating performance, the Company evaluates whether an impairment charge should be recorded. A store's assets are evaluated for impairment by comparing the store's estimated undiscounted cash flows to the assets' carrying value. If the cash flows are not sufficient to recover the carrying value, the assets are written down to fair value. Impairment losses associated with these reviews have not been significant. However, if comparative store sales decline, future impairment losses could be significant.

      Sales from store locations represented 99% of the Company's total sales for 2004. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about one percent of the total sales during 2004. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Impact of New Accounting Pronouncements

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which must be adopted by the Company no later than January 29, 2006. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology, and amounts. Prior periods presented are not required to be restated. The Company is still assessing the impact on its results of operations and financial position upon the adoption of SFAS 123(R).

Commitments

      The following table reflects certain of the Company's commitments as of January 29, 2005.

                       Payments due by Period (In Thousands)
                               Less                       More
                               than                       than
   Contractual       Total    1 year    1-3      3-5     5 years
   Obligations                         years    years
Long-term debt       $20,53   $19,95 (      $        $        $
                          8        8 1    188      222      170
                                     )
Store leases (2)     31,426    6,111   11,794    8,124    5,397
Operating leases      6,176    1,028    1,990    1,851    1,307
(other than
stores)
Purchase                425      178      147       50       50
obligations
Estimated interest    8,709    1,274    2,530    2,479    2,426
payments

Total                $67,27   $28,54   $16,64   $12,72   $9,350
                          4        9        9        6

(1) The expiration of the Company's loan agreement, which represents the overwhelming majority of this amount, is February 5, 2007. It is unlikely such debt will be repaid within one year. See Note 6 to the Consolidated Financial
Statements for further information.
(2) Store leases are based on minimum rents exclusive of percentage rent based on sales which could increase rental expense.

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

Interest Rate

      At January 29, 2005, the Company had debt outstanding of approximately $20.5 million. Of this amount, $1.3 million bears interest at a weighted average fixed rate of 6.32%. The remaining $19.2 million bears interest at a variable rate, which averaged approximately 4.70% during 2004. A 10% increase in short-term interest rates on the variable rate debt outstanding at January 29, 2005 would approximate 46 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $88,000 assuming borrowed amounts remain outstanding.

      The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions management would take in response to such a change is also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

      The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

                       Expected Maturity
                         (In thousands)

                  2005   2006   2007   2008   2009 Thereaf Total
                                                    ter

Long-term debt:
Variable Rate     $19,17      $      $      $      $       $  $19,17
                     7      -      -      -      -      -      7
Weighted
Average          4.70%      -      -      -      -      -
Interest Rate

Fixed Rate            $      $      $      $       $       $      $
                   780     90     98    107    116    170  1,361
Weighted
Average          6.32%  6.32%  6.32%  6.32%  6.32%  6.32%
Interest Rate

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

      The Company had no foreign exchange instruments outstanding at January 29, 2005; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2004, 2003 or 2002.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See   the   Consolidated  Financial  Statements   included
immediately following the Exhibit Index to this Report.

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

                            PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2005 Annual Meeting of Stockholders (the "Proxy Statement") and is
incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after January 29, 2005.

ITEM 11.       EXECUTIVE COMPENSATION

      The information required under Item 11 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                            PART IV.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated  Balance  Sheets as  of  January  29,  2005  and
  January 31, 2004
    Consolidated Statements of Operations for the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
    Consolidated Statements of Stockholders' Deficit for the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
    Consolidated Statements of Cash Flows for the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
   Notes to Consolidated Financial Statements

  SCHEDULE:
     Schedule II - Harold's Stores, Inc. and subsidiaries valuation account

  All other schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits: See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.
                           SIGNATURES

      Pursuant  to  the  requirements  of  Section  13 or 15  (d)
of  the Securities Exchange Act of 1934, the registrant has  duly
caused  this   report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.

                    HAROLD'S STORES, INC.

Date:  April 29,    /s/ Hugh W. Mullins
2005
                    Hugh W. Mullins
                    Chief Executive
                    Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

    Signature                 Title              Date

                      President, Chief         April 29,
/s/ Hugh W.           Executive Officer          2005
Mullins               and Director
Hugh W. Mullins       (Principal Executive
                      Officer)

/s/ William E.        Non-Executive Chairman    April
Haslam                of the Board             29, 2005
William E. Haslam     and Director

/s/ Rebecca P.        Executive Vice            April
Casey                 President                29, 2005
Rebecca P. Casey      and Director

/s/ Jodi L. Taylor    Chief Financial           April
                      Officer and Secretary    29, 2005
Jodi L. Taylor        (Principal Financial
                      and
                      Accounting Officer)

/s/ Clark J.          Director                  April
Hinkley                                        29, 2005
Clark J. Hinkley

/s/ James D.          Director                  April
Abrams                                         29, 2005
James D. Abrams

/s/ Robert L.         Director                  April
Anderson                                       29, 2005
Robert L. Anderson

/s/ Margaret A.       Director                  April
Gilliam                                        29, 2005
Margaret A.
Gilliam

/s/ W. Howard         Director                  April
Lester                                         29, 2005
W. Howard Lester

/s/ Leonard M.        Director                  April
Snyder                                         29, 2005
Leonard M. Snyder
                        INDEX TO EXHIBITS

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

10. Lease Agreement effective May 1, 1996 between Company and 1 Carousel Properties, Inc. (Campus Corner Store, Norman,
     Oklahoma) (Incorporated by reference to Exhibit 10.7 to Form S-2 Registration Statement, Registration No. 333-04117) and amendment to Lease Agreement dated April 4, 2002. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 4, 2002).

10. Amended and Restated Lease Agreement dated as of June 3, 2 1996 between Company and 329 Partners II Limited
     Partnership (East Lindsey Warehouse Facility, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-2 Registration Statement, Registration No. 333-04117).

10. Amended and Restated Lease Agreement dated as of June 20, 3 2001 between Company and 329 Partners II Limited
     Partnership (Outlet Store, Norman, Oklahoma) (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended February 2, 2002).

10.  2002  Performance  and Equity Incentive Plan  of  Company.
4* (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002.

10.  Employment  Agreement  dated  February  9,  2004   between
5* Company and Hubert W. Mullins (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended January
     31, 2004).

10.  Employment  Agreement  dated  February  9,  2004   between
6*   Company  and  Clark Hinkley (Incorporated by reference  to
     Exhibit  10.6 to Form 10-K for the year ended January  31,
     2004).

10.  Stock  Option  Agreement dated February 23,  2001  between
7*   Company  and  Clark Hinkley (Incorporated by reference  to
     Exhibit 10.12 to Form 10-K for the year ended February  3,
     2001).

10.  First  Amendment to Stock Option Agreement dated  February
8* 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 2004).

10.  Employment  and  Deferred  Compensation  Agreement   dated
9*   February  1,  1998  between Company and Harold  G.  Powell
     (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.  First Amendment dated February 28, 2001 to Employment  and
10* Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit
     10.17 to Form 10-K for the year ended February 3, 2001).

10.  Series  2001-A  Preferred Stock Purchase  Agreement  dated
11   February  23,  2001  between Company  and  Inter-Him  N.V.
     (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.  Investor Rights Agreement dated February 28, 2001  between
12   Company and Inter-Him N.V.  (Incorporated by reference  to
     Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.  Voting  Agreement dated February 28, 2001  among  Company,
13   Inter-Him  N.V. and the other stockholders  named  therein
     (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.  Right  of First Refusal Agreement dated February 28,  2001
14   among  Company, Inter-Him N.V. and the other  stockholders named  therein (Incorporated by reference to Exhibit  10.4 to Form 8-K dated February 28, 2001).

10.  First  Amended  and Restated Stockholders Agreement  dated
15   June  15,  1998  among  certain  stockholders  of  Company
     (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.  First  Amendment dated February 28, 2001 to First  Amended
16   and   Restated   Stockholders  Agreement   among   certain
     stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10. Series 2002-A Preferred Stock Purchase Agreement dated as 17 of June 26, 2002, by and among Harold's Stores, Inc.,
     Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
     2002).

10. First Amendment to Investor Rights Agreement dated as of 18 August 2, 2002, by and among Harold's Stores, Inc., Inter-
     Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2,
     2002).

10. First Amendment to Right of First Refusal Agreement dated 19 as of August 2, 2002, by and among Harold's Stores, Inc.,
     Inter-Him, N.V., W. Howard Lester, Harold G. Powell,  Anna
     M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10. First Amendment to Voting Agreement dated as of August 2, 20 2002, by and among Harold's Stores, Inc., Inter-Him,
     N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10. Series 2003-A Preferred Stock Purchase Agreement dated as 21 of February 5, 2003, by and among Harold's Stores, Inc.,
     Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4,
     2003).

10. Second Amendment to Investor Rights Agreement dated as of 22 February 5, 2003, by and among Harold's Stores, Inc.,
     Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4,
     2003).

10. Loan and Security Agreement dated as of February 5, 2003, 23 by and among Wells Fargo Retail Finance, LLC, Harold's
     Stores,  Inc.,  Harold's Financial  Corporation,  Harold's
     Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.  Series  2003-A Preferred Stock Investment Agreement  dated
24 as of February 4, 2003, by and between Harold's Stores, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.  Form  of  Indemnification Agreement  between  Company  and
25   members  of  its  Board  of  Directors  (Incorporated   by
     reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10. Form of Waiver of Claims and Covenant Not to Sue 26 Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.  Participation Agreement dated as of July 10, 2003, by  and
27   between  Wells  Fargo Retail Finance II, LLC  and  RonHow,
     LLC (Incorporated by reference to Exhibit 10.3 to Form  8-
     K dated July 10, 2003).

10. Amended and Restated Participation Agreement dated as of 28 April 29, 2004, by and between Wells Fargo Retail Finance
     II,  LLC  and  RonHow, LLC (Incorporated by  reference  to
     Exhibit 10.28 to Form 10-K for the year ended January  31,
     2004).

10. Assignment and Assumption of Lease Agreement and Third 29 Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1,
     2003).

10.  Option  Agreement  between Company and  RONHOW  LLC  dated
30   April  30,  2004  (Incorporated by  reference  to  Exhibit
     10.30 to Form 10-K for the year ended January 31, 2004).

10. First Amendment to Loan and Security Agreement dated as 31 of February 5, 2003, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31,
     2004).

10. Second Amendment to Loan and Security Agreement dated as 32 of April 29, 2004, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31,
     2004).

22.  Subsidiaries  of  Company (Incorporated  by  Reference  to
1    Exhibit   22.1   to   Form  8-B  Registration   Statement,
     Registration No. 1-10892).

23.  Consent of Ernst & Young LLP.
1

31.  Certification  of  Chief  Executive  Officer  Pursuant  to
1    Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.  Certification  of  Chief  Financial  Officer  Pursuant  to
2    Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.  Certification  of Chief Executive Officer Pursuant  to  18
1    U.S.C. Section 1350.

 32.  Certification of Chief Financial Officer Pursuant to 18
 2    U.S.C. Section 1350
 ___________________________
 * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
             Harold's Stores, Inc. and Subsidiaries
         Consolidated Financial Statements and Schedule January 29, 2005, January 31, 2004 and February 1, 2003
  (With Independent Registered Public Accounting Firm's Report
                            Thereon)
       MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Harold's Stores, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgment where necessary. Management believes that all representations made to our external auditors during their examination of the financial statements were valid and appropriate.

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

The Board of Directors of Harold's Stores, Inc. has engaged Ernst & Young LLP, an independent registered public accounting firm, to conduct an audit of the 2004 consolidated financial statements. Their report is included on the following page.



/s/ Hugh W. Mullins
Hugh W. Mullins
President/Chief Executive Officer

/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer


     Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Harold's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Harold's Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule for the 52 weeks ended January 29, 2005, January 31, 2004, and February 1, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harold's Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the 52 weeks ended January 29, 2005, January 31, 2004, and February 1, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As   discussed   in  Note  2  of  the  consolidated   financial
statements, the consolidated financial statements as of January
31, 2004 and for each of the two years in the period then ended have been restated.



                               /s/ Ernst and Young LLP
                               Ernst and Young LLP


Oklahoma City, Oklahoma
April 20, 2005

        HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                    (In Thousands)

                                     Januar     Januar
                                      y 29,     y 31,
                                      2005       2004
ASSETS:                                         (Restat
                                                 ed)

Current assets:
 Cash and cash equivalents                $         $
                                        674     1,118
Trade accounts receivable, less
allowance for doubtful accounts of
$200 as of January 29, 2005 and as    7,343     7,120
of January 31, 2004
 Note and other receivables             125       109
 Merchandise inventories              20,12     17,71
                                          3         3
 Prepaid expenses                     1,254     1,130

  Total current assets                29,51     27,19
                                          9         0

Property and equipment, at cost       44,21     43,48
                                          1         4
Less accumulated depreciation and    (30,66     (27,92
amortization                             5)         9)

 Net property and equipment           13,54     15,55
                                          6         5

  Total assets                            $         $
                                      43,06     42,74
                                          5         5



































 The accompanying notes are an integral part of the consolidated balance sheets.

        HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
          (In Thousands, Except Share Data)

                                     Januar     Januar
                                      y 29,     y 31,
                                      2005       2004
LIABILITIES     AND    STOCKHOLDERS'            (Restat
DEFICIT:                                         ed)

Current liabilities:
 Accounts payable                         $         $
                                      7,116     7,526
 Redeemable gift certificates         1,130       926
 Accrued payroll expenses and           613       890
bonuses
 Accrued rent expense                   184       102
 Current maturities of long-term     19,958     16,858
debt

  Total current liabilities          29,001     26,302

Accrued rent expense, net of current  6,587     7,381
Long-term debt, net of current          580     1,358
maturities

Commitments and contingent
liabilities (Notes 9, 11 and 13)

Convertible preferred stock of $.01
par value
Amended  Series  2001-A,  authorized
600,000    shares,    issued     and
outstanding  336,231 as  of  January  6,725     6,627
29,  2005 and 331,631 as of  January
31, 2004

Series  2002-A,  authorized  300,000
shares,   issued   and   outstanding
217,732  as of January 29, 2005  and  4,340     4,133
208,803 as of January 31, 2004

Series  2003-A,  authorized  100,000
shares,   issued   and   outstanding
54,514  as of January 29,  2005  and  5,426     5,151
52,024 as of January 31, 2004

Amended  2001-A and 2002-A  entitled
to  $20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,  in
each  case  plus accrued but  unpaid
dividends in liquidation

Stockholders' deficit:

Common stock of $.01 par value
 Authorized 25,000,000 shares;
   issued and outstanding
   6,222,308 as of January 29,           62        62
   2005 and 6,209,147 as of
   January 31, 2004
 Additional paid-in capital          34,468     34,449
 Accumulated deficit                 (44,122     (42,716
                                          )          )
                                        (9,592)     (8,205)
Less:  Treasury stock of 205 shares as
of January 29, 2005 and as of           (2)        (2)
January 31, 2004 recorded at cost

  Total stockholders' deficit        (9,594)     (8,207)

Total liabilities and stockholders'  $43,06     $42,74
deficit                                   5         5






 The accompanying notes are an integral part of the consolidated balance sheets.

          HAROLD'S STORES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands, Except Share Data)

                                 52        52         52
                               Weeks      Weeks     Weeks
                               Ended      Ended     Ended
                               January   January    February
                                29,        31,      1, 2003
                                2005      2004
                                         (Restat    (Restat
                                           ed)       ed)

Sales                          $89,357    $91,683    $89,781

Costs and expenses:
Cost of goods sold (including
occupancy and central buying
expenses, exclusive of items   57,643     60,915    64,338
shown separately below)

Selling,     general      and  26,564     26,930    30,053
administrative expenses

Depreciation and amortization   4,076      7,000     5,798

Restructuring charges               -      1,630     1,060

Interest expense                  979        879     1,321

                               89,262     97,354    102,570

Income (loss) before income         95    (5,671)    (12,789
taxes                                                     )

Provision for income taxes          -          -     3,206

Net income (loss)                   $    $(5,671    $(15,99
                                   95          )         5)

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS:

Net income (loss)                   $    $(5,671    $(15,99
                                   95          )         5)

Less:  Preferred stock
dividends and accretion of      1,501      1,306       863
preferred stock issuance
costs

Net loss applicable to common  $(1,406   $(6,977    $(16,85
stockholders                         )         )         8)

Net loss per common share:
Basic                                $         $          $
                                (0.23)    (1.14)     (2.77)
Diluted                              $         $          $
                                (0.23)    (1.14)     (2.77)

Weighted average number of      6,217,6    6,114,2    6,096,5
common shares                      29         02        00

Weighted average number of
common shares assuming         6,217,6    6,114,2    6,096,5
dilution                           29         02        00







      The accompanying notes are an integral part of these consolidated financial statements.

            HAROLD'S STORES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    (Dollars in Thousands)

                                     52        52         52
                                   Weeks      Weeks     Weeks
                                   Ended      Ended     Ended
                                   January   January    Februar
                                    29,        31,       y 1,
                                    2005      2004       2003
Common stock:                                (Restat    (Restat
                                               ed)       ed)

Balance (net of treasury shares),       $         $          $
beginning of year                      60        59         59

Stock bonuses issued, 16 shares
in 2004, no shares in 2003, 1,165       0         -          0
shares in 2002

Stock options exercised, 13,350
shares in 2004, 109,439 shares in       0         1          0
2003, 4,000 shares in 2002

Shares issued to members of the
board of directors, none in 2004,       -         -          0
none in 2003, 5,210 shares in
2002

Balance (net of treasury shares),       $          $         $
end of year                            60         60        59

Additional paid-in capital:

Balance, beginning of year              $          $         $
                                   34,449     34,224    34,200

Stock bonuses                           -          -         4

Stock options exercised                19       225          8

Shares  issued to members of  the       -          -        12
board of directors

Balance, end of year                    $          $         $
                                   34,468     34,449    34,224

Accumulated deficit:

Balance, beginning of year              $          $         $
                                  (42,716    (35,739    (18,881
                                        )          )         )

Net income (loss)                      95    (5,671)    (15,995
                                                             )

Preferred stock dividends and      (1,501)    (1,306)     (863)
accretion

Balance, end of year                    $          $         $
                                  (44,122    (42,716    (35,739
                                        )          )         )














      The accompanying notes are an integral part of these consolidated financial statements.

           HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                    52        52         52
                                  Weeks      Weeks     Weeks
                                  Ended      Ended     Ended
                                  January   January    February
                                   29,        31,      1, 2003
                                   2005      2004
                                            (Restat    (Restat
                                              ed)       ed)
Cash flows from operating
activities:
Net income (loss)                      $          $    $(15,99
                                      95    (5,671)        5)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization      4,076      7,000     6,528
Deferred income tax provision          -         -      3,206
(Gain) loss on sale of assets       (67)       (12)       107
Shares issued to members of the        -          -        12
board of directors
Changes in assets and
liabilities:
Increase in trade and other         (174)      (658)     (111)
receivables
(Increase) decrease in            (2,410)      2,917       921
merchandise inventories
(Increase) decrease in prepaid     (124)       830       (41)
expenses
Decrease in income taxes               -          -     4,237
receivable
(Decrease) increase in accounts    (268)    (3,047)     2,808
payable
Increase (decrease) in accrued     (785)    (3,250)    (2,390)
expenses
Net cash provided by (used in)       343    (1,891)     (718)
operating activities

Cash flows from investing
activities:
Acquisition of property and       (2,030)    (1,704)    (1,863)
equipment
Proceeds from disposal of             67         77       117
property and equipment
Issuance of notes receivable       (102)         -          -
Payments received for note            37        13         10
receivable
Net cash used in investing        (2,028)    (1,614)    (1,736)
activities

Cash flows from financing
activities:
Payments of long-term debt         (272)    (1,291)    (2,014)
Advances on revolving line of     100,53     102,15    107,28
credit                                 2          5         8
Payments on revolving line of     (97,975    (101,62    (106,72
credit                                 )         7)        7)
Proceeds from the issuance of         18        226        11
common stock
Proceeds from the issuance of          -      4,939     3,913
preferred stock
Preferred stock dividends         (1,062)      (809)     (413)
Net cash provided by financing     1,241      3,593     2,058
activities

Net (decrease) increase in cash    (444)         88     (396)
and cash equivalents
Cash and cash equivalents at       1,118     1,030      1,426
beginning of year
Cash and cash equivalents at end       $         $          $
of year                              674     1,118      1,030

Supplemental disclosure of cash
flow information:
Cash paid during the year for:
Income taxes                           $          $         $
                                      44         40        37

Interest                               $          $         $
                                   1,096        778     1,358

Non-cash investing and financing
activities:
Issuance of note receivable for         $         $          $
sale of equipment                      -         -         80
Issuance of common stock to
members of the board of                $         $          $
directors                              -         -         12
Preferred stock dividends accrued       $         $          $
                                     378       426        367


      The accompanying notes are an integral part of these
               consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Entity

       Harold's Stores, Inc., an Oklahoma corporation (the Company), operates a 41-store chain of "updated traditional", classic styled ladies and men's specialty apparel stores. The
Company offers its merchandise in stores primarily across the South and Southwest. The Company creates the majority of its product assortment through its private label program. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer.

Basis of Presentation

      The  consolidated financial statements include the accounts of  the  Company  and its subsidiaries, all of which  are  wholly
owned.   All  significant intercompany accounts and  transactions
have been eliminated.

Reclassification

      Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Definition of Fiscal Year

      The Company has a 52-53 week year that ends on the Saturday closest to January 31. Years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004, February 1, 2003,
respectively.   The years 2004, 2003 and 2002 each comprised  52-
week years.

Accounting Pronouncements

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which must be adopted by the Company no later than January 29, 2006. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology, and amounts. Prior periods presented are not required to be restated. The Company is still assessing the impact on its results of operations and financial position upon the adoption of SFAS 123(R).

Cash and Cash Equivalents

      Cash and cash equivalents include overnight investments and credit card receivables collected within three business days.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash equivalents. The company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.

Accounts Receivable and Finance Charges

     Trade accounts receivable primarily represents the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when applied to the customers' statements. Minimum monthly payments are required and are generally equal to ten percent of the outstanding balance. The average liquidation rate at January 29, 2005 was approximately
2.65 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,142,000, $1,140,000, and $1,152,000, in 2004, 2003, and 2002,
respectively.

Allowances for doubtful accounts are established based upon historical losses and increased as necessary to cover specific items. Receivables determined to be uncollectible are written off as a charge to the allowance. Recoveries of previously written off amounts are added back to the allowance. Charge-offs related to these accounts were approximately $253,000, $221,000 and $275,000 during 2004, 2003 and 2002, respectively.

Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Manufacturing inventories of raw materials, work-in-process and in-transit items are valued at the lower of cost (first-in, first-out method) or market, and approximate $3,570,000 and $2,604,000 at January 29, 2005 and January 31, 2004, respectively.

Stock Options

     The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date, the Company's 2004, 2003 and 2002 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2004. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                        Year Ended
                                  January  January  Februar
                                   29,     31,     y 1,
                                  2005     2004    2003
                                          (Resta   (Resta
                                           ted)    ted)
                                  (In thousands, except
                                     per share data)

Net loss applicable to common      $(1,40    $(6,9   $(16,
stockholders, as reported            6)      77)    858)

Add:
Stock-based employee
compensation expense included         -       -        -
in reported net loss

Deduct:
Stock-based employee
compensation expense determined     375      460     496
under fair value method for all
awards

Pro forma net loss applicable     $(1,78    $(7,4   $(17,
to common stockholders               1)      37)    354)

Net loss per common share:
Basic, as reported                 $(0.23    $(1.1   $(2.7
                                      )       4)      7)
Basic, pro forma                   $(0.29    $(1.2   $(2.8
                                      )       2)      5)

Diluted, as reported               $(0.23    $(1.1   $(2.7
                                      )       4)      7)
Diluted, pro forma                 $(0.29    $(1.2   $(2.8
                                      )       2)      5)

Revenue Recognition

      Sales from store locations represented 99% of the Company's total sales for 2004. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about one percent of the total sales during 2004. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Advertising

     During 2004, 2003 and 2002, the Company incurred approximately $4,313,000, $4,190,000, and $4,220,000, respectively, in advertising expenses. Advertising expenditures related to small publications mailed to the Company's database of active customers are expensed at the time of mailing to the customer.

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

                  Buildings                   30 years
                  Leasehold improvements    5-10 years
                  Furniture and equipment    4-7 years
                  Software and related costs   3 years

      Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized. During 2004, 2003 and 2002, the Company recorded approximately $4,076,000, $7,000,000, and $5,798,000, respectively, of depreciation and amortization expense.

Computer Software Costs

       For  2004,  2003  and  2002,  software  related  costs  of approximately  $70,000, $55,000 and $57,000,  respectively,  were
capitalized.   These costs are amortized over  the  life  of  the
related software.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. As of January 29, 2005, the Company's valuation allowance was equal to 100% of its deferred tax assets. See Note 7 for additional discussion.

Net loss Per Common Share

      Basic net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method).

      The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the periods indicated:

                                        2004     2003     2002
                                                 (Resta   (Resta
                                                 ted)     ted)
                                         (In thousands, except
                                            per share data)

Net loss applicable to common           $(1,40    $(6,97    $(16,8
stockholders, basic and diluted            6)       7)      58)

Weighted average number of common       6,218    6,114    6,097
shares outstanding - basic
Dilutive effect of potential common
shares issuable upon                        -        -        -
     exercise of employee stock
options
Weighted average number of common       6,218    6,114    6,097
shares outstanding - diluted

Net loss per share:
     Basic                              $(0.23    $(1.14    $(2.77
                                            )        )        )
     Diluted                            $(0.23    $(1.14    $(2.77
                                            )        )        )

      Options  to  purchase  1,606,313, 1,680,084  and  2,175,755 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of common shares and their inclusion would result in anti-dilution. The options expire through the year 2014.

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

Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

2.   Restatement of Financial Statements

      In light of a recent SEC clarification on lease accounting, we re-evaluated our lease accounting practices and have corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent increases and tenant allowances.

      Under the requirements of FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, we had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date, instead of at the time we take physical possession of the property to start construction on leasehold improvements. This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed. We have restated our previously reported Consolidated Financial Statements to correct our accounting for scheduled rent increases.

      In addition, under FASB Technical Bulletin 88-1, "Issues Relating to Accounting for Leases," lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by us should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. We had previously classified tenant allowances as a reduction to store build out costs (leasehold improvements). As a result, we reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense. We have restated our previously reported Consolidated Financial Statements to properly account for tenant allowances.

     The restatement primarily resulted in a decrease to retained earnings of $1,540,000 as of February 2, 2002 and an increase in net earnings of $58,000, $503,000, and $484,000 in 2004, 2003 and
2002, respectively. The majority of the adjustments relate to periods prior to 2002.

      As a result of these restatements, the Company's financial results have been adjusted as follows (in thousands, except per share data):

                              As                   As
                           Previous             Restated
                              ly
                           Reported
                           January              January
                             31,      Adjustme    31,
                             2004       nts       2004
Property and equipment      30,037     13,447     43,484
Accumulated amortization   (20,064)   (7,865)   (27,929)
Accrued rent expense,        1,247      6,134      7,381
net of current
Accumulated deficit        (42,164)     (552)   (42,716)
Total stockholders'         (7,655)     (552)    (8,207)
deficit


                              As                   As
                           Previous             Restated
                              ly
                           Reported
                           January              January
                             31,      Adjustme    31,
                             2004       nts       2004
Sales                      $91,683          -    $91,683
Costs and expenses:
Cost of goods sold          64,363    (3,448)     60,915
Selling, general and
administrative expenses     26,930          -     26,930
Depreciation and             4,055      2,945      7,000
amortization
Restructuring charges        1,630          -      1,630
Interest expense               879          -        879
                            97,857      (503)     97,354
Loss before income taxes   $(6,174)       503   $(5,671)
Provision for income             -          -          -
taxes
Net loss                   $(6,174)       503   $(5,671)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                   $(6,174)       503   $(5,671)
Less:  Preferred stock
dividends and accretion      1,306          -      1,306
of preferred stock
issuance costs
Net loss applicable to
common stockholders        $(7,480)       503   $(6,977)
Net loss per common
share:
Basic and diluted                 $      0.08          $
                             (1.22)               (1.14)


                              As                   As
                           Previous             Restated
                              ly
                           Reported
                           February             February
                              1,      Adjustme     1,
                             2003       nts       2003
Sales                      $89,781          -    $89,781
Costs and expenses:
Cost of goods sold          66,707    (2,369)     64,338
Selling, general and
administrative expenses     30,053          -     30,053
Depreciation and             3,913      1,885      5,798
amortization
Restructuring charges        1,060          -      1,060
Interest expense             1,321          -      1,321
                           103,054      (484)    102,570
Loss before income taxes   $(13,273       484   $(12,789
                                  )                    )
Provision for income         3,206          -      3,206
taxes
Net loss                   $(16,479       484   $(15,995
                                  )                    )
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                   $(16,479       484   $(15,995
                                  )                    )
Less:  Preferred stock
dividends and accretion        863          -        863
of preferred stock
issuance costs
Net loss applicable to
common stockholders        $(17,342       484   $(16,858
                                  )                    )
Net loss per common
share:
Basic and diluted                 $      0.07          $
                             (2.84)               (2.77)

3.   Fair Value of Financial Instruments

       Balance Sheet: Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Substantially all of the debt is at variable interest rates, therefore, fair value approximates carrying value.

      Off  balance  sheet:   There were no  outstanding  notional
principal amounts of forward exchange contract commitments at January 29, 2005 or at January 31, 2004.

4.   Note Receivable

      On April 2, 2002, the Company sold its only restaurant accepting a promissory note in return in the principal amount of $80,000. Interest income is netted against selling, general and administrative expenses and was $4,000 during 2004 and $4,000 during 2003. The balance of this note at January 29, 2005 and January 31, 2004 was approximately $41,000 and $57,000, respectively.

5.   Property and Equipment

      Property and equipment at January 29, 2005 and January  31,
2004 consisted of the following:

                        2004     2003
                                 (Resta
                                 ted)
                       (in thousands)

Land                      631      631
Buildings               3,039    3,039
Leasehold improvements 25,624    25,922
Furniture and          14,917    13,89
equipment                            2
                       44,211    43,484

6.   Long-term Debt

     Long-term  debt  at January 29, 2005 and  January  31,  2004 consisted of the following:

                                     2004     2003
                                     (in thousands)

Borrowings under line of credit with
a     maximum    availability     of
$22,000,000, bearing interest  at  a
weighted-average    variable    rate
(4.70%  at January 29, 2005) payable     $       $
monthly,  due February, 2007.   This 19,17    16,62
line   of   credit  is  secured   by     8       0
substantially  all  assets  of   the
Company.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate   (8.34%),   due   in   monthly   663     740
installments   of   principal    and
interest  of approximately  $11,000,
with final payment due June, 2011.

Note     payable    to     financial
institution,  secured   by   certain
equipment,  bearing  interest  at  a
fixed  rate  (8.1%), due in  monthly     -     105
installments   of   principal    and
interest  of approximately  $12,000,
with  final  payment  due  November,
2004.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate    (4.25%)   due   in   monthly   670     751
installments   of   principal    and
interest  of  approximately  $9,000,
with  final  payment  due  December,
2005.

Capital lease obligation, secured by
computer equipment, bearing interest
at  a  fixed  rate  (8.00%)  due  in
quarterly  installments of principal    27       -
and    interest   of   approximately
$9,000,   with  final  payment   due
September, 2005.

Total debt                           20,53    18,2
                                         8      16

 Less  current maturities  of  long- 19,95    16,85
term debt                                8       8

Long-term   debt,  net  of   current     $       $
maturities                             580    1,358

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2004. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at January 29, 2005 was $19,178,000 which includes the $4 million outstanding under the bridge facility discussed below. At January 29, 2005 the Company's availability under the WFRF line of credit was approximately $3.0 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 4.70%.

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

     In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. The increase in advance rates is expected to increase the availability under the facility by as much as $3 million depending on the level of inventories. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFFR credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the
Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

The Company was in compliance with its debt covenants for the year ended January 29, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     The annual maturities of the above long-term debt as of January 29, 2005 are as follows (in thousands):

Year
2005             $19,9
                   58
2006                90
2007                98
2008               106
2009               116
2010 and           170
subsequent
Total            $20,5
                   38

7.   Income Taxes

      Income tax provision for the years ended January 29,  2005,
January  31,  2004  and  February  1,  2003,  consisted  of   the
following:

                        2004     2003      2002
                            (in thousands)

Current   provision         -        -         -
(benefit)
Deferred  provision         -        -     3,206
(benefit)

 Total                      -        -     3,206

Income tax expense differs from the statutory tax rate as follows:

                           2004     2003      2002

Statutory tax rate         34.0%    (34.0)   (34.0)
                                        %        %
Changes in income
taxes caused by:
 State income taxes         6.0     (6.0)     (6.0)
 Non-deductible              -         -        -
goodwill
Net operating loss
valuation allowance      (40.0)     40.0     64.2
and other
Effective tax rate          0.0%     0.0%     24.2%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at January 29, 2005 and January 31, 2004 are presented below:

                        2004     2003
                       (in thousands)
Deferred tax assets -
current:
 Allowance for             80       80
doubtful accounts
 Merchandise              497    1,241
inventories
 Accrued expenses         607      565
                        1,184    1,886
 Less:  Valuation      (1,184    (1,886
allowance                   )         )
                            -        -

Deferred tax assets -
noncurrent:
 Property and           3,160    2,969
equipment
 Net operating loss     9,184    7,931
                       12,344    10,900
 Less:  Valuation      (12,34    (10,90
allowance                  4)        0)
                            -        -

      The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.7 million which begin to expire in 2005. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of January 29, 2005 is equal to 100% of its deferred tax assets.

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

      In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, has been assessing the impact its preferred stock issuances had on the change in the beneficial ownership of the Company, and whether or not such a change would impact the Company's ability to utilize its net operating loss carryforwards ("NOLs"). After thorough review, it was determined in the third quarter of 2004 that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under Section 382 of the Code. As a result of the limitation, the Company may only utilize $1.0 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.0 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. Based on the Company's 2004 projected taxable loss, the cumulative excess annual limitation carryover to 2005 is approximately $2.4 million.

8.   Stock and Stock Options

      The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of January 31, 2004, The Board had authorized three series of preferred stock, the Amended Series 2001-A Preferred Stock, consisting of 600,000 shares, and the 2002-A Preferred Stock consisting of 300,000 shares, and the 2003-A Preferred Stock consisting of 100,000 shares.

     On February 28, 2001, the Company executed a definitive agreement to allow an investor to purchase from the Company 300,000 shares of convertible preferred stock for a total purchase price of $6 million. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred  stock  is convertible into 15.6863  shares  of  common stock  of  the Company.  The preferred shares have voting  rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which are reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends are payable 50% in cash and 50% in additional shares of preferred stock until February 28, 2003 and thereafter in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates. Following the third anniversary of the original issuance date, the preferred shares are redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     On August 2, 2002, the Company executed a definitive agreement to allow a group of investors to purchase from the Company 200,000 shares of Series 2002-A convertible preferred stock for a total purchase price of $4 million. Under this preferred stock agreement, each of the 200,000 issued shares of preferred stock is convertible into common stock of the Company at a fixed rate of $2.72 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which is reduced to 6% per annum if certain profitability targets are met by the Company. Dividends are payable 50% in cash and 50% in additional shares of preferred stock until July 1, 2003 and thereafter in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2002-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2003-A Preferred Stock is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. As a result of the sale of the 2003-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by Inter-Him and Mr. de Waal is 52.6%. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

      The Company has reserved 3,000,000 shares of its common stock for issuance to key employees under its current stock option and equity incentive plan, which was adopted in 2002 and replaced a prior plan initially adopted in 1993. The current plan has a term of ten years. The Compensation Committee of the Board of Directors may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power of all classes of the Company's stock. Options granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. No options were granted to stockholders who have more than 10% of the Company's voting stock during 2003, 2002 or 2001 under the incentive plan. Twenty percent of each option grant, except for grants to non-employee board members, vests one year after the date of issuance with the remaining options vesting at 20% per year for four years. Non-employee board members are required to wait six months from the date of grant before exercising any options from that grant, at which time the options are fully vested. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. A summary of the status of the Company's stock option plan, and activity for the periods indicated, is presented as follows:

                                 Options            Options
                               Outstanding        Exercisable
                                      Weight             Weight
                                        ed                 ed
                                       Avg.               Avg.
                             Shares   Exerci    Shares   Exerci
                                        se                 se
                                      Price              Price

Balance of options           1,962,      3.88    810,77    $5.69
outstanding at February 2,     082                   9
2002

Granted                      461,00      2.25
                                 0
Terminated                   (245,4     2.50
                                57)
Exercised                    (4,000     2.00
                                  )

Balance of options           2,173,      3.70    1,159,    $4.83
outstanding at February 1,     625                 482
2003

Granted                      312,80      1.13
                                 0
Terminated                   (156,2     3.42
                                02)
Exercised                    (109,4     2.07
                                39)

Balance of options           2,220,     $3.43    1,282,    $4.45
outstanding at January 31,     784                 736
2004

Granted                      359,55      3.02
                                 0
Terminated                   (436,1     4.82
                                43)
Exercised                    (13,35     1.46
                                 0)

Balance of options           2,130,     $3.09    1,383,    $3.46
outstanding at January 29,     841                 431
2005

As  of  the  year ended January 29, 2005, the range  of  exercise prices and weighted average remaining contractual life of outstanding options was $0.95 - $16.71, and 5.9 years, respectively. The following table summarizes information about the Company's stock options, which were outstanding, and those, which were exercisable as of January 29, 2005:

                Options Outstanding               Options
                                                Exercisable
 Range                Weighted   Weighted              Weighted
  of       Number     Average    Average     Number    Average
Exercise   Outstand   Remainin   Exercise   Exercisa   Exercisab
Prices       ing      g Life      Price       ble      le Price

 0.95-     396,28       7.9       $1.34     208,82      $1.44
 1.20           0                                0
 1.20-     1,446,       5.9       $2.58     886,48      $2.45
 4.06         436                                6
 4.06-     203,62       3.8       $6.24     203,62      $6.24
 7.66           6                                6
 7.66-     84,499       1.7       $12.38    84,499      $12.38
 16.71
           2,130,                           1,383,
              841                              431

      The weighted average fair values of options granted under the non-qualified plan during 2004, 2003 and 2002 were $2.25, $0.80, and $1.63, respectively.

      The fair value of each non-qualified and incentive option granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions for 2004, 2003 and 2002: risk-free interest rate of 4.15% for 2004, 4.28% for 2003, and 4.84% for 2002; expected dividend yield of 0% for all periods; expected lives of approximately seven years for 2004, 2003 and 2002; and volatility of the price of the underlying common stock of 79.0% for 2004, 75.1% for 2003, and 73.6% for 2002.

9.   Retirement and Benefit Plans

      The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to annually contribute up to $13,000 of their compensation before income taxes plus an additional catch up contribution of $3,000 before income taxes if the participant is at least 50 years old. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended January 29, 2005, January 31, 2004, and February 1, 2003, the Company contributed approximately $250,000, $249,000, and $243,000, respectively, to the 401(k) plan.

10.  Related Party Transactions

      The Company leases its Norman, Oklahoma retail and outlet stores and a distribution center facility from a limited partnership whose partners include Rebecca Powell Casey, an executive officer and a director of the Company, and certain of her family members. The store lease terms in 2004, 2003 and 2002, provided for annual base rental payments and percentage rent equal to four percent of sales plus insurance, utilities, and property taxes. During the years ended January 29, 2005, January 31, 2004, and February 1, 2003, the total of such rent for the stores was approximately $246,000, $214,000, and $230,000, respectively. The term of the retail space lease is twelve years commencing June 4, 1996. The term of the distribution center lease is sixteen years commencing July 1, 1996, with increasing annual rental payments on a fixed scale which has a maximum annual rental up to $419,951 during the final year of the lease. The lease also provides for payments to the partnership for insurance, utilities and property taxes. The Company leases its corporate headquarters location from a limited partnership whose partners include W. Howard Lester, a director of the Company and the above referenced partnership. The lease, which was amended in 2003, expires September, 2010 with monthly rent payments of $26,490, plus insurance, utilities and property taxes until November, 2005 at which time monthly rent will be $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. These leases have been approved by all independent directors as being on terms at or below available competitive market renewal rates.

      See Note 8 for information concerning the purchase of preferred stock by one of the Company's executive officers and certain members of the Company's Board of Directors.

11.  Facility Leases

      The Company conducts a majority of its retail operations from leased store premises under leases that will expire within the next ten years. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

      Minimum rental commitments (excluding renewal options) for store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of January 29, 2005 were as follows (in thousands):

Year:
2005                 $
                 7,139
2006             7,037
2007             6,748
2008             5,829
2009             4,145
2010 and         6,704
subsequent
     Total       $37,6
                    02

Total rental expense for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, was as follows (in thousands):

                        2004     2003      2002

Base rent              $6,79     $8,54     $7,79
                           7         4         3
Additional rents
computed                 252       217      288
   As percentage
of sales
   Total               $7,04     $8,76     $8,08
                           9         1         1

12.  Business Concentrations

     More than 95% of the ladies' apparel sales were attributable to the Company's product development and private label programs during 2004, 2003 and 2002. The breakdown of total sales between ladies' and men's apparel was approximately 81% and 19% for 2004, 78% and 22% for 2003, and 76% and 24% for 2002.

13.  Commitments and Contingent Liabilities

      The Company may issue letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At January 29, 2005, the Company had no outstanding letters of credit to secure orders of merchandise from various domestic and international vendors.

      The  Company  did  not  enter  into  any  forward  exchange contracts during the year ended January 29, 2005. Normally, forward exchange contracts require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The contracts are usually of varying short-term duration and include a window delivery feature that provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. A swap allows the Company to sell the unused currency, at the contract's maturity, to the counterparty at the current market rate and then buy back the same amount for the time period to which the Company wants to extend. The counterparty to the derivative transactions is a major financial institution. The credit risk is generally limited to the unrealized gains or losses in such contracts should this counterparty fail to perform as contracted. The Company considers the risk of counterparty default to be minimal.

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

14.  Business Segments

      The Company manages its operations on an individual store basis. Financial information is maintained for each store and provided to the Company's management for review and as a basis for decision making. The Company fully allocates all expenses down to a pre-tax level and monitors each store's performance accordingly. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company has no operations that would qualify as a separate operating segment under Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure About Segments of an Enterprise and Related Information."

SUPPLEMENTARY DATA

Summarized  unaudited quarterly financial results are as  follows
(in thousands, except per share data):

                             First    Second    Third    Fourth
52 Weeks Ended January
29, 2005
Sales                        $24,1    $19,2     $23,1    $22,7
                               69       90        10       88
Gross profit on sales as     9,032    6,156     8,382     N/A
previously reported
Gross profit on sales        9,297    6,421     8,647    7,349
(as restated, see Note
2)
Net income (loss)
applicable to common          237    (1,434      272     N/A
stockholders as                           )
previously reported
Net income (loss)
applicable to common          251    (1,420      286     (525)
stockholders (as                          )
restated, see Note 2)
Net income (loss) per
common share:
 Basic as previously         $0.04    ($0.23    $0.05     N/A
reported                                  )
 Basic (as restated,         $0.04    ($0.23    $0.05    ($0.09
see Note 2)                               )                  )
 Diluted as previously       $0.04    ($0.23    $0.04     N/A
reported                                  )
 Diluted (as restated,       $0.04    ($0.23    $0.04    ($0.08
see Note 2)                               )                  )

52 Weeks Ended January
31, 2004
Sales                        $24,6    $19,5     $23,8    $23,5
                               95       61        63       64
Gross profit on sales as     7,174    5,824     9,087    5,235
previously reported
Gross profit on sales        8,036    6,686     9,949    6,097
(as restated, see Note
2)
Net (loss) income
applicable to common        (2,515    (2,535      629    (3,059
stockholders (A) as             )         )                  )
previously reported
Net (loss) income
applicable to common        (2,389    (2,409      755    (2,934
stockholders (A) (as            )         )                  )
restated, see Note 2)
Net (loss) income per
common share:
 Basic as previously         ($0.41    ($0.42    $0.10    ($0.49
reported                        )         )                  )
 Basic (as restated,         ($0.39    ($0.40    $0.12    ($0.47
see Note 2)                     )         )                  )
 Diluted as previously       ($0.41    ($0.42    $0.06    ($0.49
reported                        )         )                  )
 Diluted (as restated,       ($0.39    ($0.40    $0.06    ($0.47
see Note 2)                     )         )                  )

(A) In the first and second quarters of 2003, the Company recorded restructuring charges of approximately $1.63 million.
 The   restructuring  charges  consisted  primarily  of  lease
 termination  costs  of  approximately  $1.24  million.    The
 remainder of the restructuring charges consisted primarily of legal and consulting fees related to planned store closings in the first half of 2003.

                                                      Schedule II

             HAROLD'S STORES, INC. AND SUBSIDIARIES
                        VALUATION ACCOUNT
                         (In Thousands)



                                        Additi
                      Balanc   Additi   ons-     Deduct   Balanc
                      e at     ons-     Recove   ions-    e at
   Description        Beginn   Charge   ries     Write-   End of
                      ing of   d to      of      off of   Period
                      Period   Expens   Accoun   Accoun
                                 e       ts       ts
                                        Writte
                                        n off

52 Weeks ended
January 29, 2005:
Allowance for          $200      218       35      253     $200
doubtful accounts

52 Weeks ended
January 31, 2004:
Allowance for          $200      192       29      221     $200
doubtful accounts

52 Weeks ended
February 1, 2003:
Allowance for          $200      217       58      275     $200
doubtful accounts