Form 10-Q
period 2005-04-30
HAROLDS STORES INC
filed 2005-06-14
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30,
2005

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

As of May 31, 2005, the registrant had 6,222,308 shares of Common Stock outstanding.



                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended April 30, 2005


Part I - FINANCIAL INFORMATION                                        Pag
                                                                       e

Item Financial Statements
1.

     Consolidated Balance Sheets - April 30, 2005 (unaudited) and       3
     January 29, 2005

     Consolidated Statements of Income -
          Thirteen Weeks ended April 30, 2005 (unaudited) and May 1,    5
          2004 (Restated), (unaudited)

     Consolidated Statements of Cash Flows -
          Thirteen Weeks ended April 30, 2005 (unaudited) and May 1,    6
          2004 (Restated), (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition and   13
2.   Results of Operations

Item Quantitative and Qualitative Disclosure About Market Risk         16
3.

Item Controls and Procedures                                           16
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 17
1.

Item Unregistered Sales of Equity Securities and Use of Proceeds       17
2.

Item Defaults Upon Senior Securities                                   17
3.

Item Submission of Matters to a Vote of Security Holders               17
4.

Item Other Information                                                 17
5.

Item Exhibits                                                          17
6.

     Signatures                                                          7 21


       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                     April    January
                                      30,       29,
                                     2005      2005
                                    (Unaud
                                     ited)

Current assets:

Cash and cash equivalents                 $         $
                                      1,145       674
Trade accounts receivable, less
allowance for doubtful accounts       8,178     7,343
of $200 as of April 30 and
January 29
Note and other receivables              101       125
Merchandise inventories              22,415    20,123
Prepaid expenses                        960     1,254

Total current assets                 32,799    29,519

Property and equipment, at cost      44,459    44,211
Less accumulated depreciation        (31,66     (30,66
and amortization                         1)         5)

Net property and equipment           12,798    13,546

Total assets                         $45,59    $43,06
                                          7         5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                     April     January
                                      30,       29,
                                     2005      2005
                                    (Unaud
                                     ited)

Current liabilities:

Accounts payable                           $        $
                                      5,645    7,116
Redeemable gift certificates            845    1,130
Accrued payroll expenses and            870      613
bonuses
Accrued rent expense                  1,225    1,141
Current maturities of long-term      22,524    19,95
debt (See Note 6)                                  8

Total current liabilities            31,109    29,95
                                                   8

Accrued rent expense, net of          5,276    5,630
current maturities
Long-term debt, net of current        1,798      580
maturities

Total liabilities                    38,183    36,16
                                                   8

Commitments and contingencies
(See Note 8)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  337,461      6,749    6,725
as of April 30 and 336,231 as of
January 29
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 220,039 as of  April      4,394    4,340
30 and 217,732 as of January 29
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 54,791 as  of  April      5,460    5,426
30 and 54,514 as of January 29
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                     16,603    16,49
                                                   1

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,222,308 as of April 30  and
   6,222,308 as of January 29
Additional paid-in capital           34,468    34,46
                                                   8
Accumulated deficit                  (43,71     (44,1
                                         7)       22)
                                     (9,187     (9,59
                                          )        2)
Less:  Treasury stock of 205 shares
as  of  April 30 and January  29        (2)       (2)
recorded at cost
Total stockholders' deficit          (9,189     (9,59
                                          )        4)

Total liabilities and                $45,59    $43,0
stockholders' deficit                     7       65


    HAROLD'S STORES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME
     (In Thousands Except Per Share Data)
                 (Unaudited)

                               13 Weeks Ended
                               April    May 1,
                                30,      2004
                                2005
                                        (Restat
                                         ed)

Sales                           $23,9    $24,1
                                   65       69

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items    14,46    14,87
shown separately below)             9        3

Selling, general and             7,401    7,258
administrative expenses

Depreciation and amortization     974    1,032

Interest expense                  339      215

Total costs and expenses        23,18    23,37
                                    3        8

Income before income taxes        782      791

Provision for income taxes          -        -

Net income                          $        $
                                  782      791


NET INCOME APPLICABLE TO
COMMON STOCKHOLDERS:

Net income                          $        $
                                  782      791

Less:  Preferred stock
dividends and accretion of        377      540
preferred stock issuance
costs

Net income applicable to            $        $
common stockholders               405      251

Net income per common share:
Basic                               $        $
                                 0.07     0.04
Diluted                             $        $
                                 0.04     0.04



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                     (Unaudited)

                                      13 Weeks Ended
                                    April 30,  May 1,
                                      2005      2004
                                               (Restate
                                                 d)

Cash flows from operating
activities:
Net income                                 $         $
                                         782       791
Adjustments to reconcile net
income to net cash used in
operating activities:
Depreciation and amortization            974     1,032
Gain on sale of assets                   (7)        (5)
Changes in assets and
liabilities:
Increase in trade and other            (836)      (608)
accounts receivable
(Increase) decrease in               (2,292)       214
merchandise inventories
Decrease (increase) in prepaid           294      (696)
expenses
Decrease in accounts payable         (1,471)      (818)
Decrease in accrued expenses           (298)      (315)

Net cash used in operating           (2,854)      (405)
activities

Cash flows from investing
activities:
Acquisition of property and            (226)      (270)
equipment
Proceeds from disposal of                  7         5
property and equipment
Issuance of note receivable                -        (2)
Payments received for notes               24         6
receivable

Net cash used in investing             (195)      (261)
activities

Cash flows from financing
activities:
Borrowings on long-term debt           1,300         -
Payments on long-term debt             (665)       (61)
Advances on revolving line of         28,267    26,588
credit
Payments on revolving line of        (25,118     (25,45
credit                                     )         6)
Proceeds from exercise of common           -         5
stock options
Preferred stock dividends              (264)      (407)

Net cash provided by financing         3,520       669
activities

Increase in cash                         471         3
Cash and cash equivalents at             674     1,118
beginning of period
Cash and cash equivalents at end           $         $
of period                              1,145     1,121


Non-cash investing and financing
activities:
Issuance of preferred stock in             -       142
lieu of rent
Preferred stock dividends paid            99       114
in shares of preferred stock

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 April 30, 2005 and May 1, 2004
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of April 30, 2005 and the results of its operations and cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004. The results of operations for the thirteen week periods ended April 30, 2005 and May 1, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

2.   Definition of Fiscal Year

     The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from January 30, 2005 through
January 28, 2006, has been designated as 2005.

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

5.   Restatement of Financial Statements

      In light of a recent SEC clarification on lease accounting, the Company re-evaluated its lease accounting practices and has corrected the way it accounts for its leases, specifically the accounting for operating leases with scheduled rent increases and tenant allowances.

      Under the requirements of FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, the Company had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction on leasehold improvements. This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed. The Company has restated its previously reported Consolidated Financial Statements to correct its accounting for scheduled rent increases by including the construction period.

      In addition, under FASB Technical Bulletin 88-1, "Issues Relating to Accounting for Leases," lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by the Company should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. The Company had previously classified tenant allowances as a reduction to store build out costs (leasehold improvements). As a result, it reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense. The Company has restated its previously reported Consolidated Financial Statements to properly account for tenant allowances.

     The restatement primarily resulted in a decrease to retained earnings of $691,000 as of January 31, 2004 and an increase in net earnings of $14,000 for the thirteen weeks ended May 1, 2004. The majority of the adjustments relate to periods prior to 2003.

      As a result of these restatements, the Company's financial results for the thirteen weeks ended May 1, 2004 have been adjusted as follows (in thousands, except per share data):

                              As                   As
                           Previous             Restated
                              ly
                           Reported
                            May 1,               May 1,
                             2004     Adjustme    2004
                                        nts
Sales                      $24,169          -    $24,169
Costs and expenses:
Cost of goods sold          15,137      (264)     14,873
Selling, general and         7,258          -      7,258
administrative expenses
Depreciation and               782        250      1,032
amortization
Interest expense               215          -        215
                            23,392       (14)     23,378
Income before income           777         14        791
taxes
Provision for income             -          -          -
taxes
Net income                       $         14          $
                               777                   791
NET INCOME APPLICABLE TO
COMMON STOCKHOLDERS:
Net income                       $         14          $
                               777                   791
Less:  Preferred stock
dividends and accretion        540          -        540
of preferred stock
issuance costs
Net income applicable to
common stockholders              $         14          $
                               237                   251
Net income per common
share:
Basic                            $       0.00          $
                              0.04                  0.04
Diluted                          $       0.00          $
                              0.04                  0.04

6.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at April 30, 2005 was $22,326,000 which includes the $4 million outstanding under the bridge facility discussed below. At April 30, 2005 the Company's availability under the WFRF line of credit was approximately $4.2 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.63%.

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

     The Company was in compliance with its debt covenants for the quarter ended April 30, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

7.   Income Taxes

     The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.7 million which begin to expire in 2005. The Company provides a valuation allowance for all deferred tax assets because the Company's recent history of operating losses made the realization of these assets more unlikely than likely.

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

      In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, has been assessing the impact its preferred stock issuances had on the change in the beneficial ownership of the Company, and whether or not such a change would impact the Company's ability to utilize its net operating loss carryforwards ("NOLs"). After thorough review, it was determined that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under
Section  382  of  the Code.  As a result of the  limitation,  the
Company may only utilize $1.0 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.0 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. Based on the Company's 2004 projected taxable loss, the cumulative excess annual limitation carryover to 2005 is approximately $2.4 million. In 2005 the Company's total NOL available for use is $12.6 million.

8.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At April 30, 2005, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

9.   Preferred Stock

     On February 28, 2001, the Company executed a definitive agreement to allow an investor to purchase from the Company 300,000 shares of convertible preferred stock for a total purchase price of $6 million. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred stock is convertible into common stock of the Company at a fixed rate of $1.275 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which are reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends were payable 50% in cash and 50% in additional shares of preferred stock until February 28, 2003 and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates. These preferred shares are presently redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

     On August 2, 2002, the Company executed a definitive agreement to allow a group of investors to purchase from the Company 200,000 shares of Series 2002-A convertible preferred stock for a total purchase price of $4 million. Under this preferred stock agreement, each of the 200,000 initially issued shares of preferred stock is convertible into common stock of the Company at a fixed rate of $2.72 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which is reduced to 6% per annum if certain profitability targets are met by the Company. Dividends were payable 50% in cash and 50% in additional shares of preferred stock until July 1, 2003 and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2002-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. Each of the 50,000 shares of Series 2003-A Preferred Stock initially issued is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing Series 2002-A Preferred Stock. The percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal is approximately 51.3% (assuming conversion of all of the Company's outstanding preferred stock). Dividends were payable 50% in cash and 50% in additional shares of preferred stock until January 1, 2004, and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2003-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

     None of the Company's outstanding preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

10.  Stock Options

     The Company follows the intrinsic value method of accounting for common stock options to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's 2005 and 2004 pro forma net income and pro forma net income per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2005. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                 13 Weeks Ended
                                 April    May 1,
                                  30,      2004
                                 2005
                                          (Restat
                                           ed)
                                 (In thousands,
                                     except
                                per share data)

Net income applicable to common   $405      $251
stockholders, as reported

Add:
Stock-based employee
compensation expense included        -         -
in reported net income

Deduct:
Stock-based employee
compensation expense determined     82       187
under fair value method for all
awards

Pro forma net income applicable   $323     $  64
to common stockholders

Net income per average common
share:
Basic, as reported               $0.07     $0.04
Basic, pro forma                 $0.05     $0.01

Diluted, as reported             $0.04     $0.04
Diluted, pro forma               $0.02     $0.01

11.  Revenue Recognition

      Sales from store locations represented 96% of the Company's total sales for the thirteen weeks ended April 30, 2005. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. During the third quarter of 2004, the Company returned to the internet commerce business by offering purchase options through its web site. The sales related to these direct response catalogs and internet transactions were approximately four percent of total sales for the thirteen weeks ended April 30, 2005, and a return reserve was established for this revenue stream beginning August 2003. Direct channel and internet sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

12.
     Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended
                              April    May 1,
                               30,      2004
                              2005
                                       (Resta
                                        ted)
                              (in thousands)

Net income applicable to
common stockholders -          $405      $251
basic

Preferred stock dividends       363         -

Net income applicable to
common stockholders -          $768      $251
diluted

Average common shares         6,222     6,212
outstanding

Effect of dilutive
securities:
Employee stock options           31       376

Convertible preferred        11,391         -
stock

Diluted average common       17,644     6,588
shares outstanding

     Approximately  1,972,291 shares and 801,575 shares  for  the
thirteen   weeks  ended  April  30,  2005  and   May   1,   2004,
respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. For the thirteen weeks ended April 30, 2005, all preferred shares convertible into common shares were included in the calculation
of   diluted   earnings  per  average  common  share.    However,
approximately   598,519   preferred   shares   convertible   into
11,226,772 common shares, for the thirteen weeks ended May 1, 2004 were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

13.  Reclassifications

     Certain reclassifications have been made to the January 29, 2005 balances to conform to the April 30, 2005 presentation.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                              13 Weeks Ended
                              April    May 1,
                               30,      2004
                              2005
                                       (Restat
                                         ed)

Sales                         100.0%    100.0%

Costs of goods sold            (60.4)   (61.5)

Selling, general and          (30.8)   (30.0)
administrative expenses

Depreciation and               (4.1)    (4.3)
amortization

Interest expense               (1.4)    (0.9)

Income before income taxes      3.3       3.3

Provision for income taxes        -         -

Net income                      3.3%      3.3%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                          13 Weeks Ended
                         April     May 1,
                          30,       2004
                          2005

Sales (000's)            23,965    24,169

Total sales decrease      (0.8)%    (2.1)%
Change in comparable
store sales                 0.1%      8.6%
(52 week basis)
Store locations:
Existing stores             41        42
Stores closed                -        (1)
New stores opened            -         -
Total stores at end of      41        41
period

      The Company opened no new stores during the thirteen weeks ended April 30, 2005 and May 1, 2004 and closed no stores for the thirteen weeks ended April 30, 2005 compared to the thirteen weeks ended May 1, 2004 in which one store was closed. The Company currently has no plans to close additional stores. The positive comparable store sales for the thirteen weeks ended April 30, 2005 are primarily due to the favorable response by the Company's customers to the merchandise assortments.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control, inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy costs for the Company's retail stores). The Company's gross margin was 39.6% for the first quarter of 2005, as compared to 38.5% in the same period of last year. The increase in gross margin is primarily attributable to selling a larger percentage of merchandise at full price due to less promotional activities.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 30.8% of sales for the first quarter of 2005 compared to 30.0% for the first quarter of 2004. The increase is principally due to the production costs of the Company's Mother's Day catalog which were expensed in the first quarter of 2005 compared to the second quarter of 2004. The timing shift resulted from an earlier mailing date for the catalog in 2005 compared to 2004. The majority of the sales related to the Mother's Day catalog are recognized in May of both 2005 and 2004.

      For the first quarter of 2005, the Company reported net income of $782,000 as compared to net income of $791,000 in the same period of the previous year. After consideration of preferred stock dividends and accretion of preferred stock issuance costs, net income applicable to common stockholders for the first quarter of 2005 was $405,000 or $0.04 per diluted ($0.07 per basic share), compared to $251,000 or $0.04 per diluted and basic share, in the same period of the previous year.

       The average balance of total outstanding debt was $22,997,000 for the thirteen weeks ended April 30, 2005 compared to $19,244,000 for the same period of 2004. This increase in average  balances  resulted  principally  from  the  increase  in inventory levels from the same period of the prior year. Inventory levels were higher because spring merchandise commitments were greater in the first quarter of 2005 compared to the same period of the prior year, and summer merchandise was delivered earlier in 2005 compared to 2004.

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $2,854,000 for the thirteen weeks ended April 30, 2005 compared to deficit operating cash flows of $405,000 for the thirteen weeks ended May 1, 2004. This decrease in cash flows is principally related to the increase of the Company's merchandise inventories and a decrease in accounts payable compared to the same period of 2004. The Company's ability to achieve positive cash flows from operating activities depends on its ability to continue to improve sales and gross margin which should allow the Company to sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholders, there can be no assurances that these, or any other financing resources will be available for future needs.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at April 30, 2005 was approximately $22,326,000 which includes the $4 million outstanding under the bridge facility discussed below. At April 30, 2005 the Company's availability under the WFRF line of credit was approximately $4.2 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.63%.

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

     The Company was in compliance with its debt covenants for the quarter ended April 30, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     At April 30, 2005 the Company's availability under the WFRF line of credit was approximately $4,173,000 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.63%. The Company's credit line had an average balance of $21,223,000 and $17,678,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. During the thirteen weeks ended April 30, 2005, the WFRF line of credit had a high balance of $22,746,000. The balance outstanding on April 30, 2005 was $22,326,000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             April    January    May 1,
                              30,       29,      2004
                             2005      2005
                                                (Restat
                                                  ed)
Working capital (000's)      $1,690    $(439)      $966
(1)
Current ratio (1)            1.05:1     .99:1    1.04:1
Ratio of working capital      .04:1    (.01):     .02:1
to total assets (1)                         1
Ratio of total debt to
stockholders' equity  and    3.28:1    2.98:1    2.34:1
preferred stock (2)

( Long-term  debt  is  classified as current  to  comply
1 with accounting pronouncement EITF 95-22.  See Note  6
) to  the  Consolidated  Financial Statements  for  more
 information.  If the debt under the Company's line  of
 credit  was  classified as long-term, working  capital
 would  be $24,016, $18,739 and $18,718 in April  2005,
 January  2005  and  May  2004,  respectively;  current
 ratio  would  be  3.73:1, 2.74:1 and 2.96:1  in  April
 2005,  January  2005 and May 2004,  respectively;  and
 working capital to total assets would be .53:1,  .44:1
 and  .43:1  in April 2005, January 2005 and May  2004,
 respectively.  These calculations are considered  non-
 GAAP   measures.   These  measures   should   not   be
 considered  as  an alternative to working  capital  or
 other  GAAP financial measurements as an indicator  of
 the  Company's liquidity.  Because the Company's  line
 of   credit  does  not  expire  until  February  2007,
 management   feels  these  measures  are  helpful   to
 investors.
( Preferred  stock  is  treated  as  equity   for   this
2 calculation.   This calculation is considered  a  non-
) GAAP  measure.  This measure should not be  considered
 as  an  alternative to the Company's ratio of debt  to
 equity  or  other  GAAP financial measurements  as  an
 indicator  of  the Company's liquidity.  Although  the
 Company's  preferred shareholders  maintain  effective
 control  over the Company, management believes showing
 the   preferred  stock  as  stockholders'  equity   is
 meaningful to investors.

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

Critical Accounting Estimates and Commitments

      There have been no material changes in the Company's critical accounting estimates or in its commitments from those disclosed in the company's Annual Report on Form 10-K for the year ended January 29, 2005.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the first quarter of 2005 that would materially alter the Company's market risk exposures.

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

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.    UNREGISTERED  SALES OF EQUITY SECURITIES  AND  USE  OF
     PROCEEDS

     On February 1, 2005, 1,230 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to one of the existing holders of 2001 Preferred at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 13.79 shares of Company common stock.

     On April 1, 2005, 2,307 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 16.00 shares of Company common stock.

     Also, on April 1, 2005, 277 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a dividend to one of the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 80.00 shares of Company common stock.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.   OTHER INFORMATION

      Effective April 25, 2005 the Company entered into an agreement with Gerald Kucera to sell the Austin, Texas outlet store location at a sales price of $2.5 million. The agreement was amended on May 26, 2005 to extend the feasibility period allowed the prospective buyer for due diligence. The feasibility period is scheduled to end on June 27, 2005 and can be extended by the buyer for an additional 15 days if certain procedures are followed. There can be no assurances that this sale will be concluded, as the buyer has the ability to cancel the contract until the feasibility period has expired. If the sale of the building were to close, the Company expects to record a gain on the sale of the building of approximately $1.6 million. Additionally, the Company would plan to relocate the outlet to another leased space in the Austin area. Under the agreement with Kucera, the Company has the ability to lease the existing premises for a period of up to nine months after closing of the sale.

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


 Date: June 14, 2005

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