Form 10-Q
period 2005-07-30
HAROLDS STORES INC
filed 2005-09-19
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

             Yes   [   ]                     No   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

             Yes   [   ]                     No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2005, the registrant had 6,223,508 shares of Common Stock outstanding.



                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended July 30, 2005


Part I - FINANCIAL INFORMATION                                        Pag
                                                                       e

Item Financial Statements
1.

     Consolidated Balance Sheets - July 30, 2005 (unaudited) and        3
     January 29, 2005

     Consolidated Statements of Operations -
          Thirteen and Twenty-Six Weeks ended July 30, 2005             5
          (unaudited) and July 31, 2004 (Restated), (unaudited)

     Consolidated Statements of Cash Flows -
          Twenty-Six Weeks ended July 30, 2005 (unaudited) and July     6
          31, 2004 (Restated), (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition and   13
2.   Results of Operations

Item Quantitative and Qualitative Disclosures About Market Risk        17
3.

Item Controls and Procedures                                           17
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 17
1.

Item Unregistered Sales of Equity Securities and Use of Proceeds       17
2.

Item Defaults Upon Senior Securities                                   17
3.

Item Submission of Matters to a Vote of Security Holders               18
4.

Item Other Information                                                 18
5.

Item Exhibits                                                          19
6.

     Signatures                                                          7 20

  The financial information included in this Form 10-Q has not been subjected to a timely quarterly review as required by Rule
10-01(d) of Regulation S-X.

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                    July 30,  January
                                     2005       29,
                                               2005
                                    (Unaud
                                     ited)

Current assets:

Cash and cash equivalents                 $         $
                                      1,324       674
Trade accounts receivable, less
allowance for doubtful accounts       6,718     7,343
of $200 as of July 30 and
January 29
Note and other receivables               78       125
Merchandise inventories              19,970    20,123
Prepaid expenses                      1,017     1,254

Total current assets                 29,107    29,519

Property and equipment, at cost      44,578    44,211
Less accumulated depreciation        (32,64     (30,66
and amortization                         6)         5)

Net property and equipment           11,932    13,546

Total assets                         $41,03    $43,06
                                          9         5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                    July 30,   January
                                     2005       29,
                                               2005
                                    (Unaud
                                     ited)

Current liabilities:

Accounts payable                           $        $
                                      6,369    7,116
Redeemable gift certificates            765    1,130
Accrued payroll expenses and            707      613
bonuses
Accrued rent expense                  1,235    1,141
Current maturities of long-term      20,952    19,95
debt (See Note 6)                                  8

Total current liabilities            30,028    29,95
                                                   8

Accrued rent expense, net of          4,988    5,630
current maturities
Long-term debt, net of current        1,762      580
maturities

Total liabilities                    36,778    36,16
                                                   8

Commitments and contingencies
(See Note 8)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  338,681      6,774    6,725
as  of July 30 and 336,231 as of
January 29
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 222,418 as  of  July      4,448    4,340
30 and 217,732 as of January 29
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 55,077 as of July 30      5,495    5,426
and 54,514 as of January 29
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                     16,717    16,49
                                                   1

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,223,508 as of July  30  and
   6,222,308 as of January 29
Additional paid-in capital           34,469    34,46
                                                   8
Accumulated deficit                  (46,98     (44,1
                                         5)       22)
                                     (12,45     (9,59
                                         4)        2)
Less:  Treasury stock of 205 shares
as  of  July  30 and January  29        (2)       (2)
recorded at cost
Total stockholders' deficit          (12,45     (9,59
                                         6)        4)

Total liabilities and                $41,03    $43,0
stockholders' deficit                     9       65


             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)
                           (Unaudited)

                               13 Weeks Ended     26 Weeks Ended
                                July     July      July     July
                                30,      31,       30,      31,
                                2005     2004      2005     2004
                                        (Restat            (Restat
                                         ed)                ed)

Sales                           $20,2    $19,2     $44,2    $43,4
                                   98       90        62       58

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items    15,55    12,86     30,02    27,74
shown separately below)             8        9         6        1

Selling, general and             6,307    6,412     13,70    13,66
administrative expenses                                8        9

Depreciation and amortization     969    1,020     1,943    2,052

Interest expense                  357      203       696      418

Total costs and expenses        23,19    20,50     46,37    43,88
                                    1        4         3        0

Loss before income taxes       (2,893    (1,214    (2,11    (422)
                                    )         )       1)

Benefit for income taxes            -        -         -        -

Net loss                       $(2,89    $(1,21   $(2,11        $
                                   3)        4)       1)    (422)


NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS:

Net loss                       $(2,89    $(1,21   $(2,11        $
                                   3)        4)       1)    (422)

Less:  Preferred stock
dividends and accretion of        375      205       752      746
preferred stock issuance
costs

Net loss applicable to common  $(3,26    $(1,41   $(2,86   $(1,16
stockholders                       8)        9)       3)       8)

Net loss per common share:
Basic                          $(0.53    $(0.23   $(0.46    $(0.1
                                    )         )        )       9)
Diluted                        $(0.53    $(0.23   $(0.46    $(0.1
                                    )         )        )       9)



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                     (Unaudited)

                                      26 Weeks Ended
                                    July 30,   July 31,
                                      2005      2004
                                               (Restate
                                                 d)

Cash flows from operating
activities:
Net loss                                   $          $
                                     (2,111)      (422)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization          1,943     2,052
Gain on sale of assets                  (20)       (45)
Changes in assets and
liabilities:
Decrease in trade and other              617       860
accounts receivable
Decrease (increase) in                   153      (983)
merchandise inventories
Decrease in prepaid expenses             237         11
Decrease in accounts payable           (747)     (1,125
                                                      )
Decrease in accrued expenses           (819)      (607)

Net cash used in operating             (747)      (259)
activities

Cash flows from investing
activities:
Acquisition of property and            (329)     (1,142
equipment                                             )
Proceeds from disposal of                 20        45
property and equipment
Issuance of note receivable                6        (2)
Payments received for notes               49         9
receivable

Net cash used in investing             (254)     (1,090
activities                                            )

Cash flows from financing
activities:
Borrowings on long-term debt           1,300         -
Payments on long-term debt             (721)      (135)
Advances on revolving line of         50,099    49,963
credit
Payments on revolving line of        (48,502     (48,31
credit                                     )         6)
Proceeds from exercise of common           1        14
stock options
Preferred stock dividends              (526)      (528)

Net cash provided by financing         1,651       998
activities

Increase (decrease) in cash              650      (351)
Cash and cash equivalents at             674     1,118
beginning of period
Cash and cash equivalents at end           $         $
of period                              1,324       767


Non-cash investing and financing
activities:
Issuance of preferred stock in             -       142
lieu of rent
Preferred stock dividends paid           199       184
in shares of preferred stock

             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 July 30, 2005 and July 31, 2004
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 30, 2005 and the results of its operations and cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. The results of operations for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

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

4.   Impact of New Accounting Pronouncements

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which must be adopted by the Company no later than January 29, 2006. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology, and amounts. Prior periods presented are not required to be restated. The Company is still assessing the impact on its results of operations and financial position upon the adoption of SFAS 123(R), but it is expected to be similar to the pro forma information set forth in Note 10 below.

5.   Restatement of Financial Statements

      In light of an SEC clarification on lease accounting issued in February 2005, the Company re-evaluated its lease accounting practices in the first quarter of 2005 and has corrected the way it accounts for its leases, specifically the accounting for operating leases with scheduled rent increases and tenant allowances.

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

      As a result of these restatements, the Company's financial results for the thirteen and twenty-six weeks ended July 31, 2004 have been adjusted as follows (in thousands, except per share data):


                              As                   As
                           Previous             Restated
                              ly
                           Reported

                               Thirteen Weeks Ended
                           July 31,             July 31,
                             2004     Adjustme    2004
                                        nts
Sales                      $19,290          -    $19,290
Costs and expenses:
Cost of goods sold          13,134      (265)     12,869
Selling, general and         6,412          -      6,412
administrative expenses
Depreciation and               770        250      1,020
amortization
Interest expense               203          -        203
                            20,519       (15)     20,504
Loss before income taxes    (1,229)        15    (1,214)
Benefit for income taxes         -          -          -
Net loss                          $        15          $
                            (1,229)              (1,214)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                          $        15          $
                            (1,229)              (1,214)
Less:  Preferred stock
dividends and accretion        205          -        205
of preferred stock
issuance costs
Net loss applicable to            $        15          $
common stockholders         (1,434)              (1,419)
Net loss per common
share:
Basic                             $      0.00          $
                             (0.23)               (0.23)
Diluted                           $      0.00          $
                             (0.23)               (0.23)


                              Twenty-Six Weeks Ended
                           July 31,             July 31,
                             2004     Adjustme    2004
                                        nts
Sales                      $43,458          -    $43,458
Costs and expenses:
Cost of goods sold          28,271      (530)     27,741
Selling, general and        13,669          -     13,669
administrative expenses
Depreciation and             1,551        501      2,052
amortization
Interest expense               418          -        418
                            43,909       (29)     43,880
Loss before income taxes      (451)        29      (422)
Benefit for income taxes         -          -          -
Net loss                          $        29          $
                              (451)                (422)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                          $        29          $
                              (451)                (422)
Less:  Preferred stock
dividends and accretion        746          -        746
of preferred stock
issuance costs
Net loss applicable to            $        29          $
common stockholders         (1,197)              (1,168)
Net loss per common
share:
Basic                             $      0.00          $
                             (0.19)               (0.19)
Diluted                           $      0.00          $
                             (0.19)               (0.19)

6.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 30, 2005 was $20,775,000 which includes the $4 million outstanding under the bridge facility discussed below. At July 30, 2005 the Company's availability under the
WFRF line of credit was approximately $2.9 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.74%.

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

     The Company was in compliance with its debt covenants for the quarter ended July 30, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

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

8.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At July 30, 2005, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

      Effective August 23, 2005 the Company entered into an agreement with H.D. Investments, LLC to sell its Norman, Oklahoma office location at a sales price of $1.25 million. The closing of this transaction is contingent upon the Company and the buyer finalizing an agreement for the Company to lease the first floor of the building from H.D. Investments, LLC and the buyer obtaining and approving the final plans for the remodel of the first floor. The contract is subject to a due diligence feasibility period that expires September 22, 2005. If the sale of the building were to close, the Company expects to record a gain on the sale of approximately $875,000.

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

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. Each of the 50,000 shares of Series 2003-A Preferred Stock initially issued is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing Series 2002-A Preferred Stock. The percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal is approximately 51.1% (assuming conversion of all of the Company's outstanding preferred stock). Dividends were payable 50% in cash and 50% in additional shares of preferred stock until January 1, 2004, and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2003-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

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

                               13 Weeks Ended     26 Weeks Ended
                                July     July     July     July
                                30,      31,      30,       31,
                                2005     2004     2005     2004
                                        (Restat           (Restat
                                         ed)                ed)
                                (In thousands, except per share
                                             data)

Net loss applicable to common  $(3,268   $(1,419   $(2,863   $(1,16
stockholders, as reported           )        )         )       8)

Add:
Stock-based employee
compensation expense included      -         -        -        -
in reported net loss

Deduct:
Stock-based employee
compensation expense               74      205      156      420
determined under fair value
method for all awards

Pro forma net loss applicable  $(3,342   $(1,624   $(3,019   $(1,588
to common stockholders              )        )         )        )

Net loss per average common
share:
Basic, as reported             $(0.53)   $(0.23)   $(0.46)   $(0.19
                                                                )
Basic, pro forma               $(0.54)   $(0.26)   $(0.49)   $(0.26
                                                                )

Diluted, as reported           $(0.53)   $(0.23)   $(0.46)   $(0.19
                                                                )
Diluted, pro forma             $(0.54)   $(0.26)   $(0.49)   $(0.26
                                                                )

11.  Revenue Recognition

      Sales from store locations represented 96% of the Company's total sales for the twenty-six weeks ended July 30, 2005. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. During the third quarter of 2004, the Company returned to the internet commerce business by offering purchase options through its web site. The sales related to these direct response catalogs and internet transactions were approximately four percent of total sales for the twenty-six weeks ended July 30, 2005, and a return reserve was established for this revenue stream beginning August 2003. Direct channel and internet sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

12.
     Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended     26 Weeks Ended
                              July     July      July      July
                              30,       31,       30,       31,
                              2005     2004      2005      2004
                                      (Restat             (Restat
                                        ed)                 ed)
                                        (in thousands)

Net loss applicable to
common shareholders -        $(3,268   $(1,419   $(2,863   $(1,168
basic and diluted                 )         )         )         )

Average common shares         6,223     6,215     6,223     6,213
outstanding

Effect of dilutive
securities:
Employee stock options            -         -         -         -

Convertible preferred             -         -         -         -
stock

Diluted average common        6,223     6,215     6,223     6,213
shares outstanding

     Approximately  1,848,630 shares and 907,842 shares  for  the
twenty-six  weeks  ended  July  30,  2005  and  July  31,   2004,
respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 616,176 and 600,980 preferred shares convertible into 11,501,556 and 11,299,851 common shares, for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

13.  Reclassifications

     Certain reclassifications have been made to the January 29, 2005 balances to conform to the July 30, 2005 presentation.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company to generate cash flow from operations in amounts sufficient to meet debt obligations and provide working capital and funds for growth, ability to fund operating losses, consumer spending trends and habits; competition in the retail clothing segment; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; the Company's ability to attract and retain qualified personnel; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; the existence or absence of operating initiatives, publicity, advertising and promotional efforts; changes in accounting policies; and the ability of new management to improve the Company's financial condition and performance. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

Overview

      Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                              13 Weeks Ended     26 Weeks Ended
                              July     July      July      July
                              30,       31,       30,       31,
                              2005     2004      2005      2004
                                      (Restat             (Restat
                                        ed)                 ed)
Sales                        100.0%    100.0%    100.0%    100.0%

Costs of goods sold           (76.6)    (66.7)    (67.8)   (63.8)

Selling, general and         (31.1)    (33.2)    (31.0)   (31.4)
administrative expenses

Depreciation and              (4.8)     (5.3)     (4.4)    (4.7)
amortization

Interest expense              (1.8)     (1.1)     (1.6)    (1.0)

Loss before income taxes     (14.3)     (6.3)     (4.8)    (0.9)

Benefit for income taxes          -         -         -         -

Net loss                     (14.3)%    (6.3)%   (4.8)%    (0.9)%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                          13 Weeks Ended      26 Weeks Ended
                          July      July      July      July
                          30,       31,       30,       31,
                          2005      2004      2005      2004

Sales (000's)            20,298    19,290    44,262    43,458

Total sales increase        5.2%    (1.4)%      1.9%    (1.8)%
(decrease)
Change in comparable
store sales                 0.0%      2.3%      0.0%      5.7%
(52 week basis) (1)
Store locations:
Existing stores             41        41        41        42
Stores closed                -         -         -        (1)
New stores opened            -         -         -         -
Total stores at end of      41        41        41        41
period

( The Company considers a store comparable if it has been 1 open for 12 full months and has not changed its square ) footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

     The Company opened no new stores during the twenty-six weeks ended July 30, 2005 and July 31, 2004 and closed no stores for the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004 in which one store was closed. The Company currently has no plans to close additional stores. However, it does have plans to potentially relocate stores. The flat comparable store sales for the thirteen and twenty-six weeks ended July 30, 2005 are primarily due to mixed customer reactions to the Company's merchandise assortments leading to sales below Company plans. The Company's direct sales (internet and catalog) were $670,000 during the quarter, five times last year's sales of $134,000. Additionally, the Company conducted a warehouse sale in July this year that was not held last year, resulting in $475,000 of additional sales.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's gross margin was 23.4% for the second quarter of 2005, as compared to 33.3% in the same period of last year. The gross margin for the twenty-six week period ended July 30, 2005 declined to 32.2% from 36.2% during the same period of the prior year. All of the decrease in gross margin is attributable to incremental markdowns incurred on excess spring and summer merchandise. Based on prior season successes, the Company increased purchases of ladies' apparel for the spring season, but sales did not meet expectations. As a result, management marked down the merchandise and has been aggressive in its clearance activities.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) decreased to 31.1% of sales for the second quarter of 2005 compared to 33.2% for the second quarter of 2004 and decreased to 31.0% of sales for the twenty-six weeks ended July 30, 2005 compared to 31.4% for the same period of the prior year. The decrease is principally due to continued expense controls and further leveraging of fixed expenses due to the total sales increase.

      Depreciation and amortization expense decreased to 4.8% of sales for the second quarter of 2005 compared to 5.3% for the second quarter of 2004 and decreased to 4.4% of sales for the twenty-six weeks ended July 30, 2005 compared to 4.7% for the same period of the prior year. These decreases are partially due to the total sales increase and partially due to an increase in the Company's fully depreciated assets.

      The Company reported a net loss of $2,893,000 or $0.53 per basic and diluted share during the second quarter of 2005 as compared to a net loss of $1,214,000 or $0.23 per basic and diluted share for the second quarter of last year. For the twenty-six week period ended July 30, 2005, the Company reported a net loss of $2,111,000 or $0.46 per basic and diluted share compared to a net loss of $422,000 or $0.19 per basic and diluted share for the same period of the prior year. These losses are primarily the result of declines in gross margin as described above.

       The average balance of total outstanding debt was $22,992,000 for the twenty-six weeks ended July 30, 2005 compared to $19,195,000 for the same period of 2004. This increase in average balances resulted principally from increased merchandise purchases that were not offset by increased sales. Interest expense increased slightly due to a combination of the Company's higher average debt balance and increasing interest rates. The average interest rate on the Company's line of credit was 5.74% at the end of the second quarter 2005 compared to 3.94% at the end of the second quarter 2004.

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $747,000 for the twenty-six weeks ended July 30, 2005 compared to deficit operating cash flows of $259,000 for the twenty-six weeks ended July 31, 2004. This decrease in cash flows is principally related to the increase of the Company's net loss (as described above) and partially offset by the Company's decrease in merchandise inventories and decrease in prepaid expenses compared to the same period of 2004. The Company's decrease in merchandise inventories is attributable to two factors. First, much of the 2005 spring merchandise was received prior to year end 2004 compared to a lesser amount of 2004 spring merchandise received prior to year end 2003. Second, much of the 2005 fall merchandise was received prior to the end of the second quarter 2005 compared to a lesser amount of 2004 fall merchandise received prior to the end of the second quarter of 2004. Although merchandise inventories have decrease since the beginning of the 2005 year, inventories increased $1,274,000 from second quarter 2004 to second quarter 2005. Both of these factors caused the change in merchandise inventory from year end to the end of the second quarter to be smaller in 2005 compared to the same change for 2004.

      The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which should allow the Company to sustain a return to profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholders, there can be no assurances that these, or any other financing resources will be available for future needs.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 30, 2005 was $20,775,000 which includes the $4 million outstanding under the bridge facility discussed below. At July 30, 2005 the Company's availability under the
WFRF line of credit was approximately $2.9 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.74%.

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

     The Company was in compliance with its debt covenants for the quarter ended July 30, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     At July 30, 2005 the Company's availability under the WFRF line of credit was approximately $2,878,000 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 5.74%. The Company's credit line had an average balance of $21,092,000 and $17,663,000 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. During the twenty-six weeks ended July 30, 2005, the WFRF line of credit had a high balance of $22,839,000. The balance outstanding on July 30, 2005 was $20,775,000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             July     January     July
                              30,       29,       31,
                             2005      2005      2004
                                                (Restat
                                                  ed)
Working capital (000's)      $(921)    $(439)    $(442)
Current ratio                 .97:1     .99:1     .98:1
Ratio of working capital     (.02):    (.01):    (.01):
to total assets                   1         1         1
Ratio of total debt to       (1.82)    (2.14)    (2.11)
stockholders' deficit            :1        :1        :1

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

Third Quarter Sales Expectations

     During the last week of August 2005, the United States experienced one of the worst natural disasters in history with hurricane Katrina. This event directly impacted two of the Company's full-price retail stores located in Baton Rouge, Louisiana and Jackson, Mississippi and indirectly affected many other stores throughout the southeast region. The total impact to the Company cannot be fully quantified at this time, but sales since that date have not met the Company's plan. The impact of the hurricane on the Company was partially offset by August sales which exceeded Company expectations due to accelerated selling on spring and summer clearance items.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the second quarter of 2005 that would materially alter the Company's market risk exposures.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) and 15d-15(e)) as of the end
of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to make timely decisions regarding required disclosures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     No change in the Company's internal control over financial reporting occurred during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.    UNREGISTERED  SALES OF EQUITY SECURITIES  AND  USE  OF
     PROCEEDS

     On May 1, 2005, 1,220 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to one of the existing holders of 2001 Preferred at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 18.69 shares of Company common stock.

     On July 1, 2005, 2,379 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 12.58 shares of Company common stock.

     Also, on July 1, 2005, 286 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a dividend to one of the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 62.89 shares of Company common stock.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2005 Annual Meeting of Shareholders of the Company was held on June 23, 2005. The following matters were submitted to a vote of the Company's shareholders:

1. The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

    Director         Votes For      Votes
                                 Withheld

Hubert W. Mullins    16,822,      51,018
                         455

Clark J. Hinkley     16,834,      38,681
                         792

Rebecca Powell       16,820,      52,476
Casey                    997

William E. Haslam    6,724,8 *         -
                          72

James D. Abrams      4,705,9           -
                          65

Robert L.            6,724,8 *         -
Anderson                  72

Margaret A.          4,705,9           -
Gilliam                   65

W. Howard Lester     6,724,8 *         -
                          72

Leonard M. Snyder    16,845,      27,862
                         611

  *The  Company has three series of preferred stock  as  follows:
  Amended Series 2001-A, Series 2002-A and Series 2003-A ("Preferred Stock"). The holders of Preferred Stock are entitled to vote together with all the other holders of the Company's Common Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Preferred Stock are entitled voting as a separate class to elect a specified number of directors. With respect to these three directors, the votes represent shares of Preferred Stock (on an as-converted basis) voted in favor of their election.

Subsequent  to the election of directors, on July 25,  Hubert  W.
Mullins resigned as a director and Chief Executive officer of the Company.

ITEM 5.   OTHER INFORMATION

      Effective April 25, 2005 the Company entered into an agreement with Gerald Kucera to sell the Austin, Texas outlet store location at a sales price of $2.5 million. The agreement was amended on May 26, 2005 to extend the feasibility period allowed the prospective buyer for due diligence. The feasibility period was scheduled to end on June 27, 2005 and was extended by the buyer for an additional 15 days. After the additional 15-day extension, the buyer cancelled the contract forfeiting $20,000 of escrow funds.

      Effective August 23, 2005 the Company entered into an agreement with H.D. Investments, LLC to sell its Norman, Oklahoma office location at a sales price of $1.25 million. The closing of this transaction is contingent upon the Company and the buyer finalizing an agreement for the Company to lease the first floor of the building from H.D. Investments, LLC and the buyer obtaining and approving the final plans for the remodel of the first floor. The contract is subject to a due diligence feasibility period that expires September 22, 2005. If the sale of the building were to close, the Company expects to record a gain on the sale of approximately $875,000.

ITEM 6.   EXHIBITS

     See the Exhibit Index accompanying this report.


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                      HAROLD'S STORES, INC.

                     By:  /s/ Leonard Snyder
                         Leonard Snyder
                 Interim Chief Executive Officer

                     By: /s/ Jodi L. Taylor
                         Jodi L. Taylor
                     Chief Financial Officer


Date: September 13, 2005

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

10. First Amendment to Loan and Security Agreement dated as 31 of February 5, 2003, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31,
     2004).

10. Second Amendment to Loan and Security Agreement dated as 32 of April 29, 2004, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31,
     2004).

10.  Agreement  for  Purchase  and  Sale  of  Norman,  Oklahoma
33 office building by and between Harold's Stores, Inc., Corner Properties, Inc. and H.D. Investments, LLC.

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