Form 10-Q/A
period 2005-07-30
HAROLDS STORES INC
filed 2005-09-30
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                               ___________________


                                   FORM 10-Q/A


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 30, 2005

                                      OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File No.  1-10892





                              HAROLD'S STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Oklahoma                                             73-1308796
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)



            5919 Maple Avenue                            (214) 366-0600
--------------------------------------------------------------------------------
           Dallas, Texas 75235                   (Registrant's telephone number,
(Address of principal executive offices)              including area code)
              (Zip Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes [X]    No [_]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)                   Yes [_]    No [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                              Yes [_]    No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2005, the registrant had 6,223,508 shares of Common Stock outstanding.

================================================================================

                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                         Quarterly Report on Form 10-Q/A
                       For the Period Ended July 30, 2005




Part I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.     Financial Statements

            Consolidated Balance Sheets - July 30, 2005 (unaudited)
            and January 29, 2005...........................................    3

            Consolidated Statements of Operations -
                 Thirteen and Twenty-Six Weeks ended July 30, 2005
                 (unaudited) and July 31, 2004 (Restated), (unaudited).....    5

            Consolidated Statements of Cash Flows -
                 Twenty-Six Weeks ended July 30, 2005 (unaudited) and
                 July 31, 2004 (Restated), (unaudited).....................    6

            Notes to Interim Consolidated Financial Statements.............    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   20

Item 4.     Controls and Procedures........................................   20




Part II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings..............................................   21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....   21

Item 3.     Defaults Upon Senior Securities................................   21

Item 4.     Submission of Matters to a Vote of Security Holders............   22

Item 5.     Other Information..............................................   22

Item 6.     Exhibits.......................................................   23


            Signatures.....................................................   23

                                     PART I
                                     ------

ITEM 1.     FINANCIAL STATEMENTS

THE FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-Q/A HAS NOT BEEN SUBJECTED TO A TIMELY QUARTERLY REVIEW AS REQUIRED BY RULE 10-01(D) OF REGULATION S-X.


                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)


                                                                 July 30,       January 29,
                                                                   2005            2005
                                                               ------------    ------------
                                                                (Unaudited)
Current assets:

  Cash and cash equivalents                                    $      1,324    $        674
  Trade accounts receivable, less allowance for doubtful
     accounts of $200 as of July 30 and January 29                    6,718           7,343
  Note and other receivables                                             78             125
  Merchandise inventories                                            19,970          20,123
  Prepaid expenses                                                    1,017           1,254
                                                               ------------    ------------

  Total current assets                                               29,107          29,519
                                                               ------------    ------------

Property and equipment, at cost                                      44,578          44,211
Less accumulated depreciation and amortization                      (32,646)        (30,665)
                                                               ------------    ------------

  Net property and equipment                                         11,932          13,546
                                                               ------------    ------------

  Total assets                                                 $     41,039    $     43,065
                                                               ============    ============


      See accompanying notes to interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In Thousands Except Share Data)

                                                                 July 30,       January 29,
                                                                   2005            2005
                                                               ------------    ------------
                                                                (Unaudited)
Current liabilities:

  Accounts payable                                             $      6,369    $      7,116
  Redeemable gift certificates                                          765           1,130
  Accrued payroll expenses and bonuses                                  707             613
  Accrued rent expense                                                1,235           1,141
  Current maturities of long-term debt (See Note 6)                  20,952          19,958
                                                               ------------    ------------

  Total current liabilities                                          30,028          29,958
                                                               ------------    ------------

 Accrued rent expense, net of current maturities                      4,988           5,630
 Long-term debt, net of current maturities                            1,762             580
                                                               ------------    ------------

  Total liabilities                                                  36,778          36,168
                                                               ------------    ------------

Commitments and contingencies (See Note 8)

Convertible preferred stock of $.01 par value
       Amended Series 2001-A, authorized 600,000
          shares, issued and outstanding 338,681 as
          of July 30 and 336,231 as of January 29                     6,774           6,725
       Series 2002-A, authorized 300,000 shares,
          issued and outstanding  222,418 as of
          July 30 and 217,732 as of January 29                        4,448           4,340
       Series 2003-A, authorized 100,000 shares,
          issued and outstanding 55,077 as of
          July 30 and 54,514 as of January 29                         5,495           5,426
    2001-A and 2002-A entitled to $20.00 per share,
    and 2003-A entitled to $100.00 per share, in
    each case plus accrued but unpaid dividends in
    liquidation
                                                               ------------    ------------

                                                                     16,717          16,491
 Stockholders' deficit:

  Common stock of $.01 par value
   Authorized 25,000,000 shares; issued and
       outstanding 6,223,508 as of July 30 and
       6,222,308 as of January 29                                        62              62
  Additional paid-in capital                                         34,469          34,468
  Accumulated deficit                                               (46,985)        (44,122)
                                                               ------------    ------------
                                                                    (12,454)         (9,592)
  Less:   Treasury stock of 205 shares as of July
          30 and January 29 recorded at cost                             (2)             (2)
                                                               ------------    ------------
       Total stockholders' deficit                                  (12,456)         (9,594)
                                                               ------------    ------------
       Total liabilities and stockholders' deficit             $     41,039    $     43,065
                                                               ============    ============

      See accompanying notes to interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                                             13 Weeks Ended                  26 Weeks Ended
                                                      ----------------------------    ----------------------------
                                                        July 30,        July 31,        July 30,        July 31,
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
                                                                       (Restated)                      (Restated)
Sales                                                 $     20,298    $     19,290    $     44,262    $     43,458

Costs and expenses:
  Costs of goods sold (including occupancy and
   central buying expenses, exclusive of items
   shown separately below)                                  15,558          12,869          30,026          27,741

  Selling, general and administrative expenses               6,307           6,412          13,708          13,669

  Depreciation and amortization                                969           1,020           1,943           2,052

  Interest expense                                             357             203             696             418
                                                      ------------    ------------    ------------    ------------

       Total costs and expenses                             23,191          20,504          46,373          43,880
                                                      ------------    ------------    ------------    ------------

  Loss before income taxes                                  (2,893)         (1,214)         (2,111)           (422)

  Benefit for income taxes                                      --              --              --              --
                                                      ------------    ------------    ------------    ------------
  Net loss                                            $     (2,893)   $     (1,214)   $     (2,111)   $       (422)
                                                      ============    ============    ============    ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

  Net loss                                            $     (2,893)   $     (1,214)   $     (2,111)   $       (422)

  Less:  Preferred stock dividends and accretion of
  preferred stock issuance costs                               375             205             752             746
                                                      ------------    ------------    ------------    ------------
  Net loss applicable to common stockholders          $     (3,268)   $     (1,419)   $     (2,863)   $     (1,168)
                                                      ============    ============    ============    ============

  Net loss per common share:
    Basic                                             $      (0.53)   $      (0.23)   $      (0.46)   $      (0.19)
                                                      ============    ============    ============    ============
    Diluted                                           $      (0.53)   $      (0.23)   $      (0.46)   $      (0.19)
                                                      ============    ============    ============    ============


      See accompanying notes to interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                          26 Weeks Ended
                                                                  -------------------------------
                                                                    July 30,           July 31,
                                                                      2005               2004
                                                                  ------------       ------------
                                                                                       (Restated)
Cash flows from operating activities:
  Net loss                                                        $     (2,111)      $       (422)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                       1,943              2,052
     Gain on sale of assets                                                (20)               (45)
     Changes in assets and liabilities:
       Decrease in trade and other accounts receivable                     617                860
       Decrease (increase) in merchandise inventories                      153               (983)
       Decrease in prepaid expenses                                        237                 11
       Decrease in accounts payable                                       (747)            (1,125)
       Decrease in accrued expenses                                       (819)              (607)
                                                                  ------------       ------------

Net cash used in operating activities                                     (747)              (259)
                                                                  ------------       ------------

  Cash flows from investing activities:
     Acquisition of property and equipment                                (329)            (1,142)
     Proceeds from disposal of property and equipment                       20                 45
     Issuance of note receivable                                             6                 (2)
     Payments received for notes receivable                                 49                  9
                                                                  ------------       ------------

  Net cash used in investing activities                                   (254)            (1,090)
                                                                  ------------       ------------

  Cash flows from financing activities:
     Borrowings on long-term debt                                        1,300                 --
     Payments on long-term debt                                           (721)              (135)
     Advances on revolving line of credit                               50,099             49,963
     Payments on revolving line of credit                              (48,502)           (48,316)
     Proceeds from exercise of common stock options                          1                 14
     Preferred stock dividends                                            (526)              (528)
                                                                  ------------       ------------

Net cash provided by financing activities                                1,651                998
                                                                  ------------       ------------

Increase (decrease) in cash                                                650               (351)
Cash and cash equivalents at beginning of period                           674              1,118
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $      1,324       $        767
                                                                  ============       ============

Non-cash investing and financing activities:
     Issuance of preferred stock in lieu of rent                            --                142
     Preferred stock dividends paid in shares of
     preferred stock                                                       199                184


      See accompanying notes to interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 30, 2005 and July 31, 2004
                                   (Unaudited)


1.       Unaudited Interim Periods
         -------------------------

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

         The financial information included in this Form 10-Q/A has not been subjected to a timely quarterly review as required by Rule 10-01(d) of Regulation S-X.


2.       Definition of Fiscal Year
         -------------------------

         The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from January 30, 2005 through January 28, 2006, has been designated as 2005.

3.       Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

4.       Impact of New Accounting Pronouncements
         ---------------------------------------

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

5.       Restatement of Financial Statements
         -----------------------------------

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

         As a result of these restatements, the Company's financial results for the thirteen and twenty-six weeks ended July 31, 2004 have been adjusted as follows (in thousands, except per share data):

                                                 As Previously                        As
                                                   Reported                        Restated
                                                 ------------    ------------    ------------
                                                             Thirteen Weeks Ended
                                                 --------------------------------------------
                                                   July 31,                        July 31,
                                                     2004         Adjustments        2004
                                                 ------------    ------------    ------------
Sales                                            $     19,290              --    $     19,290

Costs and expenses:
  Cost of goods sold                                   13,134            (265)         12,869
  Selling, general and administrative expenses          6,412              --           6,412
  Depreciation and amortization                           770             250           1,020
  Interest expense                                        203              --             203
                                                 ------------    ------------    ------------
                                                       20,519             (15)         20,504
                                                 ------------    ------------    ------------
Loss before income taxes                               (1,229)             15          (1,214)
Benefit for income taxes                                   --              --              --
                                                 ------------    ------------    ------------
  Net loss                                       $     (1,229)             15    $     (1,214)
                                                 ============    ============    ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

  Net loss                                       $     (1,229)             15    $     (1,214)

  Less:  Preferred stock dividends and accretion
         of preferred stock issuance costs                205              --             205
                                                 ------------    ------------    ------------
  Net loss applicable to common stockholders     $     (1,434)             15    $     (1,419)
                                                 ============    ============    ============
Net loss per common share:
  Basic                                          $      (0.23)           0.00    $      (0.23)
                                                 ============    ============    ============
  Diluted                                        $      (0.23)           0.00    $      (0.23)
                                                 ============    ============    ============

                                                            Twenty-Six Weeks Ended
                                                 --------------------------------------------
                                                   July 31,                        July 31,
                                                     2004         Adjustments        2004
                                                 ------------    ------------    ------------
Sales                                            $     43,458              --    $     43,458

Costs and expenses:
  Cost of goods sold                                   28,271            (530)         27,741
  Selling, general and administrative expenses         13,669              --          13,669
  Depreciation and amortization                         1,551             501           2,052
  Interest expense                                        418              --             418
                                                 ------------    ------------    ------------
                                                       43,909             (29)         43,880
                                                 ------------    ------------    ------------
Loss before income taxes                                 (451)             29            (422)
Benefit for income taxes                                   --              --              --
                                                 ------------    ------------    ------------
  Net loss                                       $       (451)             29    $       (422)
                                                 ============    ============    ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

  Net loss                                       $       (451)             29    $       (422)

  Less:  Preferred stock dividends and accretion
         of preferred stock issuance costs                746              --             746

                                                 ------------    ------------    ------------
  Net loss applicable to common stockholders     $     (1,197)             29    $     (1,168)
                                                 ============    ============    ============
Net loss per common share:
  Basic                                          $      (0.19)           0.00    $      (0.19)
                                                 ============    ============    ============
  Diluted                                        $      (0.19)           0.00    $      (0.19)
                                                 ============    ============    ============

6.       Long-term Debt
         --------------

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

         In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

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


7.       Income Taxes
         ------------

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

8.       Commitments and Contingencies
         -----------------------------

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

9.       Preferred Stock
         ---------------

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


10.      Stock Options
         -------------

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

                                                                 13 Weeks Ended                  26 Weeks Ended
                                                          ----------------------------    ----------------------------
                                                            July 30,        July 31,        July 30,        July 31,
                                                              2005            2004            2005            2004
                                                          ------------    ------------    ------------    ------------
                                                                           (Restated)                      (Restated)
                                                                     (In thousands, except per share data)
Net loss applicable to common stockholders, as reported   $     (3,268)   $     (1,419)   $     (2,863)   $     (1,168)

Add:
Stock-based employee compensation expense included in
  reported net loss                                                 --              --              --              --

Deduct:
Stock-based employee compensation expense determined
  under fair value method for all awards                            74             205             156             420
                                                          ------------    ------------    ------------    ------------
Pro forma net loss applicable to common stockholders      $     (3,342)   $     (1,624)   $     (3,019)   $     (1,588)
                                                          ============    ============    ============    ============

Net loss per average common share:
  Basic, as reported                                      $      (0.53)   $      (0.23)   $      (0.46)   $      (0.19)
  Basic, pro forma                                        $      (0.54)   $      (0.26)   $      (0.49)   $      (0.26)

  Diluted, as reported                                    $      (0.53)   $      (0.23)   $      (0.46)   $      (0.19)
  Diluted, pro forma                                      $      (0.54)   $      (0.26)   $      (0.49)   $      (0.26)





11.      Revenue Recognition
         -------------------

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

12.      Earnings per Share
         ------------------

         Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                                                                 13 Weeks Ended                  26 Weeks Ended
                                                          ----------------------------    ----------------------------
                                                            July 30,        July 31,        July 30,        July 31,
                                                              2005            2004            2005            2004
                                                          ------------    ------------    ------------    ------------
                                                                           (Restated)                      (Restated)
                                                                                 (in thousands)
Net loss applicable to common shareholders -
basic and diluted                                         $     (3,268)   $     (1,419)   $     (2,863)   $     (1,168)
                                                          ============    ============    ============    ============

Average common shares outstanding                                6,223           6,215           6,223           6,213

Effect of dilutive securities:
  Employee stock options                                            --              --              --              --

  Convertible preferred stock                                       --              --              --              --
                                                          ------------    ------------    ------------    ------------
  Diluted average common shares outstanding                      6,223           6,215           6,223           6,213
                                                          ============    ============    ============    ============



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


13.      Reclassifications
         -----------------

         Certain reclassifications have been made to the January 29, 2005 balances to conform to the July 30, 2005 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q/A or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the following: the ability of the Company to generate cash flow from operations in amounts sufficient to meet debt obligations and provide working capital and funds for growth, ability to fund operating losses, consumer spending trends and habits; competition in the retail clothing segment; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; the Company's ability to attract and retain qualified personnel; weather conditions in the Company's operating regions; laws and government regulations; general business and economic conditions; availability of capital; the existence or absence of operating initiatives, publicity, advertising and promotional efforts; changes in accounting policies; and the ability of new management to improve the Company's financial condition and performance. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

OVERVIEW

         Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                                       13 Weeks Ended         26 Weeks Ended
                                     -------------------    -------------------
                                     July 30,   July 31,    July 30,   July 31,
                                       2005       2004        2005       2004
                                     --------   --------    --------   --------
                                               (Restated)             (Restated)

Sales                                 100.0%     100.0%      100.0%     100.0%

Costs of goods sold                   (76.6)     (66.7)      (67.8)     (63.8)

Selling, general and administrative
  expenses                            (31.1)     (33.2)      (31.0)     (31.4)

Depreciation and amortization          (4.8)      (5.3)       (4.4)      (4.7)

Interest expense                       (1.8)      (1.1)       (1.6)      (1.0)
                                     --------   --------    --------   --------

Loss before income taxes              (14.3)      (6.3)       (4.8)      (0.9)

Benefit for income taxes                 --         --          --         --
                                     --------   --------    --------   --------
Net loss                              (14.3)%     (6.3)%      (4.8)%     (0.9)%
                                     ========   ========    ========   ========

         The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                                       13 Weeks Ended         26 Weeks Ended
                                     -------------------    -------------------
                                     July 30,   July 31,    July 30,   July 31,
                                       2005       2004        2005       2004
                                     --------   --------    --------   --------

Sales (000's)                          20,298     19,290      44,262     43,458
                                     ========   ========    ========   ========

Total sales increase (decrease)          5.2%      (1.4)%       1.9%      (1.8)%
Change in comparable store sales
(52 week basis) (1)                      0.0%       2.3%        0.0%       5.7%
Store locations:
Existing stores                           41         41          41         42
Stores closed                             --         --          --         (1)
New stores opened                         --         --          --         --
                                     --------   --------    --------   --------
  Total stores at end of period           41         41          41         41
                                     ========   ========    ========   ========

    (1) The Company considers a store comparable if it has been open for 12 full months and has not changed its square footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

         The Company opened no new stores during the twenty-six weeks ended July 30, 2005 and July 31, 2004 and closed no stores for the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004 in which one store was closed. The Company currently has no plans to close additional stores. However, it does have plans to potentially relocate stores. The flat comparable store sales for the thirteen and twenty-six weeks ended July 30, 2005 are primarily due to mixed customer reactions to the Company's merchandise assortments leading to sales below Company plans. The Company's direct sales (internet and catalog) were $670,000 during the quarter, five times last year's sales of $134,000. Additionally, the Company conducted a warehouse sale in July that was not held last year, resulting in $475,000 of additional sales.

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

         The average balance of total outstanding debt was $22,992,000 for the twenty-six weeks ended July 30, 2005 compared to $19,195,000 for the same period of 2004. This increase in average balances resulted principally from increased merchandise purchases. that were not offset by increased sales. Interest expense increased slightly due to a combination of the Company's higher average debt balance and increasing interest rates. The average interest rate on the Company's line of credit was 5.74% at the end of the second quarter 2005 compared to 3.94% at the end of the second quarter 2004.

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

         In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable to its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

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

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                                                July 30,   January 29, July 31,
                                                  2005        2005       2004
                                                --------    --------   --------
                                                                      (Restated)

Working capital (000's)                           $(921)      $(439)     $(442)
Current ratio                                      .97:1       .99:1      .98:1
Ratio of working capital to total assets         (.02):1     (.01):1    (.01):1
Ratio of total debt to stockholders' deficit    (1.82):1    (2.14):1   (2.11):1

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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. In particular and without limiting the foregoing, the Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures taking into account the lack of a quarterly review of the Company's financial statements by an independent registered public accounting firm. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to make timely decisions regarding required disclosures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2005 Annual Meeting of Shareholders of the Company was held on June 23, 2005. The following matters were submitted to a vote of the Company's shareholders:

1. The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

                 Director                 Votes For           Votes Withheld
         ---------------------          ------------         ----------------

         Hubert W. Mullins               16,822,455               51,018

         Clark J. Hinkley                16,834,792               38,681

         Rebecca Powell Casey            16,820,997               52,476

         William E. Haslam                6,724,872 *                 --

         James D. Abrams                  4,705,965                   --

         Robert L. Anderson               6,724,872 *                 --

         Margaret A. Gilliam              4,705,965                   --

         W. Howard Lester                 6,724,872 *                 --

         Leonard M. Snyder               16,845,611               27,862

   * The Company has three series of preferred stock as follows: Amended Series 2001-A, Series 2002-A and Series 2003-A ("Preferred Stock"). The holders of Preferred Stock are entitled to vote together with all the other holders of the Company's Common Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Preferred Stock are entitled voting as a separate class to elect a specified number of directors. With respect to these three directors, the votes represent shares of Preferred Stock (on an as-converted basis) voted in favor of their election.

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





                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                     HAROLD'S STORES, INC.



                                     By: /s/ Leonard Snyder
                                         -----------------------
                                         Leonard Snyder
                                         Interim Chief Executive Officer



                                     By: /s/ Jodi L. Taylor
                                         -----------------------
                                         Jodi L. Taylor
                                         Chief Financial Officer


Date:    September 30, 2005

                                INDEX TO EXHIBITS

No.       Description
---       -----------

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

10.4* 2002 Performance and Equity Incentive Plan of Company. (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002).

10.5*     Employment Agreement dated February 9, 2004 between Company and Hubert
          W. Mullins (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended January 31, 2004).

10.6* Employment Agreement dated February 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended January 31, 2004).

10.7* Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended February 3, 2001).

10.8* First Amendment to Stock Option Agreement dated February 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 2004).

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

10.30 Option Agreement between Company and RONHOW LLC dated April 30, 2004 (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended January 31, 2004).

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

10.33 Agreement for Purchase and Sale of Norman, Oklahoma office building by and between Harold's Stores, Inc., Corner Properties, Inc. and H.D. Investments, LLC. (Incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarterly period ended July 30, 2005).

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

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350.

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350

-------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.