Form 10-Q
period 2005-10-29
HAROLDS STORES INC
filed 2005-12-13
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29,
2005

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

As of November 30, 2005, the registrant had 6,223,508 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                  For the Period Ended October 29, 2005


Part I - FINANCIAL INFORMATION                                       Pag
                                                                      e

Item Financial Statements
1.

     Consolidated Balance Sheets - October 29, 2005 (unaudited) and     3
     January 29, 2005

     Consolidated Statements of Operations -
          Thirteen and Thirty-nine Weeks ended October 29, 2005         5
          (unaudited) and October 30, 2004 (Restated), (unaudited)

     Consolidated Statements of Cash Flows -
          Thirty-nine Weeks ended October 29, 2005 (unaudited) and      6
          October 30, 2004 (Restated), (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition       15
2.   and Results of Operations

Item Quantitative and Qualitative Disclosures About Market Risk        20
3.

Item Controls and Procedures                                           20
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 21
1.

Item Unregistered Sales of Equity Securities and Use of Proceeds       21
2.

Item Defaults Upon Senior Securities                                   21
3.

Item Submission of Matters to a Vote of Security Holders               22
4.

Item Other Information                                                 22
5.

Item Exhibits                                                          23
6.

     Signatures                                                          7  23

                             PART I

ITEM 1.   FINANCIAL STATEMENTS

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                   October    January
                                     29,        29,
                                     2005      2005
                                   (Unaudi
                                     ted)

Current assets:

Cash and cash equivalents                 $         $
                                      1,811       674
Trade accounts receivable, less
allowance for doubtful accounts       8,129     7,343
of $155 as of October 29 and
$200 as of January 29
Note and other receivables               50       125
Merchandise inventories              16,438    20,123
Prepaid expenses                      1,116     1,254

Total current assets                 27,544    29,519

Property and equipment, at cost      42,498    44,211
Less accumulated depreciation        (31,742    (30,66
and amortization                           )        5)

Net property and equipment           10,756    13,546

Total assets                        $38,300    $43,06
                                                    5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                   October     January
                                     29,        29,
                                     2005      2005
                                   (Unaudi
                                     ted)

Current liabilities:

Accounts payable                           $        $
                                      4,812    7,116
Redeemable gift certificates            712    1,130
Accrued payroll expenses and            890      613
bonuses
Accrued rent expense                  1,262    1,141
Deferred gain on sale of                 73        -
building
Current maturities of long-term      20,483    19,95
debt (See Note 6)                                  8

Total current liabilities            28,232    29,95
                                                   8

Accrued rent expense, net of          4,700    5,630
current maturities
Deferred gain, net of current            74        -
portion
Long-term debt, net of current        1,212      580
maturities

Total liabilities                    34,218    36,16
                                                   8

Commitments and contingencies
(See Note 8)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  339,972      6,800    6,725
as  of October 29 and 336,231 as
of January 29
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding   224,870   as    of      4,497    4,340
October  29  and 217,732  as  of
January 29
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 55,372 as of October      5,531    5,426
29 and 54,514 as of January 29
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                     16,828    16,49
                                                   1

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,223,508  as of  October  29
   and January 29
Additional paid-in capital           34,469    34,46
                                                   8
Accumulated deficit                  (47,275    (44,1
                                           )      22)
                                     (12,744    (9,59
                                           )       2)
Less:  Treasury stock of 205 shares
as  of October 29 and January 29         (2)      (2)
recorded at cost
Total stockholders' deficit          (12,746    (9,59
                                           )       4)

Total liabilities and               $38,300    $43,0
stockholders' deficit                             65

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)
                           (Unaudited)

                               13 Weeks Ended     39 Weeks Ended
                               October  October   October  October
                                29,      30,       29,      30,
                                2005     2004      2005     2004
                                        (Restat            (Restat
                                         ed)                ed)

Sales                           $23,3    $23,1     $67,6    $66,5
                                   39       10        01       69

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items    15,57    14,46     45,60    42,20
shown separately below)             9        3         6        4

Selling, general and             7,028    6,680     20,73    20,35
administrative expenses                                5        1

Depreciation and amortization     942    1,023     2,884    3,075

Operating costs and expenses    23,54    22,16     69,22    65,63
                                    9        6         5        0

Operating income (loss)         (210)      944    (1,624      939
                                                       )

Interest expense                  405      281     1,102      699

Gain on sale of building        (703)        -     (703)        -

Income (loss) before income        88      663    (2,023      240
taxes                                                  )

(Provision) benefit for             -        -         -        -
income taxes

Net income (loss)                   $        $    $(2,02        $
                                   88      663        3)      240


NET INCOME (LOSS) APPLICABLE
TO COMMON STOCKHOLDERS:

Net income (loss)                   $        $    $(2,02        $
                                   88      663        3)      240

Less:  Preferred stock
dividends and accretion of        378      377     1,130    1,122
preferred stock issuance
costs

Net income (loss) applicable        $        $    $(3,15        $
to common stockholders          (290)      286        3)    (882)

Net income (loss) per common
share:
Basic                          $(0.05    $0.05     $(0.5   $(0.14
                                    )                 1)        )
Diluted                        $(0.05    $0.04     $(0.5   $(0.14
                                    )                 1)        )



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                     (Unaudited)

                                      39 Weeks Ended
                                    October    October
                                      29,        30,
                                      2005      2004
                                               (Restate
                                                 d)

Cash flows from operating
activities:
Net income (loss)                          $         $
                                     (2,023)       240
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization          2,884     3,075
Gain on sale of assets                 (729)       (50)
Changes in assets and
liabilities:
Increase in trade and other            (772)     (1,162
accounts receivable                                   )
Decrease (increase) in                 3,685     (3,161
merchandise inventories                               )
Decrease in prepaid expenses             138         39
Decrease in accounts payable         (2,304)     (1,565
                                                      )
Decrease in accrued expenses           (803)      (680)

Net cash provided by (used in)            76     (3,264
operating activities                                  )

Cash flows from investing
activities:
Acquisition of property and            (632)     (1,712
equipment                                             )
Proceeds from disposal of              1,267        51
property and equipment
Issuance of note receivable              (6)        (2)
Payments received for notes               66        13
receivable

Net cash provided by (used in)           695     (1,650
investing activities                                  )

Cash flows from financing
activities:
Borrowings on long-term debt           1,300         -
Payments on long-term debt           (1,381)      (210)
Advances on revolving line of         73,677    77,059
credit
Payments on revolving line of        (72,439     (71,34
credit                                     )         6)
Proceeds from exercise of common           1        19
stock options
Preferred stock dividends              (792)      (795)

Net cash provided by financing           366     4,727
activities

Increase (decrease) in cash            1,137      (187)
Cash and cash equivalents at             674     1,118
beginning of period
Cash and cash equivalents at end           $         $
of period                              1,811       931


Non-cash investing and financing
activities:
Issuance of preferred stock in             -       142
lieu of rent
Preferred stock dividends paid           304       280
in shares of preferred stock
             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              October 29, 2005 and October 30, 2004
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 29, 2005 and the results of its operations and cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004. The results of operations for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

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

4.   Impact of New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), " Share-Based Payment " (SFAS 123R). This statement eliminates the alternative to apply the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statements of income over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. The Company is evaluating the impact of the new standard and the method of adoption. SFAS 123R will be effective for the Company beginning January 1, 2006.

     In the third quarter of 2005, the Company, with approval from its Board of Directors, announced the acceleration of all unvested stock options granted and outstanding. The Company's decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes.

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

      As a result of these restatements, the Company's financial results for the thirteen and thirty-nine weeks ended October 30, 2004 have been adjusted as follows (in thousands, except per share data):

                               As                   As
                            Previous             Restated
                               ly
                            Reported

                                Thirteen Weeks Ended
                            October              October
                              30,      Adjustme    30,
                              2004       nts       2004
Sales                       $23,110          -    $23,110
Costs and expenses:
Cost of goods sold           14,728      (265)     14,463
Selling, general and          6,680          -      6,680
administrative expenses
Depreciation and                772        251      1,023
amortization
Operating costs and          22,180       (14)     22,166
expenses
Operating income                930         14        944
Interest expense                281          -        281
Income before income            649         14        663
taxes
Provision for income              -          -          -
taxes
Net income                        $         14          $
                                649                   663
NET INCOME APPLICABLE TO
COMMON STOCKHOLDERS:
Net income                        $         14          $
                                649                   663
Less:  Preferred stock
dividends and accretion         377          -        377
of preferred stock
issuance costs
Net income applicable to          $         14          $
common stockholders             272                   286
Net income per common
share:
Basic                             $       0.01          $
                               0.04                  0.05
Diluted                           $       0.00          $
                               0.04                  0.04



                               Thirty-nine Weeks Ended
                            October              October
                              30,      Adjustme    30,
                              2004       nts       2004
Sales                       $66,569          -    $66,569
Costs and expenses:
Cost of goods sold           42,999      (795)     42,204
Selling, general and         20,351          -     20,351
administrative expenses
Depreciation and              2,324        751      3,075
amortization
Operating costs and          65,674       (44)     65,630
expenses
Operating income                895         44        939
Interest expense                699          -        699
Income before income            196         44        240
taxes
Provision for income              -          -          -
taxes
Net income                        $         44          $
                                196                   240
NET INCOME (LOSS)
APPLICABLE TO COMMON
STOCKHOLDERS:
Net income                        $         44          $
                                196                   240
Less:  Preferred stock
dividends and accretion       1,122          -      1,122
of preferred stock
issuance costs
Net income (loss)
applicable to common               $        44          $
stockholders                   (926)                (882)
Net income (loss) per
common share:
Basic                              $      0.01          $
                              (0.15)               (0.14)
Diluted                            $      0.01          $
                              (0.15)               (0.14)

6.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 29, 2005 was $20,416,000 which includes the $4 million outstanding under the bridge facility discussed below. At October 29, 2005 the Company's availability under the WFRF line of credit was approximately $1.7 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 6.56%.

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

     In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable  to  its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. As of October 29, 2005, RonHow had not notified the Company of its intention to convert the outstanding borrowings into additional preferred shares. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

     The Company was in compliance with its debt covenants for the quarter ended October 29, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

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

8.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At October 29, 2005, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted at this time, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

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

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. Each of the 50,000 shares of Series 2003-A Preferred Stock initially issued is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing Series 2002-A Preferred Stock. The percentage ownership of common stock on an as-converted basis by Inter-Him and Mr. de Waal is approximately 50.8% (assuming conversion of all of the Company's outstanding preferred stock). Dividends were payable 50% in cash and 50% in additional shares of preferred stock until January 1, 2004, and thereafter are paid in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Following the third anniversary of the original issuance date, the Series 2003-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends.

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

     Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date per the standards of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's 2005 and 2004 pro forma net income (loss) and pro forma net income (loss) per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2005. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 29, 1995 is not considered.

                               13 Weeks Ended     39 Weeks Ended
                               October  October  October  October
                                29,      30,      29,       30,
                                2005     2004     2005     2004
                                        (Restat           (Restat
                                         ed)                ed)
                                (In thousands, except per share
                                             data)

Net income (loss) applicable
to common stockholders, as     $(290)        $   $(3,153        $
reported                                   286         )    (881)

Add:
Stock-based employee
compensation expense included      -         -        -        -
in reported net income (loss)

Deduct:
Stock-based employee
compensation expense              533      196      770      616
determined under fair value
method for all awards

Pro forma net income (loss)
applicable to common           $(823)   $   90   $(3,923  $(1,497
stockholders                                           )        )

Net income (loss) per average
common share:
Basic, as reported             $(0.05)    $0.05   $(0.51   $(0.14)
                                                      )
Basic, pro forma               $(0.13)    $0.01   $(0.63   $(0.24)
                                                      )

Diluted, as reported           $(0.05)    $0.04   $(0.51   $(0.14)
                                                      )
Diluted, pro forma             $(0.13)    $0.03   $(0.63   $(0.24)
                                                      )

11.  Revenue Recognition

     Sales from store locations represented approximately 97% and 96% of the Company's total sales for the thirteen and thirty-nine weeks, respectively, ended October 29, 2005. This compares to store location sales of approximately 98% and 99% for the thirteen and thirty-nine week periods, respectively, of the prior year. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. During the third quarter of 2004, the Company returned to the internet commerce business by offering purchase options through its web site. The sales related to these direct response catalogs and internet transactions were approximately four percent of total sales for the thirty-nine weeks ended October 29, 2005, and a return reserve was established for this revenue stream beginning August 2003. Direct channel and internet sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

12.  Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended     39 Weeks Ended
                             October  October   October   October
                              29,       30,       29,       30,
                              2005     2004      2005      2004
                                      (Restat             (Restat
                                        ed)                 ed)
                                        (in thousands)

Net income (loss)
applicable to common              $       286   $(3,153         $
shareholders - basic and      (290)                   )     (881)
diluted

Average common shares         6,223     6,221     6,223     6,216
outstanding

Effect of dilutive
securities:
Employee stock options            -       162         -         -

Convertible preferred             -    11,319         -         -
stock

Diluted average common        6,223    17,702     6,223     6,216
shares outstanding

     Approximately 1,755,826 shares and 1,616,445 shares for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and approximately 1,719,974 shares and 879,983 shares for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. For the thirteen weeks ended October 29, 2005, approximately 620,214 preferred shares convertible into 11,589,648 common shares, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive. For the thirteen weeks ended October 30, 2004, all preferred shares convertible into common shares were included in the calculation of diluted earning per average common share. Approximately 620,214 and 604,688 preferred shares convertible into 11,589,648 and 11,340,091 common shares, respectively, for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

13.  Reclassifications

     Certain reclassifications have been made to the prior period balances to conform to the October 29, 2005 presentation.

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

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                              13 Weeks Ended     39 Weeks Ended
                             October  October   October   October
                              29,       30,       29,       30,
                              2005     2004      2005      2004
                                      (Restat             (Restat
                                        ed)                 ed)
Sales                        100.0%    100.0%    100.0%    100.0%

Costs of goods sold           (66.8)    (62.6)    (67.4)   (63.3)

Selling, general and         (30.1)    (28.9)    (30.7)   (30.6)
administrative expenses

Depreciation and              (4.0)     (4.4)     (4.3)    (4.6)
amortization

Interest expense              (1.7)     (1.2)     (1.6)    (1.1)

Gain on sale of building        3.0        -       1.0         -

Income (loss) before            0.4      2.9      (3.0)      0.4
income taxes

(Provision) benefit for           -         -         -         -
income taxes

Net income (loss)              0.4%      2.9%    (3.0)%      0.4%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                          13 Weeks Ended      39 Weeks Ended
                         October   October   October   October
                          29,       30,       29,       30,
                          2005      2004      2005      2004

Sales (000's)            23,339    23,110    67,601    66,569

Total sales increase        1.0%    (3.2)%      1.6%    (2.3)%
(decrease)
Change in comparable
store sales               (0.4)%    (4.7)%    (0.1)%      1.9%
(52 week basis) (1)
Store locations:
Existing stores             41        41        41        42
Stores closed                -         -         -        (1)
New stores opened            -         -         -         -
Total stores at end of      41        41        41        41
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

      The Company opened no new stores during the thirty-nine weeks ended October 29, 2005 and October 30, 2004 and closed no stores for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004 in which one store was closed. The Company currently has no plans to close additional stores. However, it does have plans to relocate two stores and to open two new stores during 2006.

     The slight decline in comparable store sales for the thirteen weeks ended October 29, 2005 are due to several factors. Sales were strong during the month of August, as the Company was successful in improving the sales velocity of spring and summer clearance merchandise, but September sales were approximately $1.5 million below last year's level due to unseasonably warm temperatures, the impact of hurricanes Katrina and Rita that directly affected the Company's Louisiana, Texas and Mississippi stores and overall lack of consumer response to the Company's fall and winter offerings. October sales recovered significantly, as management re-positioned the fall season full-line store sales event from November 2004 into October of 2005, the month where it had historically been held. The slight increase in sales experienced for the thirty-nine week period ended October 29, 2005 are primarily attributable to mixed customer reactions to the Company's merchandise assortments leading to sales below Company plans. The Company's direct sales (internet and catalog) were $2.4 million during the year-to-date period ended October 29, 2005, nearly three times last year's sales of $837,000, leading to the increase in total sales.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's gross margin was 33.2% for the third quarter of 2005, as compared to 37.4% in the same period of last year. The gross margin for the thirty-nine week period ended October 29, 2005 declined to 32.6% from 36.7% during the same period of the prior year. All of the decrease in gross margin is attributable to incremental markdowns. Additional markdowns were incurred on fall merchandise during the third quarter to stimulate business after the hurricanes and unseasonably warm weather. For the thirty-nine week period, in addition to the incremental fall markdowns, the Company recorded higher markdowns in order to clear excess spring and summer merchandise.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 30.1% of sales for the third quarter of 2005 compared to 28.9% for the third quarter of 2004 and increased to 30.7% of sales for the thirty-nine weeks ended October 29, 2005 from 30.6% for the same period of the prior year. The increase is principally a result of incremental costs to conduct a warehouse sale during the third quarter of 2005 combined with increased health insurance costs.

      Depreciation and amortization expense decreased to 4.0% of sales for the third quarter of 2005 from 4.4% for the third quarter of 2004 and decreased to 4.3% of sales for the thirty-nine weeks ended October 29, 2005 from 4.6% for the same period of the prior year. These decreases are partially due to the total sales increase and partially due to an increase in the Company's fully depreciated assets.

      On October 17, 2005, the Company closed on the sale of its Norman, Oklahoma office building to H.D. Investments, LLC for a price of $1.25 million. This was later assigned to Asp Street Investments, LLC, an independent third party. The closing of this transaction was contingent upon the Company and the buyer finalizing an agreement for the Company to lease the first floor of the building from Asp Street Investments, LLC and the buyer obtaining and approving the final plans for the remodel of the first floor. Both of these contingencies were met. As a result of the sale, the Company realized a gain in the amount of approximately $850,000. Because this was a sale-leaseback transaction, approximately $703,000 of this amount was recognized in the third quarter ended October 29, 2005, and the remaining $147,000 was deferred and will be recognized over the next 24 months.

      The Company reported a net loss applicable to common stockholders of $290,000 or $0.05 per basic and diluted share during the third quarter of 2005 compared to net income of $286,000 or $0.05 per basic and $0.04 per diluted share for the third quarter of last year. For the thirty-nine week period ended October 29, 2005, the Company reported a net loss of $3,153,000 or $0.51 per basic and diluted share compared to a net loss of $881,000 or $0.14 per basic and diluted share for the same period of the prior year. These losses are primarily the result of declines in gross margin as described above.

       The average balance of total outstanding debt was $23,083,000 for the thirty-nine weeks ended October 29, 2005 compared to $20,293,000 for the same period of 2004. This increase in average balances resulted principally from increased merchandise purchases that were not offset by increased sales. Interest expense increased slightly as a percentage of sales due to a combination of the Company's higher average debt balance and increasing interest rates. The average interest rate on the Company's line of credit was 6.56% at the end of the third quarter 2005 compared to 4.68% at the end of the third quarter 2004.

     The fourth quarter, which includes the holiday period, represents an important selling season for the Company. Sales for the month of November were below the Company's expectations due to low inventory levels, coupled with late deliveries of new merchandise receipts. During the latter part of November and the first week of December, the merchandise that was anticipated for earlier in November was received resulting in the percentage of new merchandise offered this holiday season being higher than last year.

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced operating cash flows of $76,000 for the thirty-nine weeks ended October 29, 2005 compared to deficit operating cash flows of $3,264,000 for the thirty-nine weeks ended October 30, 2004. This increase in cash flows is principally related to the decrease of the Company's inventory and partially offset by the Company's increase in net loss compared to the same period of 2004. The Company's decrease in merchandise inventories is primarily attributable to the Company's efforts to manage inventory by lowering its levels of winter merchandise purchases in 2005 compared to 2004.

       Changes in the Company's investing activities relate primarily to the sale of the Norman, Oklahoma office building. See "Other Information" below. The Company's capital expenditures were also considerably less than prior year. The budgeted capital expenditures for 2005 are approximately $2 million which are expected to be used for new store locations, store relocations and initial deposits related to a new point of sale system to be implemented during 2006.

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

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003 and provided the Company with a maximum available credit limit of $22 million. This agreement was scheduled to expire in February 2006. As discussed below, on April 29, 2004, the maximum available credit line was increased to the lesser of $25 million or $22 million plus outstanding participant advances, and the expiration date was extended to
February 5, 2007. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 29, 2005 was $20,416,000 which includes the $4 million outstanding under the bridge facility discussed below. At October 29, 2005 the Company's availability under the WFRF line of credit was approximately $1.7 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 6.56%.

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

     In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable  to  its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. As of October 29, 2005, RonHow had not notified the Company of its intention to convert the outstanding borrowings into additional preferred shares. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

     The Company was in compliance with its debt covenants for the quarter ended October 29, 2005. Although the Company's line of credit with WFRF does not expire until February 2007, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     At October 29, 2005 the Company's availability under the WFRF line of credit was approximately $1,659,000 million above the minimum availability requirement of $1.35 million and the average interest rate on the credit line was 6.56%. The Company's credit line had an average balance of $21,209,000 and $18,799,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. During the thirty-nine weeks ended October 29, 2005, the WFRF line of credit had a high balance of $22,829,000. The balance outstanding on October 29, 2005 was $20,416,000.

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                            October   Januar     October
                              29,      y 29,      30,
                             2005      2005      2004
                                                (Restat
                                                  ed)
Working capital (000's)      $(688)    $(439)      $182
Current ratio                 .98:1     .99:1    1.01:1
Ratio of working capital     (.02):    (.01):     .00:1
to total assets                   1         1
Ratio of total debt to       (1.70)    (2.14)    (2.62)
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

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the third quarter of 2005 that would materially alter the Company's market risk exposures.

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

     No change in the Company's internal control over financial reporting occurred during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     At October 29, 2005, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted at this time, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

ITEM 2.    UNREGISTERED  SALES OF EQUITY SECURITIES  AND  USE  OF
     PROCEEDS

     On August 1, 2005, 1,291 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to one of the existing holders of 2001 Preferred at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 11.90 shares of Company common stock.

     On October 1, 2005, 2,452 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to two of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 18.52 shares of Company common stock.

     Also, on October 1, 2005, 295 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a dividend to one of the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 92.59 shares of Company common stock.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

      On October 17, 2005, the Company closed on the sale of its Norman, Oklahoma office building to H.D. Investments, LLC for a price of $1.25 million. This was later assigned to Asp Street Investments, LLC, an independent third party. The closing of this transaction was contingent upon the Company and the buyer finalizing an agreement for the Company to lease the first floor of the building from Asp Street Investments, LLC and the buyer obtaining and approving the final plans for the remodel of the first floor. Both of these contingencies were met. As a result of the sale, the Company realized a gain in the amount of approximately $850,000. Because this was a sale-leaseback transaction, approximately $703,000 of this amount was recognized in the third quarter ended October 29, 2005, and the remaining $147,000 was deferred and will be recognized over the next 24 months.

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


Date: December 13, 2005

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

10.1 First Amendment dated February 28, 2001 to Employment and 0* Deferred Compensation Agreement between Company and
      Harold  G.  Powell (Incorporated by reference to  Exhibit
      10.17 to Form 10-K for the year ended February 3, 2001).

10.1  Series  2001-A  Preferred Stock Purchase Agreement  dated
1     February  23,  2001  between Company and  Inter-Him  N.V.
      (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.1  Investor Rights Agreement dated February 28, 2001 between
2     Company and Inter-Him N.V.  (Incorporated by reference to
      Exhibit 10.2 to Form 8-K dated February 28, 2001).

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

10.1 Series 2002-A Preferred Stock Purchase Agreement dated as 7 of June 26, 2002, by and among Harold's Stores, Inc.,
      Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
      2002).

10.1  First Amendment to Investor Rights Agreement dated as  of
8 August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J.
      Hinkley   and   Margaret  A.  Gilliam  (Incorporated   by
      reference  to  Exhibit 10.2 to Form 8-K dated  August  2,
      2002).

10.1 First Amendment to Right of First Refusal Agreement dated 9 as of August 2, 2002, by and among Harold's Stores, Inc.,
      Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna
      M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.2 First Amendment to Voting Agreement dated as of August 2, 0 2002, by and among Harold's Stores, Inc., Inter-Him,
      N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10.2 Series 2003-A Preferred Stock Purchase Agreement dated as 1 of February 5, 2003, by and among Harold's Stores, Inc.,
      Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4,
      2003).

10.2 Second Amendment to Investor Rights Agreement dated as of 2 February 5, 2003, by and among Harold's Stores, Inc.,
      Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4,
      2003).

10.2 Loan and Security Agreement dated as of February 5, 2003, 3 by and among Wells Fargo Retail Finance, LLC, Harold's
      Stores,  Inc.,  Harold's Financial Corporation,  Harold's
      Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

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

10.2  Participation Agreement dated as of July 10, 2003, by and
7     between  Wells Fargo Retail Finance II, LLC  and  RonHow,
      LLC (Incorporated by reference to Exhibit 10.3 to Form 8-
      K dated July 10, 2003).

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

10.3 First Amendment to Loan and Security Agreement dated as 1 of February 5, 2003, by and among Wells Fargo Retail
      Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31,
      2004).

10.3 Second Amendment to Loan and Security Agreement dated as 2 of April 29, 2004, by and among Wells Fargo Retail
      Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31,
      2004).

10.3 Agreement for Purchase and Sale of Norman, Oklahoma 3 office building by and between Harold's Stores, Inc.,
      Corner Properties, Inc. and H.D. Investments, LLC. (Incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarterly period ended July 30, 2005).

10.3  Lease  Agreement  between Company and HD Investments  LLC
4     for the Norman office location.

10.3  Indemnification agreement by and between Ronus, Inc.  and
5     Jodi  L.  Taylor, Harold's Stores, Inc.'s Chief Financial
      Officer

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