Form 10-Q/A
period 2005-07-29
HAROLDS STORES INC
filed 2005-12-19
CIK 818682

3

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                             FORM 10-Q/A

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

     On September 19 and 30, 2005, Harold's Stores Inc. (the "Company") filed its Quarterly Reports on Form 10-Q and Form 10-Q/A for the fiscal quarter ended July 30, 2005 (the "Second Quarter 10-Q") with the Securities and Exchange Commission (the "SEC") , which disclosed, among other things, that the Company's financial statements included in the Second Quarter 10-Q had not been reviewed as required by Rule 10-01(d) of Regulation S-X. The Company hereby amends Item 1 of Part I of the Second Quarter 10-Q to include completion of the quarterly review as required by Rule 10-01(d) of Regulation S-X. The elimination of the reference to a lack of a quarterly review and other pertinent changes were made to the Second Quarter 10-Q by this Amendment.


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

                             PART I

ITEM 1.   FINANCIAL STATEMENTS

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                   July 30,   January
                                     2005       29,
                                               2005
                                   (Unaudi
                                     ted)

Current assets:

Cash and cash equivalents                 $         $
                                      1,324       674
Trade accounts receivable, less
allowance for doubtful accounts       6,718     7,343
of $200 as of July 30 and
January 29
Note and other receivables               78       125
Merchandise inventories              19,970    20,123
Prepaid expenses                      1,017     1,254

Total current assets                 29,107    29,519

Property and equipment, at cost      44,578    44,211
Less accumulated depreciation        (32,646    (30,66
and amortization                           )        5)

Net property and equipment           11,932    13,546

Total assets                        $41,039    $43,06
                                                    5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                   July 30,    January
                                     2005       29,
                                               2005
                                   (Unaudi
                                     ted)

Current liabilities:

Accounts payable                           $        $
                                      6,369    7,116
Redeemable gift certificates            765    1,130
Accrued payroll expenses and            707      613
bonuses
Accrued rent expense                  1,235    1,141
Current maturities of long-term      20,952    19,95
debt (See Note 6)                                  8

Total current liabilities            30,028    29,95
                                                   8

Accrued rent expense, net of          4,988    5,630
current maturities
Long-term debt, net of current        1,762      580
maturities

Total liabilities                    36,778    36,16
                                                   8

Commitments and contingencies
(See Note 8)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    600,000    shares,
issued  and outstanding  338,681      6,774    6,725
as  of July 30 and 336,231 as of
January 29
Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 222,418 as  of  July      4,448    4,340
30 and 217,732 as of January 29
Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 55,077 as of July 30      5,495    5,426
and 54,514 as of January 29
2001-A  and  2002-A entitled  to
$20.00  per  share,  and  2003-A
entitled  to $100.00 per  share,
in  each  case plus accrued  but
unpaid dividends in liquidation

                                     16,717    16,49
                                                   1

Stockholders' deficit:

Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,223,508 as of July  30  and
   6,222,308 as of January 29
Additional paid-in capital           34,469    34,46
                                                   8
Accumulated deficit                  (46,985    (44,1
                                           )      22)
                                     (12,454    (9,59
                                           )       2)
Less:  Treasury stock of 205 shares
as  of  July  30 and January  29         (2)      (2)
recorded at cost
Total stockholders' deficit          (12,456    (9,59
                                           )       4)

Total liabilities and               $41,039    $43,0
stockholders' deficit                             65

             HAROLD'S STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Data)
                           (Unaudited)

                               13 Weeks Ended     26 Weeks Ended
                                July     July      July     July
                                30,      31,       30,      31,
                                2005     2004      2005     2004
                                        (Restat            (Restat
                                         ed)                ed)

Sales                           $20,2    $19,2     $44,2    $43,4
                                   98       90        62       59

Costs and expenses:
Costs of goods sold (including
occupancy and central buying
expenses, exclusive of items    15,55    12,86     30,02    27,74
shown separately below)             8        9         6        1

Selling, general and             6,307    6,412     13,70    13,67
administrative expenses                                8        0

Depreciation and amortization     969    1,021     1,943    2,053

Operating costs and expenses    22,83    20,30     45,67    43,46
                                    4        2         7        4

Operating income (loss)        (2,536    (1,012   (1,415      (5)
                                    )         )        )

Interest expense                  357      203       696      418

Loss before income taxes       (2,893    (1,215   (2,111    (423)
                                    )         )        )

Benefit for income taxes            -        -         -        -

Net loss                       $(2,89    $(1,21   $(2,11        $
                                   3)        5)       1)    (423)


NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS:

Net loss                       $(2,89    $(1,21   $(2,11        $
                                   3)        5)       1)    (423)

Less:  Preferred stock
dividends and accretion of        375      205       752      746
preferred stock issuance
costs

Net loss applicable to common  $(3,26    $(1,42   $(2,86   $(1,16
stockholders                       8)        0)       3)       9)

Net loss per common share:
Basic                          $(0.53    $(0.23   $(0.46    $(0.1
                                    )         )        )       9)
Diluted                        $(0.53    $(0.23   $(0.46    $(0.1
                                    )         )        )       9)



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                     (Unaudited)

                                      26 Weeks Ended
                                    July 30,   July 31,
                                      2005      2004
                                               (Restate
                                                 d)

Cash flows from operating
activities:
Net loss                                   $          $
                                     (2,111)      (423)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization          1,943     2,053
Gain on sale of assets                  (20)       (45)
Changes in assets and
liabilities:
Decrease in trade and other              629       860
accounts receivable
Decrease (increase) in                   153      (983)
merchandise inventories
Decrease in prepaid expenses             237         11
Decrease in accounts payable           (747)     (1,125
                                                      )
Decrease in accrued expenses           (819)      (607)

Net cash used in operating             (735)      (259)
activities

Cash flows from investing
activities:
Acquisition of property and            (329)     (1,142
equipment                                             )
Proceeds from disposal of                 20        45
property and equipment
Issuance of note receivable              (6)        (2)
Payments received for notes               49         9
receivable

Net cash used in investing             (266)     (1,090
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

      As a result of these restatements, the Company's financial results for the thirteen and twenty-six weeks ended July 31, 2004 have been adjusted as follows (in thousands, except per share data):

                              As                   As
                           Previous             Restated
                              ly
                           Reported

                               Thirteen Weeks Ended
                           July 31,             July 31,
                             2004     Adjustme    2004
                                        nts
Sales                      $19,290          -    $19,290
Costs and expenses:
Cost of goods sold          13,134      (265)     12,869
Selling, general and         6,412          -      6,412
administrative expenses
Depreciation and               770        251      1,021
amortization
Operating costs and         20,316       (14)     20,302
expenses
Operating income (loss)     (1,026)        14    (1,012)
Interest expense               203          -        203
Loss before income taxes    (1,229)        14    (1,215)
Benefit for income taxes         -          -          -
Net loss                          $        14          $
                            (1,229)              (1,215)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                          $        14          $
                            (1,229)              (1,215)
Less:  Preferred stock
dividends and accretion        205          -        205
of preferred stock
issuance costs
Net loss applicable to            $        14          $
common stockholders         (1,434)              (1,420)
Net loss per common
share:
Basic                             $      0.00          $
                             (0.23)               (0.23)
Diluted                           $      0.00          $
                             (0.23)               (0.23)



                              Twenty-Six Weeks Ended
                           July 31,             July 31,
                             2004     Adjustme    2004
                                        nts
Sales                      $43,459          -    $43,459
Costs and expenses:
Cost of goods sold          28,271      (530)     27,741
Selling, general and        13,670          -     13,670
administrative expenses
Depreciation and             1,551        502      2,053
amortization
Operating costs and         43,492       (28)     43,464
expenses
Operating income (loss)        (33)        28        (5)
Interest expense               418          -        418
Loss before income taxes      (451)        28      (423)
Benefit for income taxes         -          -          -
Net loss                          $        28          $
                              (451)                (423)
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS:
Net loss                          $        28          $
                              (451)                (423)
Less:  Preferred stock
dividends and accretion        746          -        746
of preferred stock
issuance costs
Net loss applicable to            $        28          $
common stockholders         (1,197)              (1,169)
Net loss per common
share:
Basic                             $      0.00          $
                             (0.19)               (0.19)
Diluted                           $      0.00          $
                             (0.19)               (0.19)

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

     In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable  to  its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. As of the date of this report, RonHow had not notified the Company of its intention to convert the outstanding borrowings into additional preferred shares. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

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

                               13 Weeks Ended     26 Weeks Ended
                                July     July     July     July
                                30,      31,      30,       31,
                                2005     2004     2005     2004
                                        (Restat           (Restat
                                         ed)                ed)
                                (In thousands, except per share
                                             data)

Net loss applicable to common  $(3,268   $(1,420   $(2,863  $(1,169
stockholders, as reported           )        )         )        )

Add:
Stock-based employee
compensation expense included      -         -        -        -
in reported net loss

Deduct:
Stock-based employee
compensation expense               74      205      156      420
determined under fair value
method for all awards

Pro forma net loss applicable  $(3,342   $(1,625   $(3,019   $(1,589
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
                                                                )

11.  Revenue Recognition

     Sales from store locations represented approximately 97% and 96% of the Company's total sales for the thirteen and twenty-six weeks, respectively, ended July 30, 2005. This compares to store location sales of approximately 93% and 99% for the thirteen and twenty-six week periods, respectively, of the prior year. These sales are recognized at the time of the customer's purchase. During the third quarter of 2003, the Company returned to the direct channel business by offering direct response catalogs. During the third quarter of 2004, the Company returned to the internet commerce business by offering purchase options through its web site. A return reserve was established for this revenue stream beginning August 2003. Direct channel and internet sales are recognized at the time the order is shipped to the customer. All sales are net of returns and exclude sales tax. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

12.  Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended     26 Weeks Ended
                              July     July      July      July
                              30,       31,       30,       31,
                              2005     2004      2005      2004
                                      (Restat             (Restat
                                        ed)                 ed)
                                        (in thousands)

Net loss applicable to
common shareholders -        $(3,268   $(1,420   $(2,863   $(1,169
basic and diluted                 )         )         )         )

Average common shares         6,223     6,215     6,223     6,213
outstanding

Effect of dilutive
securities:
Employee stock options            -         -         -         -

Convertible preferred             -         -         -         -
stock

Diluted average common        6,223     6,215     6,223     6,213
shares outstanding

     Approximately 1,840,937 shares and 1,095,109 shares for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and approximately 1,848,630 shares and 907,842 shares for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 616,176 and 600,980 preferred shares convertible into 11,501,556 and 11,299,851 common shares, for the thirteen and thirty-nine weeks ended July 30, 2005 and July 31, 2004, respectively, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

13.  Reclassifications

     Certain reclassifications have been made to the prior period balances to conform to the July 30, 2005 presentation.

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

     The Company opened no new stores during the twenty-six weeks ended July 30, 2005 and July 31, 2004 and closed no stores for the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004 in which one store was closed. The Company currently has no plans to close additional stores. However, it does have plans to potentially relocate two stores and open two new stores during 2006. The flat comparable store sales for the thirteen and twenty-six weeks ended July 30, 2005 are primarily due to mixed customer reactions to the Company's merchandise assortments leading to sales below Company plans. The Company's direct sales (internet and catalog) were $670,000 during the quarter, five times last year's sales of $134,000. Additionally, the Company conducted a warehouse sale in July that was not held last year, resulting in $475,000 of additional sales.

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

      The Company reported a net loss of $2,893,000 or $0.53 per basic and diluted share during the second quarter of 2005 as compared to a net loss of $1,215,000 or $0.23 per basic and diluted share for the second quarter of last year. For the twenty-six week period ended July 30, 2005, the Company reported a net loss of $2,111,000 or $0.46 per basic and diluted share compared to a net loss of $423,000 or $0.19 per basic and diluted share for the same period of the prior year. These losses are primarily the result of declines in gross margin as described above.

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

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company experienced deficit operating cash flows of $735,000 for the twenty-six weeks ended July 30, 2005 compared to deficit operating cash flows of $259,000 for the twenty-six weeks ended July 31, 2004. This decrease in cash flows is principally related to the increase of the Company's net loss (as described above) and partially offset by the Company's decrease in merchandise inventories and decrease in prepaid expenses compared to the same period of 2004. The Company's decrease in merchandise inventories is attributable to two factors. First, much of the 2005 spring merchandise was received prior to year end 2004 compared to a lesser amount of 2004 spring merchandise received prior to year end 2003. Second, much of the 2005 fall merchandise was received prior to the end of the second quarter 2005 compared to a lesser amount of 2004 fall merchandise received prior to the end of the second quarter of 2004. Although merchandise inventories have decrease since the beginning of the 2005 year, inventories increased $1,274,000 from second quarter 2004 to second quarter 2005. Both of these factors caused the change in merchandise inventory from year end to the end of the second quarter to be smaller in 2005 compared to the same change for 2004.

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

       Changes in the Company's investing activities relate primarily to the acquisition of property and equipment. The Company's capital expenditures were considerably less than prior year. Expenditures are expected to increase for the remainder of the year, however, as the budgeted capital expenditures for 2005 are approximately $2 million which are expected to be used for new store locations, store relocations and initial deposits related to a new point of sale system to be implemented during 2006.

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

     In order to achieve additional liquidity, on April 29, 2004, the Company completed an amendment to the credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment increased the Company's maximum inventory advance rate cap from 75% to 80% during non-peak times and from 80% to 85% during peak times. Peak times were amended to include the eight weeks prior to Easter and the eight weeks prior to October 1. Additionally, the amendment extended the term of the credit facility by one year, with a new expiration of February 5, 2007. The amendment also increased the maximum revolver amount from $22 million to the lesser of $25 million or $22 million plus outstanding participant advances. Finally, the amendment provided for an additional increase of $2 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow, LLC. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow, LLC's right to repayment of any advances under the credit facility that are attributable  to  its total $4 million participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. If the Company does not repay the new $2 million loan participation of RonHow during the 18 months subsequent to April 29, 2004, RonHow will have an option at that time to convert any of the incremental $2 million not repaid into shares of authorized but unissued 2003-A Preferred Stock, which will be convertible into shares of common stock at a price of $2.524 per share, which was the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. As of the date of this report, RonHow had not notified the Company of its intention to convert the outstanding borrowings into additional preferred shares. Additionally, if the Company has not repaid the initial $2 million of loan participation by February 2006, the Company will pay an additional 4% fee per annum on the outstanding participation amount up to $2 million. This transaction was approved by the independent directors.

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


                      HAROLD'S STORES, INC.

                     By: ___________________
                         Leonard Snyder
                 Interim Chief Executive Officer

                     By: ___________________
                         Jodi L. Taylor
                     Chief Financial Officer


Date: December 15, 2005

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

 Exhibit 31.1
                             CERTIFICATIONS

 I, Leonard Snyder, certify that:

 1. I have reviewed this quarterly report on Form 10-Q/A for the quarter ending July 30, 2005 of Harold's Stores, Inc.;
 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: December 15, 2005
 _________________________
 Leonard Snyder, Interim Chief Executive Officer
 (Principal Executive Officer)
 Exhibit 31.2
                             CERTIFICATIONS

 I, Jodi L. Taylor, certify that:

 1. I have reviewed this quarterly report on Form 10-Q/A for the quarter ending July 30, 2005 of Harold's Stores, Inc.;
 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: December 15, 2005
 _________________________
 Jodi L.  Taylor, Chief Financial Officer
 (Principal Financial Officer)
 Exhibit 32.1

            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     Pursuant to 18 U.S.C. 1350, the undersigned officer of Harold's Stores, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date:  December 15, 2005

 _________________________
 Leonard Snyder
 Interim Chief Executive Officer
 Exhibit 32.2

            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350


     Pursuant to 18 U.S.C. 1350, the undersigned officer of Harold's Stores, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q/A for the quarter ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date:  December 15, 2005

 _________________________
 Jodi Taylor
 Chief Financial Officer