Form 10-K
period 2006-01-28
HAROLDS STORES INC
filed 2006-04-28
CIK 818682

26

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

   Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
   Yes  [   ]            No  [X]

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act..
   Yes  [   ]            No  [X]

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer  [   ]Accelerated filer  [   ]Non-accelerated  fi
   ler  [X]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes  [   ]            No  [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of July 30, 2005 was $6,056,522.

   The number of shares of the registrant's common stock outstanding as of April 1, 2006 was 6,223,508.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders to be held June 22, 2006 are incorporated by reference into Part III.

                Harold's Stores, Inc. & Subsidiaries
                              Index to
                     Annual Report on Form 10-K
               For the Period Ended January 28, 2006

Part
I.

     It 1. Business                                           3
     em

     It 1A Risk Factors                                       8
     em  .

     It 1B Unresolved Staff Comments                          1
     em  .                                                    2

     It 2. Properties                                         1
     em                                                       2

     It 3. Legal Proceedings                                  1
     em                                                       3

     It 4. Submission of Matters to a Vote of Security        1
     em    Holders                                            3

Part
II.

     It 5. Market for the Registrant's Common Equity,
     em    Related Stockholder Matters                        1
           and Issuer Purchases of Equity Securities          4

     It 6. Selected Financial Data                            1
     em                                                       5

     It 7. Management's Discussion and Analysis of
     em    Financial Condition                                1
           and Results of Operations                          6

     It 7A Quantitative and Qualitative Disclosure about      2
     em  . Market Risk                                        3

     It 8. Financial Statements and Supplementary Data        2
     em                                                       4

     It 9. Changes in and Disagreements with Accountants
     em    on Accounting                                      2
           and Consolidated Financial Disclosure              4

     It 9A Controls and Procedures                            2
     em  .                                                    4

     It 9B Other Information                                  2
     em  .                                                    4

Part
III.

     It 10 Directors and Executive Officers of the            2
     em  . Registrant                                         4

     It 11 Executive Compensation                             2
     em  .                                                    4

     It 12 Security Ownership of Certain Beneficial
     em  . Owners and Management and Related Stockholder      2
           Matters                                            4

     It 13 Certain Relationships and Related                  2
     em  . Transactions                                       5

     It 14 Principal Accountant Fees and Services             2
     em  .                                                    5

Part
IV.

     It 15 Exhibits and Financial Statement Schedules         2
     em  .                                                    5

Signatures                                                    2
                                                              6

                             PART I.

Forward-Looking Statements

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-K or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements including, without limitation, the risks set forth in Item 1A of this report. The Company disclaims any intent or obligation to update those forward-looking statements.

ITEM 1.        BUSINESS

General

      Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a chain of ladies' and men's specialty apparel stores in 19 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30- to 50-year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive ladies' and men's apparel and accessories. The Company also operates a direct business consisting of catalog and internet. The internet channel began in September 2004. During 2005, the Company's direct business represented approximately 4% of the Company's total sales. More than 90% of sales consists of the Company's proprietary designs controlled by Harold's own designers and merchants and sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

      As of January 28, 2006, the Company's 41 stores were comprised of 39 full-price retail stores and two outlet stores to clear markdowns and slow-moving merchandise. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

     The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2006, 2005, 2004, 2003, 2002 and 2001 refer to the years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004,
February 1, 2003 and February 2, 2002, respectively. Each of the years mentioned comprised 52-week years except for the year that will end February 3, 2007 which will be comprised of 53 weeks.

Developments in 2005

     In July 2005, Hugh Mullins, the Company's Chief Executive Officer, tendered his resignation as an officer and director of the Company. The Company's Board of Directors appointed Leonard Snyder as acting Chief Executive Officer, pending the employment of a permanent chief executive officer. Mr. Snyder had been an independent director of the Company since 2000 and has extensive chief executive officer experience in the retail apparel and department store sector.
     In  January 2006, the Company amended the credit  facility
with  its  primarily lender, Wells Fargo Retail  II,  LLC.   In
conjunction with this negotiation, an additional $3 million of funding was received from the Company's principal investors to be utilized to enhance working capital and support planned
capital  expenditures.   Additionally, the  bank  extended  the
lending facility by three years, to February 2010, and reduced the required covenant for daily excess availability from $1.35 million to $1.0 million.

     In January 2006, the Company announced that Rebecca Powell Casey resigned her position as Executive Vice President - Director of Trend, Design and Technical Production. Ms. Casey is also a director of the Company, and she has not resigned her directorship. In connection with Ms. Casey's resignation, the Company retained Clark J. Hinkley, an existing director of the Company, as a consultant to advise the Company in areas of trend, design and technical production pending the hiring of a full-time employee by the Company. Mr. Hinkley previously served as the Company's Chief Executive Officer from February 2001 through February 2004. In connection with Ms. Casey's resignation, the Company and Ms. Casey entered into a severance agreement.

      The Board of Directors has authorized searches to be conducted for potential candidates for the position of Chief Executive Officer and for a Chief Merchandising Officer. It is uncertain when these positions will be filled. In the meantime, the Company will continue to operate with Mr. Snyder as Interim Chief Executive Officer and Mr. Hinkley as a consultant.

      The Company believes its return to consistent profitabiltiy is dependent on increasing sales momentum in its full-price stores by focusing assortments on classically inspired apparel and accessories, by maintaining a monthly flow of new merchandise into our stores, by maintaining pleasing shopping environments, by providing superb customer service, and by continuing to expand our full-price stores in existing major markets, or in single store markets similar to those where the Company has experienced successful locations. The Company currently plans to open two new stores during 2006 in Montgomery, AL and Little Rock, AR. During 2005, the Company relocated two stores in Charlotte, NC and Greenville, SC and also plans to relocate a store in Atlanta, GA during 2006. The Company also believes there are significant growth opportunities in its direct division (internet and catalog) in selling full-price and clearance-price merchandise. In 2003, this division represented 0.5% of total revenues and 1.4% of total revenues in 2004. In 2005, the direct division grew  to  over  $3 million of revenues representing approximately
3.6% of total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for further information.

Retail Merchandising

      The Company's merchandise mix in ladies' apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in classically inspired styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 90% of its ladies' apparel sales are attributable to the Company's product development and proprietary label programs. In 2005, 2004 and 2003 ladies' apparel accounted for approximately 82%, 81% and 78% of sales, respectively.

      The men's apparel product line includes tailored clothing, furnishings, sportswear, outerwear and shoes in classically inspired styles. In 2005, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In 2005, 2004 and 2003, men's apparel accounted for approximately 18%, 19% and 22% of sales, respectively.

     The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

                        2005            2004           2003
                           (Dollar amounts in thousands)

Ladies' Merchandise
 Apparel and         $66,  74.9%    $65,   73.8%   65,91   71.9%
Accessories           049            954               8
 Handbags and        1,88   2.1     1,72    1.9    1,392   1.5
Belts                   4              1
 Shoes               4,60   5.2     4,60    5.2    4,629   5.1
                        6              9

Men's Merchandise
Suits, Sportcoats,
Slacks and           7,24   8.2     7,84    8.8    9,317  10.2
Furnishings             0              5
 Sportswear and      7,84   8.9     8,29    9.3    9,479  10.3
Accessories             7              2
 Shoes                621   0.7      906    1.0      948   1.0

Other                   -   0.0       30    0.0        -   0.0

   Total:           $88,2  100.0%    $89,3   100.0%   91,68  100.0%
                       47             57               3

Company Stores

      The Company's stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. Stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of January 28, 2006, with selected information for each location.

Metropolitan                                             Squar
    Area             Location         Type of Location     e
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
Baton Rouge,     Citiplace Market      Specialty Center    5,200
LA               Center
Birmingham,      The Summit            Specialty Center    5,500
AL               Shopping Center
Charlotte, NC    Shops on the Park     Specialty Center    4,170
Dallas, TX       Dallas Galleria       Regional            8,079
                                      Shopping Center
Dallas, TX       Highland Park         Specialty Center    7,503
                Village
Ft. Worth, TX    University Park       Specialty Center    6,000
                Village
Greenville,      The Shops at          Specialty Center    3,292
SC               Greenridge
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

Product Development and Sourcing Programs

      The Company's product development and sourcing programs enable it to offer exclusive items not available in competing stores or catalogs. It is estimated that more than 90% of sales are merchandise where the Company has created or controlled the design, demonstrating the Company's commitment to a unique product mix. The Company believes this unique product mix enables it to compete with, and differentiates it from, larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to offer superior quality and fit as well as improve its initial mark up. The fit and quality of a garment are two components that are crucial to the Company's success. The Company believes it has improved these areas during the past three years. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company.

      An important component of the Company's product development programs is market research of styles and fabrics. The Company's design team shops European and domestic markets for emerging fashion trends and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models. These design models assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs allow it to participate directly in the design and manufacturing of an exclusive product without investing in costly manufacturing equipment. The Company's development program is implemented through its offices in New York and Dallas, Texas and its association with independent agents in China, Italy, Turkey, Portugal and Greece. The Company imports a significant portion of its merchandise directly from the Far East and Italy.

      The Company's merchandisers review the developed styles, analyze fashion trends and historical data and select the best pieces to convert into prints and patterns for the next season. Once the new styles are selected, the team then determines the specifications of various styles - detailing a garment's cut, fit, fabric, color and trim. After the specifications have been finalized, the fabric is ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design. The majority of merchandise is purchased as finished goods.

      A growing portion of the assortments in accessory areas, shoes, belts and handbags, are represented by branded merchandise or merchandise that is often co-designed by the Company's merchandisers and manufacturing partners.

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

      The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns have an adverse impact on earnings. Such impact is dependent upon the extent of the markdowns and the amount of inventory affected. The Company utilizes its outlet stores and the internet to dispose of prior season or slow moving merchandise. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is generally cleared periodically through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

      The Company operates an 85,000 square foot distribution facility in Norman, Oklahoma capable of processing merchandise for 74 stores. With additional investment, the facility can be expanded to include a mezzanine and nearly double the current production capacity. All of the Company's merchandise is routed through the distribution center from various manufacturers. The majority of merchandise arrives at the distribution center with bar coded tickets placed on the garment by the vendor allowing merchandise to be processed more efficiently. Each item is examined, sorted and boxed for shipment by common carrier to the Company's stores. This process is done in a time sensitive manner in a substantially paperless environment, utilizing computers, bar codes and scanners. During 2005, the Company was able to enhance its direct fulfillment operation with minimal investment.

Seasonality

      The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2005, approximately 50% of the Company's sales occurred during the third and fourth quarters as did 62% of the Company's cumulative net loss applicable to common stockholders. Approximately $551,000 of costs were recorded in the fourth quarter related to the write-down of leasehold improvements and approximately $500,000 of severance costs were also recorded in the fourth quarter. The operating losses in third and fourth quarters of 2005 were exacerbated by sales issues, specifically hurricanes in the third quarter and a lack of gift-giving and wear-now apparel in the fourth quarter. See Item 7 Management's Discussion and Analysis for further discussion.

Competition

     The Company's business is highly competitive. The Company's stores compete with national and local department stores, specialty and discount store chains, catalogers and e-commerce, and independent retail stores which offer similar lines of specialty apparel. Many of these competitors have significantly larger sales volumes and assets than the Company.

      Important factors in competing successfully in the retail industry include the following: depth of selection in sizes and colors, styles and fit of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of private-label merchandise, store design and location, marketing and customer service. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.

      In addition, the success of the Company depends upon a number of factors relating to economic conditions and general consumer spending. If current economic conditions worsen and consumer spending is restricted, the Company's ability to improve sales and return to profitability could be negatively impacted.

Customer Credit

      The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales as a percent of total
sales  were 85% in 2005, 84% in 2004 and 84% in 2003.   In  2005,
33% of total sales were made with the Harold's credit card and 52% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of January 28, 2006, the provision for bad debts from Company credit card sales was approximately 0.4% of Harold's proprietary credit card sales for 2005. The Company's bad debt experience from the Harold's proprietary credit card has been relatively stable from year to year.

      Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At January 28, 2006, the Company had approximately 39,823 active credit accounts, and the average cardholder had a credit limit of $1,700 and an outstanding balance of $152. Charges by holders of the Company's credit card during 2005 totaled approximately $34,164,000.
Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,132,000,
$1,142,000,   and   $1,140,000,  in   2005,   2004,   and   2003,
respectively.

Advertising

      The Company maintains an in-house marketing department, which produces and designs the Company's direct mail pieces and e-
commerce  website.   In  2005,  the Company  spent  approximately
$5,035,000 (5.7% of sales) on advertising and direct mail production costs as compared to approximately $4,313,000 (4.8% of sales) in 2004. The increase in spending for 2005 was in large part due to efforts undertaken to market to prospective new customers and expand the growing direct business. In 2006, the Company anticipates advertising expenses will be approximately the same as in 2005. These expenditures include the production
and  mailing  costs associated with the Company's  catalog.   The
marketing department is also involved in the production of annual reports to the Company's stockholders, sales training materials,
internal  marketing  materials,  and  all  corporate  logos   and
labeling.

Management Information Systems

     The Company's management information systems are located at an Administrative Office in Norman, Oklahoma and at its Corporate Office in Dallas, Texas. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting and distribution.
     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The POS system provides personnel scheduling and time keeping capabilities, as well as, a customer profile function to better identify and track consumer demographics. The Company currently plans to replace its point-of-sale software and equipment during 2006.

     The Company utilizes software from JDA, a computerized merchandise planning and allocation system, which interacts with the Company's AS400 and Island Pacific Systems software. JDA facilitates seasonal planning and allocation by department and store, and provides certain data for financial planning.

     In 2003, the Company completed the implementation of CommercialWare's order management system and in 2004 the Company replaced its internally developed warehouse management system with Manhattan Associates warehouse management system. These two initiatives were undertaken to facilitate a return to the direct channel business, including internet sales, and to make necessary improvements to the Company's distribution center operations. In addition to being able to take orders online and at the Company's call center, sales associates can conduct customer searches for merchandise no longer available in their store. In November of 2005, the Company launched its internally developed "auto locate" system for direct orders. This basically allows any order placed through the direct channels to be fulfilled systematically by warehouse stock or inventory located within any of the Company's 41 stores. The Company believes this "auto locate" system could have a very positive impact on direct sales of regular and clearance-price merchandise in 2006.

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

Trademarks, Service Marks, and Copyrights

      "Harold's", "Harold Powell", "Old School", "Old School Clothing Company", "OSCC Bespoke" and other trademarks have been registered with the United States Patent and Trademark Office and with the registries of various foreign countries. The Company files U.S. copyright registration on the original design and artwork purchased or developed by the Company.

      The Company's three Houston stores bear the name "Harold Powell" rather than "Harold's" to avoid confusion with an existing local men's apparel store which operates in Houston under the name "Harold's" with prior usage in this market predating the Company's federal registration.

Employees

      On March 15, 2006, the Company had approximately 378 full-time and 346 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 1A.  RISK FACTORS

We must improve our financial performance and become consistently profitable.

     For six years through 2003, the Company reported operating losses and deficit cash flows from operating activities. During this period, the Company restructured, resulting in store closings and reductions of personnel. In 2004 we had a slight operating profit before preferred dividends. However, in 2005 the Company returned to an operating loss. In addition, we have limited cash flow from operating activities to finance expansion or additional investment. Our future depends upon our ability to improve our financial performance and become consistently profitable. While we believe our strategic initiatives that are in place will result in improvements in financial performance, there can be no assurance that we will achieve sustained profitability and cash flow from operations.

Our performance will depend on our ability to respond to changes in customer demands and fashion trends in a timely manner.

     We have historically experienced fluctuations in customer response to our merchandise assortments. Our future performance depends on our ability to consistently anticipate, assess and react to the changing demands of our customer base. Failure to anticipate fashion trends which are appropriate for our customer base, maintain proper inventory levels and creatively present merchandise in a way that is appealing to our customers on a consistent basis will be detrimental to our sales gross margins. As primarily a private label merchandiser, we assume certain risks, including long product lead times and high initial purchase commitments that amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer base or that the introduction of new merchandise categories will be successful or profitable.

     Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. In January 2006, Rebecca Powell Casey, Executive Vice President - Trend and Design, resigned from the Company. A search is being conducted for her replacement, but there can be no assurances that her departure and related replacement will not cause disruption to the trend and design function. See "Item 1 - Business Developments in 2005."

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

     Our future success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, the Company's ability to interpret these trends, competition, current economic conditions, timely delivery of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.

     Our ability to deliver healthy comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively and using more effective pricing strategies.

Our failure to effectively manage new store openings could lower our sales and profitability.

     Our growth strategy is dependent upon opening new stores and operating them profitably. We will open two stores in 2006. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

     - the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;
     - the ability to hire and train skilled associates;
     - the ability to integrate new stores into our existing operations; and
     - the ability to increase sales at new store locations.

     Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facilities in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth may decrease.

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

     Any interruptions or delays in these services could materially and adversely affect our business and financial condition. Although we believe that, in general, the goods and services we obtain from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. We do not maintain supply contracts with any of our private label or other merchandise vendors. Rather, we acquire merchandise via purchase orders that terminate upon completion of the order. If any significant merchandise vendor or buying agent were to suddenly discontinue its relationship with us, for any reason, we could experience temporary delivery delays until a substitute supplier could be found.

Our reliance on foreign sources of production could be adversely affected by political developments.

     While  we  purchase  merchandise from domestic  and  foreign suppliers, a majority of our merchandise is purchased through foreign suppliers. We source a substantial portion of our ladies' merchandise through the Orient via our agency relationship with Eralda. While numerous factories are utilized to support this relationship, there exists the risk inherent in such a large agency relationship and consolidation of sourcing efforts within one primary region of the world. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on our operations.

     We cannot predict with certainty whether any of the foreign countries in which our products are currently manufactured or any of the countries in which we may manufacture our products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or degree of effect of any such new trade restriction. Trade restrictions, including increased tariffs or quotas, on apparel or other items sold by us could affect the importation of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results or operations and liquidity.

     Our merchandise flow may also be adversely affected by financial or political instability in any of the countries in which our goods are manufactured, the potential impact of natural disasters and public health concerns, particularly on our foreign sourcing offices and manufacturing operations of our vendors, if they affect the production, shipment or receipt of merchandise from such countries. Merchandise flow may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

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

We have substantial debt that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions including rising interest rates.

      As of January 28, 2006, we had approximately $19 million of indebtedness. While the vast majority of our debt does not have required principal payments, interest payments on this debt could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

        Our   increased   indebtedness   could   have   important
consequences, including the following:

     - our ability to obtain additional financing for working capital, capital expendtures or general corporate purposes may be impaired;
     - we must use a portion of our cash flow from operations to make interest payments on our primary lending facility, which will reduce the funds available to us for other purposes such as capital expenditures;
     - our financial position is affected, in part, by fluctuations in interest rates. Our primary lending facility with Wells Fargo Retail Finance II, LLC has a floating interest rate. In addition, $5 million of the $7 million in investor participation loans through this facility bears interest at the bank rate of LIBOR plus 2.5%, plus an additional 4.0%. Increased interest rates will adversely affect our financial results and cash flow by increasing the amount of interest expense we are required to pay;
     - we may have a higher level of indebtedness than many of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
     - we are more vulnerable to general economic downturns and adverse developments in our business.

     If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expensiture, sell assets, seek additional capital or restructure or refinance our indebtedness.

Talented personnel are critical to our success.

     Our success depends to a significant extent upon our ability to retain key personnel and to continue to attract talented new personnel. The loss of the services of one or more of our current members of senior management, or our failure to attract talented new employees, could have an adverse effect on our business.

We are dependent on a single distribution facility.

     Our distribution functions for all of our stores are handled from a single facility in Norman, Oklahoma. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which would cause sales to decline.

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

     Other than our secured bank credit facility which supports our investments in inventory and accounts receivable, our principal sources of financing from 2001 through 2006 have been from Inter-Him, N.V. ("Inter-Him"), an entity controlled by Ronald de Waal, Howard Lester, one of our directors, and other directors who have invested an aggregate of $15 million in shares of preferred stock and have participated in $7 million of our bank financing. The terms of the preferred stock permit the holders to elect a majority of our directors and the consent of the holders of the preferred stock is required for any significant actions, including additional financing. We are substantially dependent on the support of Ronald de Waal as the owner of Inter-Him and controlling shareholder of the Company for financial support beyond that cash which is generated from operations and our working capital facility. Without additional financial support, our ability to make investments in store remodeling, store expansions and major capital improvements are significantly limited.

Our outstanding preferred stock limits our ability to achieve financial returns for our holders of common stock.

     As of January 28, 2006, we have outstanding three series of preferred stock with an aggregate liquidation value of $16.9 million. Holders of preferred stock are entitled to annual dividends in the aggregate amount of approximately $1.5 million before any dividends are paid on common stock, and these dividends reduce the amount of our net income applicable to our shares of common stock. Until we achieve net income in excess of the aggregate dividends payable to holders of preferred stock, we will continue to report net losses per share of common stock.

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

Our Interim Chief Executive Officer is the subject of pending SEC
enforcement  actions  arising  from  employment  with   a   prior
employer.

     On August 25, 2005 the Securities and Exchange Commission ("SEC") filed a civil complaint in the United States District Court, District of South Carolina, Spartanburg Division against our Interim Chief Executive Officer, Leonard Snyder, and certain other former officers of One Price Clothing Stores, Inc. ("One Price"), alleging various violations of the federal securities laws relating to alleged overstatements of One Price's inventory levels in 2003. The SEC's complaint seeks injunctive relief, unspecified disgorgement, civil penalties and an order barring each defendant from serving as an officer or director of other public companies. At the time, Mr. Snyder was the Chief Executive Officer of One Price before his resignation in September 2003. One Price operated a chain of discount retail clothing stores and filed a voluntary bankruptcy petition in February 2004. The SEC's complaint is a public document and the SEC has issued a press release relating to its allegations which is available on the SEC's website. The Board of Directors of the Company engaged independent counsel to evaluate the case against Mr. Snyder and made the determination that it was in the best interest of the Company for Mr. Snyder to remain as Interim Chief Executive Officer. Mr. Snyder has advised the Board that he denies the SEC allegations. It is unclear when this matter may be resolved.

     This action, if resolved adversely to Mr. Snyder, may affect his ability to continue to serve as an officer or director of a public company.

We  may  be  unsuccessful in locating a permanent Chief Executive
Officer and Chief Merchandising Officer.

      Because of our recent operating performance and dependence on two investors for incremental financing for investments in store remodeling, store expansions and major capital improvements, we may have difficulty hiring a permanent Chief Executive Officer and Chief Merchandising Officer. If we are
unable to fill these positions, we may not be able to achieve improvements in our operating performance. If we do fill these positions, we may be required to offer significant consideration to attract qualified personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.        PROPERTIES

Store Leases

      At January 28, 2006, the Company owned the Austin outlet store and leased 40 stores. The Company has a mortgage on the Austin outlet which had a balance of approximately $1,253,000 at January 28, 2006. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 10 to 12 years and in many leases, renewal options exist. In most cases, the Company pays a base rent plus a contingent rent based on the store's net sales in excess of a certain threshold, typically four to five percent of net sales in excess of the applicable threshold. Among current store leases, one store lease has percentage rent only. Four of the leased stores open during all of 2005 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). The Company believes that some of the risk from any decline in future sales volume in store locations where percentage rent is currently being paid is reduced because a corresponding decline in occupancy expense would occur.

      Substantially all of the leases require the Company to  pay property  taxes, insurance, utilities and common area maintenance
charges.   The  current terms of the Company's leases,  including
automatic renewal options, expire as follows:

   Years       Number
  Leases         of
  Expire       Stores
2006             1
2007             6
2008             11
2009-2011        15
2012 and         7
later

      The Company generally has been successful in renewing its store leases as they expire.

     During 2005, the Company entered into four new store leases. Three of these leases were for relocations of existing stores and one was for a new store scheduled to open during 2006. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $66 per square foot annually over the terms of the leases. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

                      2005      2004       2003

Base rent            $7,008,   $6,797,    $8,544,
                         000       000        000
Additional rents
computed as a        186,000   252,000    217,000
percentage of
sales

Total                $7,194,   $7,049,    $8,761,
                         000       000        000

Corporate Headquarters and Merchandise Buying Office

      The Company leases a 46,132 square foot building used primarily as its corporate headquarters and buying offices in Dallas, Texas. The lessor of the Dallas location is a limited partnership whose partners include W. Howard Lester, a director of the Company and a partnership which is comprised of partners Rebecca Powell Casey, a director of the Company and certain of her family members. The lease, which was amended in 2003, expires September, 2010 with current monthly rent payments of $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

Administrative Offices and Distribution Center

     The Company leases 9,218 square feet of space used primarily as its administrative and finance offices in Norman, Oklahoma. The lease expires October 2010 with current monthly rent payments of $6,529, plus insurance, utilities and property taxes until the expiration of the lease. This lease contains one renewal option of five years.

     The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The term of the distribution center lease expires in June 2012, with annual rent increasing on a fixed scale from $373,029 in 2005 up to a maximum of $419,552 during the final year of the lease.

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

                            PART II.

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

     At March 15, 2006, there were 656 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "HLD". The table below presents the range of the high and low sales prices, for the periods indicated.

Quarterly Common Stock Price
           Ranges

   2005        High     Low
1st Quarter    1.40     0.95
2nd Quarter    2.10     1.08
3rd Quarter    1.60     0.60
4th Quarter    1.24     0.50

   2004        High     Low
1st Quarter    3.20     2.44
2nd Quarter    2.80     2.44
3rd Quarter    2.60     1.35
4th Quarter    1.60     1.15

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

      During 2005, approximately $1,510,000 of preferred stock dividends and preferred stock issuance cost accretion was recorded. Of this amount, approximately $1,470,000 represented preferred stock dividends paid. Approximately $410,000 was paid in additional shares of preferred stock (as provided by the terms of the preferred stocks) and approximately $1,060,000 was paid in cash.

     The  Company's primary lending agreement does not  currently
allow  for  the  payment  of dividends  on  common  stock.   This
agreement does, however, allow for the distribution of preferred stock dividends.

ITEM 6.        SELECTED FINANCIAL DATA

     The following selected consolidated financial information is for the fiscal year indicated. The "Statements of Operation Data" for fiscal years 2005, 2004 and 2003 and the "Balance Sheet Data" as of January 28, 2006 and January 29, 2005 are derived from, and qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The "Statements of Operations Data" for fiscal years 2002 and 2001 and the "Balance Sheet Data" as of January 31, 2004, February 1, 2003 and February 2, 2002, are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

      The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto, appearing elsewhere herein.

                         2005     2004    2003    2002     2001
(Dollar amounts in
thousands, except per
share and statistical
data)

Statements of Operations
Data:
Sales                    $88,2    89,35    91,68   89,78    104,6
                            47       7        3       1      24
Percentage (decrease)    (1.2)    (2.5)    2.1%   (14.2    (17.9
increase in total sales      %        %              )%       )%

Gross margin on sales    $27,0    31,71    30,76   25,44    24,44
(1)                         59       4        8       3       5
Percentage of sales      30.7%    35.5%    33.6%   28.4%    23.4%

Net income (loss) before      $     95            (12,78   (17,3
income taxes              (5,98           (5,67       9)     18)
                             0)              1)
Percentage of sales      (6.8)     0.1%   (6.2)   (14.2)   (16.6
                             %                %        %      )%

Provision (benefit) for      $       -        -   3,206    (3,07
income taxes                 -                               7)
Percentage of sales       0.0%    0.0%     0.0%    3.6%    (2.9)
                                                              %

Preferred stock
dividends and accretion      $    1,501    1,306     863     634
of preferred stock       1,510
issuance costs
Percentage of sales       1.7%    1.7%     1.4%    1.0%    0.6%

Net loss applicable to        $   (1,40           (16,85   (14,8
common stockholders       (7,49      6)   (6,97       8)     75)
                             0)              7)
Percentage of sales      (8.5)    (1.6)   (7.6)   (18.8)   (14.2
                             %        %       %        %      )%

Net loss per common
share:                        $   (0.23           (2.77)   (2.44
 Basic and diluted        (1.20       )   (1.14                )
                              )               )

Other Operating Data:
Stores open at end of       41      41       42      50      52
period
Increase (decrease) in
comparable store sales
(52-53 week basis) (3)   (4.0)     1.9%   11.3%   (9.9)%   (16.3
                             %                                )%

Balance Sheet Data:
Working capital (2)           $    518      888     309    8,761
                          (4,86
                             9)
Total assets             $35,2    43,06    42,74   51,12    64,62
                            15       5        5       0       6
Total debt                   $    20,53    18,21   18,97    20,43
                         18,84       8        6       8       1
                             6
Stockholders' (deficit)   $(17,   (9,59           (1,456   15,3
equity                     083)      4)   (8,20        )     78
                                             7)
Stockholders' (deficit)       $   (1.54           (0.24)   2.53
equity per share          (2.74       )   (1.34
                              )               )

( In accordance with retail industry practice, gross margin from
1 sales  is  calculated  by  subtracting  cost  of  goods   sold
) (including occupancy and central buying expenses) from sales.
( Long-term  debt  is  classified  as  current  to  comply  with
2 accounting  pronouncement  EITF 95-22.   See  Note  6  to  the
) Consolidated Financial Statements for more information.
( The Company considers a store comparable if it has been open 3 for 12 full months and has not changed its square footage by ) more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.
ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

     Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

     The  Company  has experienced decreases in comparable  store sales  since  third  quarter of 2005.  The Company  believes  the
causes   that   contributed   to  this  disappointing   financial
performance include the following:

     - A decision was made in early 2005 to alter the timing and quantity of fall, winter and holiday receipts. This resulted in the Company not offering adequate quantities of gift-giving or wear-now apparel during the latter part of 2005 and early 2006.
     - In September 2005, the Company experienced significant sales declines largely due to hurricanes that directly affected stores in Mississippi, Louisiana and Texas.
     -   The   merchandise  assortments  offered  to   customers,
     particularly in late 2005 and early 2006 were not consistently well received by customers. It is believed that these assortments were too trendy, therefore not appealing to the targeted Harold's age forty customer, and they were too casual in composition.

     Clark Hinkley, the Company's former Chief Executive Officer who retired in 2003, has returned to assist in the product development areas on an interim basis, as the Company searches for a new Chief Merchandising Officer to replace Rebecca Powell Casey, former Executive Vice President - Trend and Design, who resigned from the Company in January 2006. During Mr. Hinkley's tenure, the Company returned to classically-inspired, brand appropriate merchandise which resulted in some of the best sales performance the Company has experienced for many years. In light of these sales successes, the Board of Directors asked Mr. Hinkley to return to the Company as a consultant during this transitional period.

     Commencing with the mid-2006 deliveries, the Company has placed more emphasis on offering brand appropriate, classic apparel for which Harold's is best known. Additionally, the
Company has developed plans to correct for 2006 the issues surrounding the lack of gift-giving and wear-now apparel that were experienced during 2005 and has re-addressed its merchandising approach to the holiday season. This includes merchandise being received into stores approximately every 30 days and providing customers with a brand-appropriate selection of holiday apparel, both for self-purchase and gift giving.

     During 2006 the Company will, as outlined below, enhance its real estate portfolio through strategic store relocations and new store openings in markets, similar to those that have historically proven to be successful. Stores in Greenville, SC, Charlotte, NC, and Atlanta, GA, are being relocated to improved locations, and new stores will be opened in Montgomery, AL, and Little Rock, AR. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

Results of Operations

     The following table reflects items in the Company's
Statements of Operations as a percentage of sales for the periods indicated:

                                 52       52      52
                               Weeks     Weeks   Weeks
                                2005     2004    2003
Sales                          100.0%    100.0%   100.0%
Cost of goods sold (including
occupancy and central buying   (69.3     (64.5    (66.4
expenses)                          )        )       )
Gross margin                    30.7     35.5     33.6
Selling, general and           (32.3     (29.7    (29.4
administrative expenses            )        )       )
Restructuring charges             -        -     (1.8)
Depreciation and amortization  (4.3)     (4.6)    (7.6)
Operating income (loss)        (5.9)     1.2     (5.2)
Interest expense               (1.7)     (1.1)    (1.0)
Gain on sale of building         0.8       -        -
Income (loss) before income    (6.8)     0.1     (6.2)
taxes
Provision for income taxes        -        -        -
Net income (loss)              (6.8)%     0.1%   (6.2)%

The following table reflects the increases and decreases in Company sales for the periods indicated:

                                 52        52        52
                               Weeks     Weeks     Weeks
                                2005      2004      2003

Sales (000's)                  $88,24     $89,35     $91,68
                                   7         7          3

Total sales (decline) growth   (1.2)%    (2.5)%      2.1%
Increase (decrease) in         (4.0)       1.9      11.3
comparable store sales (1)

Store locations:
Existing stores, beginning of     41        42         50
period
Stores closed                      -        (1)       (8)
New   stores  opened   during      -         -          -
period
Total stores, end of period       41         41       42

( The Company considers a store comparable if it has been 1 open for 12 full months and has not changed its square
) footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated.
 Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

     During 2005, total sales decreased 1.2% as compared to a decrease of 2.5% in 2004 and an increase of 2.1% in 2003. No new locations were opened during 2005 or 2004, and no stores were closed in 2005 compared to one store closure in 2004. In September 2005, the Company's sales declined significantly as a result of hurricanes that directly affected its stores in
Louisiana, Mississippi and Texas. During the fourth quarter of 2005, the Company experienced significant sales declines due to a shortage of gift-giving and wear-now apparel. Adequate quantities of this merchandise were not planned or purchased. Additionally, customers did not respond favorably to the 2005 apparel offerings. It is believed that these assortments were too trendy, therefore not appealing to the targeted Harold's age forty customer, and they were too casual in composition. Total Company sales declines were partially offset by an increase in sales in the direct division (catalog and internet) which increased from 1.4% of sales in 2004 to 3.6% of sales in 2005.

      During 2004, total sales decreased 2.5% as compared to an increase of 2.1% in 2003. No new locations were opened during 2004 or 2003, and one store was closed in 2004 compared to eight closings in 2003. Beginning in April 2004, the Company began to significantly reduce its dependence on promotional activities. Despite this strategic change, comparable store sales increased 1.9% during 2004, compared to an increase of 11.3% in 2003. The Company believes the increases experienced in comparable store sales during 2004 and 2003 were primarily attributable to acceptance by customers to the merchandise assortments offered.

      Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's gross margin decreased to 30.7% in 2005 from 35.5% in 2004. The decrease in the Company's gross margin was primarily due to greater markdowns incurred as a percent of sales in order to sell merchandise that was not well received by customers, combined with increased markdowns to sell carryover merchandise from the prior year. During 2004, the Company's gross margin increased to 35.5% from 33.6% in 2003, or 1.9%. The increase in the Company's 2004 gross margin was primarily due to increased rates of selling at full-price requiring fewer needed markdowns.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 32.3% of sales in 2005 compared to 29.7% of sales in 2004. The increase in selling, general and administrative expenses is primarily due to $500,000 of severance to the former Executive Vice President - Trend and Design, increased advertising spending of approximately $700,000 and expenses associated with conducting two additional warehouse sale events. In addition, the Company recorded approximately $551,000 of leasehold improvement write downs principally for store relocations. Selling, general and administrative expenses increased to 29.7% of sales in 2004 compared to 29.4% of sales in 2003. Selling, general and administrative expenses declined in the aggregate by $366,000 but increased slightly as a percent of sales primarily due to transitional costs associated with a new interim chief executive officer.

      In October 2005, the Company closed on the sale of its Norman, Oklahoma office building for cash proceeds of $1.25 million. This sale to Asp Street Investments, LLC, an independent third party, was contingent upon the Company entering into a two-year lease of the first floor of the building from the buyer and the buyer obtaining and approving the final plans for the remodel of the first floor. As a result of the sale, the Company realized a gain in the amount of approximately $850,000. Because this was a sale-leaseback transaction, approximately $721,000 of this amount was recognized in 2005, and the remaining $129,000 was deferred and will be recognized during 2006 and 2007.

     The Company recorded approximately $1,630,000 in restructuring charges during 2003. The restructuring charges of 2003 primarily relate to lease termination costs paid to close eight unprofitable store locations. No restructuring charges were recorded in 2005 or 2004.

      The decrease in depreciation and amortization from 2003 to 2004 can be attributed to significant equipment and software becoming fully depreciated by the end of 2003. Such equipment primarily includes the majority of equipment utilized to operate our distribution center. Additionally, during 2003 the Company closed a total of eight store locations. There was no depreciation at all for these closed store locations in 2004. Since the Company has not been in an expansion mode for several years and only anticipates modest store openings or closings in the foreseeable future, we would expect our depreciation to remain relatively constant going forward as it did when comparing 2004 to 2005.

     Total 2005 interest expense increased approximately $477,000 from 2004 due to higher average interest rates on the Company's outstanding borrowings and higher average outstanding debt balances. The average interest rate on total outstanding debt was 6.53% in 2005, compared to 4.73% in 2004. The average balance on total outstanding debt was $22,272,000 in 2005, compared to $20,663,000 in 2004. The increase in average debt balances resulted principally from lower sales. Total 2004 interest expense increased approximately $100,000 from 2003 due to higher average interest rates on the Company's outstanding borrowings and higher average outstanding debt balances. The average balance on total outstanding debt was $20,663,000 in 2004, compared to $19,433,000 in 2003. Increases to interest expense may occur if the Company's cash flow requires additional borrowed funds and if interest rates continue to rise.

     The Company's effective income tax rate was 0% in 2005, 2004 and 2003. The Company maintains a valuation allowance to fully provide for all remaining deferred tax assets because the Company's history of operating losses makes the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any operating income in the foreseeable future.

Cash Flows

     Cash Flows From Operating Activities. During 2005, net cash provided by operating activities was $2,943,000 as compared to net cash provided by 2004 of $343,000. The increase in cash flows in 2005 are primarily attributed to a decrease in merchandise inventories of $3.5 million and an increase in accounts payable of $1.9 million partially offset by a $6 million increase in the Company's net loss. Inventory declined $3.5 million from 2004 to 2005 due to lower purchases of winter/holiday merchandise during October through December 2005, which created a shortage of gift-giving and wear-now apparel during the holidays and in January 2006. Accounts payable increased $1.9 million from 2004 to 2005 due to higher levels of outstanding checks and increased quantities of in-transit inventories at fiscal year end.

      Cash Flows From Investing Activities. For 2005, net cash used in investing activities was $230,000 as compared to $2,028,000 in 2004. The decrease is primarily attributed to a $1.2 million increase in proceeds from the disposal of property and equipment due to the sale of a building in Norman, Oklahoma. Capital expenditures during 2005 and 2004 were invested principally in remodeling of existing stores and equipment expenditures in existing operations. Capital expenditures were approximately $1.5 million in 2005 and approximately $2.0 million in 2004.

      Cash Flows From Financing Activities. During 2005, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the year (see "Liquidity").

      The Company has a line of credit with its bank. This line had average balances of $20,540,000 and $19,203,000 for 2005 and 2004, respectively. During 2005, this line of credit had a high balance of $22,839,000 and a balance of $17,535,000 as of January 28, 2006. The balance at April 1, 2006 was approximately $23,490,000.

      The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

Liquidity and Capital Resources

     The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                               Year end
                            2005      2004

Working capital (000's)    $(4,00      $518
                               0)
Current ratio               .86:1    1.02:1
Ratio  of working  capital (.11):     .01:1
to total assets                 1
Ratio of long-term debt
(including current         (132.7    2.98:1
maturities) to               2):1
stockholders' equity

       Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity, supplemented in 2005 and prior periods by issuances of preferred stock and extensions of credit through participation in the existing credit facility by the Company's two primary preferred shareholders. In order to preserve cash, the Company's Board of Directors has determined that it will not pay cash dividends on any preferred stock through February 1, 2007. All holders of preferred stock who were previously electing cash dividends have advised the Company of their willingness to accept stock dividends during this period of time. This will provide the Company with cash savings of approximately $1.1 million for 2006. Management anticipates all these sources of liquidity to be adequate for the maintenance of current operating levels for the foreseeable future, but additional liquidity is expected to be needed to support store expansion and remodeling or increases in inventory. Since 2001 the Company has sold $15 million of preferred stock and its two largest investors have participated in an additional $7 million of bank financing with the Company's primary lender. Although the Company's primary investor has indicated a willingness to increase his commitment if needed, there can be no guarantees or assurances that this funding will continue to be available. The Company's capital expenditures budget for 2006 is approximately $2,500,000 to be used for the purchase of fixtures and equipment as well as store remodeling and expansion expenses.

     See Note 6 to the Consolidated Financial Statements for information about restrictions and covenants under the Company's revolving line of credit and Note 8 concerning the terms of the Company's outstanding preferred stock.

Strategy and Liquidity Update

      As reflected in the accompanying financial statements, the Company reported a net loss of $6 million in 2005, a profit of $95,000 in 2004, and a loss of $5.7 million in 2003. In light of the inconsistent financial performance, the Company has highlighted the following key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     The  Company  has experienced decreases in comparable  store sales  since  third  quarter of 2005.  The Company  believes  the
causes   that   contributed   to  this  disappointing   financial
performance include the following:

     - A decision was made in early 2005 to alter the timing and quantity of fall, winter and holiday receipts. This resulted in the Company not offering adequate quantities of gift-giving or wear-now apparel during the latter part of 2005 and early 2006.
     - In September 2005, the Company experienced significant sales declines largely due to hurricanes that directly affected stores in Mississippi, Louisiana and Texas.
     -   The   merchandise  assortments  offered  to   customers,
     particularly in late 2005 and early 2006 were not consistently well received by customers. It is believed that these assortments were too trendy, therefore not appealing to the targeted Harold's age forty customer, and they were too casual in composition.

     Clark Hinkley, the Company's former Chief Executive Officer who retired in 2003, has returned to assist in the product development areas on an interim basis, as the Company searches for a new Chief Merchandising Officer to replace Rebecca Powell Casey, former Executive Vice President - Trend and Design, who resigned from the Company in January 2006. During Mr. Hinkley's tenure, the Company returned to classically-inspired, brand appropriate merchandise which resulted in some of the best sales performance the Company has experienced in recent years. In light of these sales successes, the Board of Directors asked Mr. Hinkley to return to the Company as a consultant during this transitional period.

     Commencing with the mid-2006 deliveries, the Company has placed more emphasis on offering brand appropriate, classic apparel for which Harold's is best known. Additionally, the
Company has developed plans to correct for 2006 the issues surrounding the lack of gift-giving and wear-now apparel that were experienced during 2005 and has re-addressed its merchandising approach to the holiday season. This includes merchandise being received into stores approximately every 30 days and providing customers with a brand-appropriate selection of holiday apparel, both for self-purchase and gift giving.

     In January 2006, the Company amended the credit facility with its primarily lender, Wells Fargo Retail Finance II, LLC ("WFRF"). In conjunction with this negotiation, an additional $3 million of funding was received from the Company's principal investors to be utilized to enhance working capital and support planned capital expenditures. Additionally, the bank extended the lending facility by three years, to February 2010, and reduced the required covenant for daily excess availability from $1.35 million to $1.0 million. See Note 6 to the Consolidated Financial Statements for further information on the amendment. In order to preserve cash, the Company's Board of Directors has determined that it will not pay cash dividends on any series of outstanding preferred stock through February 1, 2007 unless all holders of preferred stock who were previously electing cash dividends elect to receive stock dividends during this period of time. If all holders of preferred stock do not make a stock dividend election for this period, dividends will accumulate and be paid when and if the Board of Directors determines. This action will provide the Company with cash savings of approximately $1.1 million for 2006.

     During 2006 the Company will, as outlined below, enhance its real estate portfolio through strategic store relocations and new store openings in markets, similar to those that have historically proven to be successful. Stores in Greenville, SC, Charlotte, NC, and Atlanta, GA, are being relocated to improved locations, and new stores will be opened in Montgomery, AL, and Little Rock, AR. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

     If   the   Company  can  properly  execute  the  merchandise
initiatives as outlined above, this should result in improvements in its operating performance for 2006.

Seasonality

      The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2005, approximately 50% of the Company's sales occurred during the third and fourth quarters as did 62% of the Company's cumulative net loss applicable to common stockholders. Approximately $551,000 of costs were recorded in the fourth quarter related to the write-down of leasehold improvements and approximately $500,000 of severance costs were also recorded in the fourth quarter. The operating losses in third and fourth quarters of 2005 were exacerbated by sales issues, specifically hurricanes in the third quarter and a lack of gift-giving and wear-now apparel in the fourth quarter. See Item 7 Management's Discussion and Analysis for further discussion.

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

Critical Accounting Policies

      The Company believes the following are its most significant accounting policies which are important in determining the reporting of transactions and events:

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

     In 2005, approximately 33% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $6,341,000 at January 28, 2006. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from its estimate.

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

      Sales from store locations represented 96% of the Company's total sales for 2005. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about four percent of the total sales during 2005. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based
Payment" ("SFAS No. 123(R)") which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). For a public company that does not file as a small business issuer, SFAS No. 123(R) must be adopted as of the beginning of its first fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB No. 25 and, as such, generally recognize no compensation cost for employee stock options.
     SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or
(b) prior interim periods of the year of adoption.

     We have elected to utilize the modified prospective application method for transition under SFAS No. 123(R). The pro-forma disclosure under SFAS No. 123 in the footnotes to our consolidated financial statements under Stock-Based Compensation for periods prior to Fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. Our Board of Directors approved the acceleration of the vesting schedule for these options to avoid the recognition of compensation expense in our future financial statements relating to these stock options. We estimate that the Fiscal 2006 impact to diluted earnings per share resulting from recording compensation expense related to stock options will be immaterial. The potential impact of adopting SFAS No. 123(R) on our Fiscal 2006 results of operations and earnings per share is dependent on several factors including the number of options granted in Fiscal 2006, the fair value of those options which will be determined at the date of grant, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.

     FASB Staff Position No. 123(R)-4 ("FSP No. 123(R)-4"), "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event" was issued in February 2006. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of that Statement. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. We have evaluated the impact of FSP No. 123(R)-4 and do not expect it will impact our accounting under SFAS No. 123(R).

     FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)" was issued in March 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We adopted FIN 47 in the fourth quarter of 2005 and there was no effect on our consolidated financial statements.

     In   May  2005,  the  FASB  issued  Statement  of  Financial
Accounting Standard No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). This Statement defines the accounting for and reporting of a change in accounting principle. SFAS 154 will be effective for the Company beginning in 2006. The implementation of SFAS 154 is not expected to have an impact on the Company's financial condition or results of operations.

     In October 2005, the FASB issued Statement of Financial Accounting Standards Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period," ("SFAS SP 13-
1").   This Statement requires that rental costs associated  with ground  or building operating leases that are incurred  during  a
construction  period shall be recognized as renal  expense.   The
rental   costs  shall  be  included  in  income  from  continuing
operations.   SFAS  SP  13-1 will be effective  for  the  Company
beginning in 2006. However, the Company previously corrected its calculation of straight-line rent expense to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed. The implementation of SFAS SP13-1 is not expected to have an impact on the Company's financial condition or results of operations.

Commitments

      The following table reflects certain of the Company's commitments as of January 28, 2006.

                       Payments due by Period (In Thousands)
                               Less                       More
                               than                       than
   Contractual       Total    1 year    1-3      3-5     5 years
   Obligations                         years    years
Long-term debt       $18,84   $17,64 (      $        $        $
                          6        7 1    121      139      939
                                     )
Store leases (2)     27,614    6,030   10,920    6,115    4,549
Operating leases      5,360    1,035    1,981    1,753      591
(other than
stores)
Purchase                655      486       69       50       50
obligations (3)
Estimated interest   16,393    2,217    4,446    4,465    5,265
payments

Total                $68,86   $27,41   $17,53   $12,52   $11,39
                          8        5        7        2        4

(1)  The  expiration  of  the  Company's  loan  agreement,  which
represents  the  overwhelming  majority  of  this  amount,   is
February  5,  2010.  It is unlikely such debt  will  be  repaid
within  one  year.   See  Note 6 to the Consolidated  Financial
Statements for further information.
(2)  Store  leases  are  based on minimum  rents  exclusive  of percentage  rent  based  on sales which could  increase  rental expense.
(3) Purchase obligations are comprised mainly of an agreement to purchase a new point-of-sale system, a consulting agreement
with   the  Chairman  Emeritus  of  the  Company  and  software
maintenance agreements.

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

Related Party Matters

     The Company leases its Norman, Oklahoma retail and outlet stores from a limited partnership whose partners include Rebecca Powell Casey, a director of the Company, and certain of her family members. The store lease terms in 2005, 2004 and 2003, provided for annual base rental payments and percentage rent equal to four percent of sales plus insurance, utilities, and property taxes. During the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the total of such rent for the stores was approximately $216,000, $246,000, and $214,000, respectively. The term of the retail space lease is twelve years commencing June 4, 1996. In addition, through October 2005 the Company leased its distribution center facility from this same limited partnership. The distribution center was sold in October 2005 to an unrelated party. The term of the distribution center lease is sixteen years commencing July 1, 1996, with increasing annual rental payments on a fixed scale which has a maximum annual rental up to $419,951 during the final year of the lease. The lease also provides for payments to the partnership for insurance, utilities and property taxes. The Company leases its corporate headquarters location from a limited partnership whose partners include W. Howard Lester, a director of the Company and the above referenced partnership. The lease, which was amended in 2003, expires September, 2010 with monthly rent payments of $26,490, plus insurance, utilities and property taxes until November, 2005 at which time monthly rent will be $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. These leases have been approved by all independent directors as being on terms at or below available competitive market renewal rates.

      The Company utilizes the services of Ronus Properties' employees for real estate negotiations and lease administration assistance. Ronus Properties is an entity wholly owned by Ronald de Waal, the Company's largest and controlling shareholder. Beginning in June 2005, the Company currently compensates a Ronus Properties' employee, who effectively serves as the head of real estate, $48,000 per year and provides her with a discount on clothing purchases. Since the Company does not need a full-time director of real estate, this is less than the Company would pay to hire a full-time person.

      See Note 8 to the Consolidated Financial Statements for information concerning the purchase of preferred stock by certain members of the Company's Board of Directors.

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

Interest Rate

      At January 28, 2006, the Company had debt outstanding of approximately $18.8 million. Of this amount, $1.3 million bears interest at a weighted average fixed rate of 6.72%. The remaining $17.5 million bears interest at a variable rate, which averaged approximately 6.57% during 2005. A 10% increase in short-term interest rates on the variable rate debt outstanding at January 28, 2006 would approximate 65 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $113,000 assuming borrowed amounts remain outstanding.

      The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

      The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

                       Expected Maturity
                         (In thousands)

                  2006   2007   2008   2009   2010 Thereaf Total
                                                    ter

Long-term debt:
Variable Rate     $17,53      $      $      $      $       $  $17,53
(1)                  5      -      -      -      -      -      5
Weighted
Average          6.57%      -      -      -      -      -
Interest Rate

Fixed Rate            $      $      $      $       $       $      $
                   112     58     62     67     72    940  1,311
Weighted
Average          6.72%  6.72%  6.72%  6.72%  6.72%  6.72%
Interest Rate
(1) The expiration of the Company's loan agreement is February 5,
2010.   It is unlikely such debt will be repaid within one year.
See Note 6 to the Consolidated Financial Statements for further information.

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

      The Company had no foreign exchange instruments outstanding at January 28, 2006; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2005, 2004 or 2003.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See   the   Consolidated  Financial  Statements   included
immediately following the Exhibit Index to this Report.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

      As previously disclosed, the Company became aware in September 2005 that the Company's Interim Chief Executive Officer, Leonard Snyder, had been named as a defendant in an SEC civil action related to another company that previously employed Mr. Snyder as its Chief Executive Officer. The Company advised its independent auditors at the time, Ernst & Young LLP ("E&Y"), of this proceeding. E&Y advised the Company's Audit Committee that E&Y was unwilling to accept a management representation letter required to be signed by the Company's Chief Executive Officer if Mr. Snyder remained as Chief Executive Officer. The Audit Committee and the Board were aware of this position at the time the Board made the decision to retain Mr. Snyder as the Company's Interim Chief Executive Officer. As a result of this disagreement, E&Y resigned as the Company's independent auditor effective September 16, 2005. The Company's Audit Committee subsequently engaged BDO Seidman, LLP as the Company's independent auditor effective October 29, 2005. Mr. Snyder and his counsel have periodically provided updates to the Board of Directors and BDO Seidman, LLP as to the status of the SEC's civil action. Based upon the reports provided, BDO Seidman, LLP has accepted Mr. Snyder's signature on management representation letters.

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

ITEM 9B.  OTHER INFORMATION

     None.

                            PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2006 Annual Meeting of Stockholders (the "Proxy Statement") and is
incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after January 28, 2006.

      The Company has a Code of Business Conduct and Ethics that applies to all Harold's associates including its Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer. A copy of the Code of Business Conduct and Ethics is available on the Company's website at www.harolds.com.

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

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated  Balance  Sheets as  of  January  28,  2006  and
  January 29, 2005
    Consolidated Statements of Operations for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
    Consolidated Statements of Stockholders' Deficit for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
    Consolidated Statements of Cash Flows for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
   Notes to Consolidated Financial Statements

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

                    HAROLD'S STORES, INC.

Date:  April 28,    /s/ Leonard Snyder
2006
                    Leonard Snyder
                    Interim Chief
                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

    Signature                 Title              Date

/s/ Leonard Snyder    Interim Chief             April 28,
                     Executive Officer and       2006
                     Director
Leonard Snyder        (Principal Executive
                     Officer)

/s/ William E.        Non-Executive Chairman    April 28,
Haslam                of the Board                2006
William E. Haslam     and Director

/s/ Jodi L. Taylor    Chief Financial           April 28,
                     Officer and Secretary       2006
Jodi L. Taylor        (Principal Financial
                     and Accounting
                     Officer)

/s/ Rebecca P.        Director                  April 28,
Casey                                            2006
Rebecca P. Casey

/s/ Clark J.          Director                  April 28,
Hinkley                                          2006
Clark J. Hinkley

/s/ James D.          Director                  April 28,
Abrams                                           2006
James D. Abrams

/s/ Robert L.         Director                  April 28,
Anderson                                         2006
Robert L. Anderson

/s/ Margaret A.       Director                  April 28,
Gilliam                                          2006
Margaret A.
Gilliam

/s/ W. Howard         Director                  April 28,
Lester                                           2006
W. Howard Lester
             Harold's Stores, Inc. and Subsidiaries
         Consolidated Financial Statements and Schedule January 28, 2006, January 29, 2005 and January 31, 2004
  (With Independent Registered Public Accounting Firm's Report
                            Thereon)
       MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

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

The Audit Committee of the Board of Directors of Harold's Stores, Inc. has engaged BDO Seidman LLP, an independent registered public accounting firm, to conduct an audit of the 2005 consolidated financial statements. Their report is included on the following page.



/s/ Leonard Snyder
Leonard Snyder
Chief Executive Officer

/s/ Jodi L. Taylor
Jodi L. Taylor
Chief Financial Officer


     Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Harold's Stores, Inc.

We have audited the accompanying consolidated balance sheet of Harold's Stores, Inc. and subsidiaries (the "Company") as of January 28, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for 52 week period ended January 28, 2006. We have also audited the schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006, and the results of its operations and its cash flows for the 52 week period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.



                               /s/ BDO Seidman, LLP
                               BDO Seidman, LLP


Dallas, Texas
March 8, 2006
     Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Harold's Stores, Inc.

We have audited the accompanying consolidated balance sheet of Harold's Stores, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended January 29, 2005. Our audits also included the financial statement schedule for the 52 weeks ended January 29, 2005 and January 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harold's Stores, Inc. and subsidiaries as of January 29, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the 52 weeks ended January 29, 2005 and January 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                               /s/ Ernst and Young LLP
                               Ernst and Young LLP


Oklahoma City, Oklahoma
April 20, 2005

        HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                    (In Thousands)

                                     Januar     Januar
                                      y 28,     y 29,
                                      2006       2005
ASSETS:

Current assets:
 Cash and cash equivalents                $         $
                                        636       674
Trade accounts receivable, less
allowance for doubtful accounts of    6,343     7,343
$138 as of January 28, 2006 and $200
as of January 29, 2005
 Note and other receivables             157       125
 Merchandise inventories              16,65     20,12
                                          7         3
 Prepaid expenses                     1,146     1,254

  Total current assets                24,93     29,51
                                          9         9

Property and equipment, at cost       41,67     44,21
                                          0         1
Less accumulated depreciation and    (31,39     (30,66
amortization                             4)         5)

 Net property and equipment           10,27     13,54
                                          6         6

  Total assets                            $         $
                                      35,21     43,06
                                          5         5




































 The accompanying notes are an integral part of the consolidated financial statements.

        HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
          (In Thousands, Except Share Data)

                                     Januar     Januar
                                      y 28,     y 29,
                                      2006       2005
LIABILITIES     AND    STOCKHOLDERS'
DEFICIT:

Current liabilities:
 Accounts payable                         $         $
                                      9,013     7,116
 Redeemable gift certificates         1,105     1,130
 Accrued payroll expenses and           747       613
bonuses
 Accrued rent expense                   353       184
 Deferred gain on sale of building       74         -
 Current maturities of long-term     17,647     19,958
debt

  Total current liabilities          28,939     29,001

Accrued rent expense, net of current  5,164     6,587
Deferred gain, net of current            55         -
portion
Long-term debt, net of current        1,199       580
maturities

  Total long-term liabilities         6,418     7,167

  Total liabilities                  35,357     36,168

Commitments and contingent
liabilities (Notes 9, 11 and 13)

Convertible preferred stock of $.01
par value
Amended  Series  2001-A,  authorized
500,000    shares,    issued     and
outstanding  341,296 as  of  January  6,826     6,725
28,  2006 and 336,231 as of  January
29, 2005

Series  2002-A,  authorized  300,000
shares,   issued   and   outstanding  4,548     4,340
227,372  as of January 28, 2006  and
217,732 as of January 29, 2005

Series  2003-A,  authorized  100,000
shares,   issued   and   outstanding  5,567     5,426
55,673  as of January 28,  2006  and
54,514 as of January 29, 2005

Series  2006-A,  authorized  100,000      -         -
shares, none issued

Amended  2001-A and 2002-A  entitled
to  $20.00 per share, and 2003-A and
2006-A   entitled  to  $100.00   per
share, in each case plus accrued but
unpaid dividends in liquidation

Stockholders' deficit:

Common stock of $.01 par value
 Authorized 25,000,000 shares;
   issued and outstanding                62        62
   6,223,508 as of January 28,
   2006 and 6,222,308 as of
   January 29, 2005
 Additional paid-in capital          34,469     34,468
 Accumulated deficit                 (51,612     (44,122
                                          )          )
                                        (17,081     (9,592)
                                          )
Less:  Treasury stock of 205 shares as
of January 28, 2006 and as of           (2)        (2)
January 29, 2005 recorded at cost

  Total stockholders' deficit        (17,083     (9,594)
                                          )

Total liabilities and stockholders'  $35,21     $43,06
deficit                                   5         5


 The accompanying notes are an integral part of the consolidated financial statements.

          HAROLD'S STORES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands, Except Share Data)

                                 52        52         52
                               Weeks      Weeks     Weeks
                               Ended      Ended     Ended
                               Januar    January    January
                               y 28,       29,       31,
                                2006      2005       2004

Sales                          $88,247    $89,357    $91,683

Cost of goods sold (including
occupancy and central buying
expenses, exclusive of items   61,188     57,643    60,915
shown separately below)

Gross margin                   27,059     31,714    30,768

Selling,     general      and  28,509     26,564    26,930
administrative expenses

Restructuring charges               -          -     1,630

Depreciation and amortization   3,795      4,076     7,000

Operating income (loss)        (5,245)     1,074    (4,792)

Interest expense                1,456        979       879

Gain on sale of building         (721)         -         -

                                  735        979       879

Income (loss) before income     (5,980)        95    (5,671)
taxes

Provision for income taxes          -          -         -

Net income (loss)                    $         $    $(5,671
                               (5,980)        95          )

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS:

Net income (loss)                    $         $    $(5,671
                               (5,980)        95          )

Less:  Preferred stock
dividends and accretion of      1,510      1,501     1,306
preferred stock issuance
costs

Net loss applicable to common        $   $(1,406    $(6,977
stockholders                   (7,490)         )          )

Net loss per common share:
Basic                                $         $          $
                                (1.20)    (0.23)     (1.14)
Diluted                              $         $          $
                                (1.20)    (0.23)     (1.14)

Weighted average number of      6,223,5    6,217,6    6,114,2
common shares                      08         29        02

Weighted average number of
common shares assuming         6,223,5    6,217,6    6,114,2
dilution                           08         29        02



      The accompanying notes are an integral part of these consolidated financial statements.

            HAROLD'S STORES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    (Dollars in Thousands)

                                     52        52         52
                                   Weeks      Weeks     Weeks
                                   Ended      Ended     Ended
                                   Januar    January    January
                                   y 28,       29,       31,
                                    2006      2005       2004
Common stock:

Balance (net of treasury shares),       $         $          $
beginning of year                      60        60         59

Stock bonuses issued, no shares
in 2005, 16 shares in 2004, no          -         0          -
shares in 2003

Stock options exercised, 1,200
shares in 2005, 13,350 shares in        0          0         1
2004, 109,439 shares in 2003

Balance (net of treasury shares),       $          $         $
end of year                            60         60        60

Additional paid-in capital:

Balance, beginning of year              $         $          $
                                   34,468    34,449     34,224

Stock bonuses                           -          -         -

Stock options exercised                 1        19        225

Balance, end of year                    $         $          $
                                   34,469    34,468     34,449

Accumulated deficit:

Balance, beginning of year              $          $         $
                                  (44,122    (42,716    (35,739
                                        )          )         )

Net income (loss)                  (5,980)        95     (5,671)

Preferred stock dividends and      (1,510)    (1,501)    (1,306)
accretion

Balance, end of year                    $          $         $
                                  (51,612    (44,122    (42,716
                                        )          )         )



















      The accompanying notes are an integral part of these consolidated financial statements.

           HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)

                                    52        52         52
                                  Weeks      Weeks     Weeks
                                  Ended      Ended     Ended
                                  Januar    January    January
                                  y 28,       29,       31,
                                   2006      2005       2004
Cash flows from operating
activities:
Net income (loss)                      $         $          $
                                 (5,980)        95     (5,671)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization      3,795     4,076      7,000
Gain on sale of assets             (754)       (67)      (12)
Losses on impaired assets            551         -          -
Changes in assets and
liabilities:
Decrease (increase) in trade and      876      (174)     (658)
other receivables
Decrease (increase) in             3,466    (2,410)     2,917
merchandise inventories
Decrease (increase) in prepaid       108      (124)       830
expenses
Increase (decrease) in accounts    1,897      (268)    (3,047)
payable
Decrease in accrued expenses      (1,016)      (785)    (3,250)
Net cash provided by (used in)     2,943       343     (1,891)
operating activities

Cash flows from investing
activities:
Acquisition of property and       (1,595)    (2,030)    (1,704)
equipment
Proceeds from disposal of          1,273        67         77
property and equipment
Issuance of notes receivable         (6)      (102)         -
Payments received for note            98        37         13
receivable
Net cash used in investing         (230)    (2,028)    (1,614)
activities

Cash flows from financing
activities:
Borrowings on long-term debt       1,300         -          -
Payments of long-term debt        (1,350)      (272)    (1,291)
Advances on revolving line of     97,058    100,53     102,15
credit                                           2          5
Payments on revolving line of     (98,700    (97,975    (101,62
credit                                 )          )        7)
Proceeds from the issuance of          1        18        226
common stock
Proceeds from the issuance of          -          -     4,939
preferred stock
Preferred stock dividends         (1,060)    (1,062)     (809)
Net cash (used in) provided by    (2,751)     1,241      3,593
financing activities

Net (decrease) increase in cash     (38)      (444)        88
and cash equivalents
Cash and cash equivalents at         674     1,118      1,030
beginning of year
Cash and cash equivalents at end       $         $          $
of year                              636       674      1,118

Supplemental disclosure of cash
flow information:
Cash paid during the year for:
Income taxes                           $          $         $
                                      72         44        40

Interest                               $          $         $
                                   1,149      1,096       778

Non-cash investing and financing
activities:
Preferred stock dividends accrued       $         $          $
                                     410       378        426







      The accompanying notes are an integral part of these
               consolidated financial statements.
             HAROLD'S STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Entity

       Harold's Stores, Inc., an Oklahoma corporation (the "Company"), operates a 41-store chain of classically inspired ladies and men's specialty apparel stores. The Company offers its merchandise in stores primarily across the South and Southwest. Merchandise is also offered over the internet at
www.harolds.com and via a direct mail catalog. The Company creates the majority of its product assortment through its private label program. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer.

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

Definition of Fiscal Year

      The Company has a 52-53 week year that ends on the Saturday closest to January 31. Years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005, January 31, 2004,
respectively.   The years 2005, 2004 and 2003 each comprised  52-
week years.

Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based
Payment" ("SFAS No. 123(R)") which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). For a public company that does not file as a small business issuer, SFAS No. 123(R) must be adopted as of the beginning of its first fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB No. 25 and, as such, generally recognize no compensation cost for employee stock options.

     SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or
     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or
       (b) prior interim periods of the year of adoption.

     We have elected to utilize the modified prospective application method for transition under SFAS No. 123(R). The pro-forma disclosure under SFAS No. 123 in the footnotes to our consolidated financial statements under Stock-Based Compensation for periods prior to Fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. Our Board of Directors approved the acceleration of the vesting schedule for these options to avoid the recognition of compensation expense in our future financial statements relating to these stock options. We estimate that the Fiscal 2006 impact to diluted earnings per share resulting from recording compensation expense related to stock options will be immaterial. The potential impact of adopting SFAS No. 123(R) on our Fiscal 2006 results of operations and earnings per share is dependent on several factors including the number of options granted in Fiscal 2006, the fair value of those options which will be determined at the date of grant, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions as to these factors and the actual impact may differ if actual results vary from the assumptions.

     FASB Staff Position No. 123(R)-4 ("FSP No. 123(R)-4"), "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event" was issued in February 2006. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of that Statement. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. We have evaluated the impact of FSP No. 123(R)-4 and do not expect it will impact our accounting under SFAS No. 123(R).

     FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)" was issued in March 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We adopted FIN 47 in the fourth quarter of 2005 and there was no effect on our consolidated financial statements.

     In   May  2005,  the  FASB  issued  Statement  of  Financial
Accounting Standard No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). This Statement defines the accounting for and reporting of a change in accounting principle. SFAS 154 will be effective for the Company beginning in 2006. The implementation of SFAS 154 is not expected to have an impact on the Company's financial condition or results of operations.

     In October 2005, the FASB issued Statement of Financial Accounting Standards Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period," ("SFAS SP 13-
1").   This Statement requires that rental costs associated  with ground  or building operating leases that are incurred  during  a
construction  period shall be recognized as renal  expense.   The
rental   costs  shall  be  included  in  income  from  continuing
operations.   SFAS  SP  13-1 will be effective  for  the  Company
beginning in 2006. However, the Company previously corrected its calculation of straight-line rent expense to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed. The implementation of SFAS SP13-1 is not expected to have an impact on the Company's financial condition or results of operations.

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

Accounts Receivable and Finance Charges

     Trade accounts receivable primarily represents the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when applied to the customers' statements. Minimum monthly payments are required and are generally equal to ten percent of the outstanding balance. The average liquidation rate at January 28, 2006 was approximately
2.58 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $1,132,000, $1,142,000, and $1,140,000, in 2005, 2004, and 2003,
respectively.

Allowances for doubtful accounts are established based upon historical losses and increased as necessary to cover specific items. Receivables determined to be uncollectible are written off as a charge to the allowance. Recoveries of previously written off amounts are added back to the allowance. Charge-offs related to these accounts were approximately $156,000, $253,000 and $221,000 during 2005, 2004 and 2003, respectively.

Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Manufacturing inventories of raw materials, work-in-process and in-transit items are valued at the lower of cost (first-in, first-out method) or market, and approximate $2,921,000 and $3,570,000 at January 28, 2006 and January 29, 2005, respectively. Physical inventory counts are performed twice each year using a third party, and estimates are made for shortages between the date of the physical inventory count and the balance sheet. Management evaluates any obsolete or slow-moving inventory and records any required markdowns.

Stock Options

     The Company follows the intrinsic value method of accounting for common stock options granted to employees, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

      Had the Company elected to recognize compensation expense based on the fair value of the stock options granted as of their grant date, the Company's 2005, 2004 and 2003 pro forma net loss and pro forma net loss per share would have differed from the amounts actually reported as shown in the table below. The pro forma amounts shown reflect only options granted in 1995 through 2005. Therefore, the full impact of calculating compensation cost for stock options based on their fair value is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 29, 1995 is not considered.

                                        Year Ended
                                  Januar  January  January
                                  y 28,    31,      31,
                                  2006     2004    2004
                                  (In thousands, except
                                     per share data)

Net loss applicable to common      $(7,49   $(1,40   $(6,97
stockholders, as reported            0)       6)       7)

Add:
Stock-based employee
compensation expense included         -       -        -
in reported net loss

Deduct:
Stock-based employee
compensation expense determined     439     375      460
under fair value method for all
awards

Pro forma net loss applicable     (7,929   $(1,78   $(7,43
to common stockholders                )       1)       7)

Net loss per common share:
Basic, as reported                 $(1.20   $(0.23   $(1.14
                                      )        )        )
Basic, pro forma                   $(1.27   $(0.29   $(1.22
                                      )        )        )

Diluted, as reported               $(1.20   $(0.23   $(1.14
                                      )        )        )
Diluted, pro forma                 $(1.27   $(0.29   $(1.22
                                      )        )        )

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

Revenue Recognition

      Sales from store locations represented 96% of the Company's total sales for 2005. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about four percent of the total sales during 2005. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Advertising

     During 2005, 2004 and 2003, the Company incurred approximately $5,035,000, $4,313,000, and $4,190,000, respectively, in advertising expenses. Advertising expenditures related principally to small publications mailed to the Company's database of active customers are expensed at the time of mailing to the customer.

Depreciation, Amortization and Maintenance and Repairs

     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the respective leases, including reasonably assured renewal periods, or the expected life of the improvements. The following are the estimated useful lives used to compute depreciation and amortization:

                  Buildings                   30 years
                  Leasehold improvements    5-10 years
                  Furniture and equipment    4-7 years
                  Software and related costs   3 years

      Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized. During 2005, 2004 and 2003, the Company recorded approximately $3,795,000, $4,076,000, and $7,000,000, respectively, of depreciation and amortization expense.

Computer Software Costs

       For  2005,  2004  and  2003,  software  related  costs  of approximately  $52,000, $70,000 and $55,000,  respectively,  were
capitalized.   These costs are amortized over  the  life  of  the
related software.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company maintains a valuation allowance to fully provide for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. As of January 28, 2006, the Company's valuation allowance was equal to 100% of its deferred tax assets. See Note 7 to the Consolidated Financial Statements for additional discussion.

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

      The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the periods indicated:

                                        2005     2004     2003
                                         (In thousands, except
                                            per share data)

Net loss applicable to common           $(7,49    $(1,40    $(6,97
stockholders, basic and diluted            0)       6)       7)

Weighted average number of common       6,223    6,218    6,114
shares outstanding - basic
Dilutive effect of potential common
shares issuable upon                        -        -        -
     exercise of employee stock
options
Weighted average number of common       6,223    6,218    6,114
shares outstanding - diluted

Net loss per share:
     Basic                              $(1.20    $(0.23    $(1.14
                                            )        )        )
     Diluted                            $(1.20    $(0.23    $(1.14
                                            )        )        )

      Options  to  purchase  1,615,960, 1,606,313  and  1,680,084 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of common shares and their inclusion would result in anti-dilution. The options expire through the year 2015.

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

Self Insurance

      The Company is self insured for certain losses related to employees' medical and dental benefits. Costs for self-insurance claims filed and claims incurred but not reported are accrued based on known claims and historical experience. Management believes it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount  of  an  asset may not be recoverable.  Recoverability  of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2005, included in selling, general and administrative expenses, the Company recorded approximately $551,000 of leasehold improvement write downs for store locations that have reported ongoing losses.

2.   Strategy and Liquidity Update

      As reflected in the accompanying financial statements, the Company reported a net loss of $6 million in 2005, a profit of $95,000 in 2004, and a loss of $5.7 million in 2003. In light of the inconsistent financial performance, the Company has highlighted the following key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     The  Company  has experienced decreases in comparable  store sales  since  third  quarter of 2005.  The Company  believes  the
causes   that   contributed   to  this  disappointing   financial
performance include the following:

     - A decision was made in early 2005 to alter the timing and quantity of fall, winter and holiday receipts. This resulted in the Company not offering adequate quantities of gift-giving or wear-now apparel during the latter part of 2005.
     - In September 2005, the Company experienced significant sales declines largely due to hurricanes that directly affected stores in Mississippi, Louisiana and Texas.
     - The merchandise assortments offered to customers, particularly in late 2005 were not consistently well received by customers. It is believed that these assortments were too trendy, therefore not appealing to the targeted Harold's age forty customer, and they were too casual in composition.

     Clark Hinkley, the Company's former Chief Executive Officer who retired in 2003, has returned to assist in the product development areas on an interim basis, as the Company searches for a new Chief Merchandising Officer to replace Rebecca Powell Casey, former Executive Vice President - Trend and Design, who resigned from the Company in January 2006. During Mr. Hinkley's tenure, the Company returned to classically-inspired, brand appropriate merchandise which resulted in some of the best sales performance the Company has experienced for many years. In light of these sales successes, the Board of Directors asked Mr. Hinkley to return to the Company as a consultant during this transitional period.

     Commencing with the mid-2006 deliveries, the Company has placed more emphasis on offering brand appropriate, classic apparel for which Harold's is best known. Additionally, the
Company has developed plans to correct for 2006 the issues surrounding the lack of gift-giving and wear-now apparel that were experienced during 2005 and has re-addressed its merchandising approach to the holiday season. This includes merchandise being received into stores approximately every 30 days and providing customers with a brand-appropriate selection of holiday apparel, both for self-purchase and gift giving.

     In January 2006, the Company amended the credit facility with it's primarily lender, Wells Fargo Retail Finance II, LLC ("WFRF"). In conjunction with this negotiation, an additional $3 million of funding was received from the Company's principal investors to be utilized to enhance working capital and support planned capital expenditures. Additionally, the bank extended the lending facility by three years, to February 2010, and reduced the required covenant for daily excess availability from $1.35 million to $1.0 million. See Note 6 to the Consolidated Financial Statements for further information on the amendment. In order to preserve cash, the Company's Board of Directors has determined that it will not pay cash dividends on any series of outstanding preferred stock through February 1, 2007 unless all holders of preferred stock who were previously electing cash dividends elect to receive stock dividends during this period of time. If all holders of preferred stock do not make a stock dividend election for this period, dividends will accumulate and be paid when and if the Board of Directors determines. This action will provide the Company with cash savings of approximately $1.1 million for 2006.

     During 2006, the Company will enhance its real estate portfolio through strategic store relocations and new store openings in markets, similar to those that have historically proven to be successful. Stores in Greenville, SC, Charlotte, NC, and Atlanta, GA, are being relocated to improved locations, and new stores will be opened in Montgomery, AL, and Little Rock, AR. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

     The Company believes that the plans in place for 2006 should result in improvements in its operating performance.

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

4.   Note Receivable

      On April 2, 2002, the Company sold its only restaurant accepting a promissory note in return in the principal amount of $80,000. Interest income is netted against selling, general and administrative expenses and was $3,000, $4,000 and $4,000 during 2005, 2004 and 2003. The balance of this note at January 28, 2006 and January 29, 2005 was approximately $23,000 and $41,000, respectively.

5.   Property and Equipment

      Property and equipment at January 28, 2006 and January  29,
2005 consisted of the following:

                        2005     2004
                       (in thousands)

Land                        $        $
                          631      631
Buildings                 881    3,039
Leasehold improvements 24,351    25,624
Furniture and          15,807    14,917
equipment
                       $41,67    $44,21
                            0        1

6.   Long-Term Debt

     Long-term  debt  at January 28, 2006 and  January  29,  2005 consisted of the following:

                                     2005     2004
                                     (in thousands)

Borrowings under line of credit with
a     maximum    availability     of
$22,000,000, bearing interest  at  a
weighted-average    variable    rate     $       $
(6.57%  at January 28, 2006) payable 17,53    19,17
monthly,  due February  2010.   This     5       8
line   of   credit  is  secured   by
substantially  all  assets  of   the
Company.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate    (6.85%)   due   in   monthly 1,253       -
installments   of   principal    and
interest  of approximately  $12,000,
with  final  payment  due  February,
2012.

Capital lease obligation, secured by
computer equipment, bearing interest
at  a  fixed  rate  (4.00%)  due  in
quarterly  installments of principal    36       -
and    interest   of   approximately
$12,000,  with  final  payment   due
August, 2006.

Capital lease obligation, secured by
computer equipment, bearing interest
at  a  fixed  rate  (4.00%)  due  in
quarterly  installments of principal    22       -
and    interest   of   approximately
$8,000,   with  final  payment   due
October, 2006.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate   (8.34%),   due   in   monthly     -     663
installments   of   principal    and
interest  of approximately  $11,000,
with final payment due June, 2011.

Note     payable    to     financial
institution, secured by building and
land,  bearing interest at  a  fixed
rate    (4.25%)   due   in   monthly     -     670
installments   of   principal    and
interest  of  approximately  $9,000,
with  final  payment  due  December,
2005.

Capital lease obligation, secured by
computer equipment, bearing interest
at  a  fixed  rate  (8.00%)  due  in
quarterly  installments of principal     -      27
and    interest   of   approximately
$9,000,   with  final  payment   due
September, 2005.

Total debt                           18,84    20,53
                                         6       8

 Less  current maturities  of  long- 17,64    19,95
term debt                                7       8

Long-term   debt,  net  of   current     $       $
maturities                           1,199     580

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2005. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at January 28, 2006 was $17,535,000 which includes the $7 million outstanding under the bridge facility discussed below. At January 28, 2006 the Company's availability under the WFRF line of credit was approximately $3.5 million above the minimum availability requirement of $1.0 million and the average interest rate on the credit line was 6.57%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de
Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company.

     In order to achieve additional liquidity, on January 24, 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. Messrs. de Waal and Lester are both significant beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment, assuming this conversion feature is approved by the Company's shareholders at its 2006 annual meeting of shareholders. Additionally, the Company will pay an additional 4% fee per annum on the outstanding new participation amount up to $3 million, commencing immediately. This fee is in addition to the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

     In connection with the foregoing transactions, the Company and RonHow agreed upon a new repayment priority for RonHow's participations in the credit facility. Unless otherwise agreed to by the Company and RonHow at the time of any repayment, any repayments of participations will be applied first to the repayment of RonHow's first $2 million participation funded in July 2003, next to the repayment of the RonHow's second $2 million participation funded in April 2004, and finally to the repayment of RonHow's new $3 million participation funded on January 24, 2006. The parties amended the Option Agreement previously executed on April 30, 2004, to document this agreement. As part of the foregoing participation transaction, WFRF, RonHow and the Company have entered into a letter of understanding  which  establishes a  framework  for  RonHow  to obtain the right to convert its aggregate $7 million participation in the Company's credit facility into a subordinated loan to the Company on or before January 24, 2007, subject to the negotiation of mutually acceptable definitive agreements. The Company has agreed that the options to convert to preferred stock granted by the Company to RonHow to permit RonHow to convert its new $3 million participation and its prior $2 million participation funded in April 2004 would continue to apply to any such subordinated loan to the extent such participations are converted.

     These   transactions   were  approved   by   the   Company's
independent directors.

The Company was in compliance with its debt covenants for the year ended January 28, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     The annual maturities of the above long-term debt as of January 28, 2006 are as follows (in thousands):

Year
2006            $17,6 (
                  47 1
                    )
2007               58
2008               62
2009               67
2010               72
2011 and          940
subsequent
Total           $18,8
                  46
                      (1)  Due in 2010 unless the lender  demands
earlier payment.

7.   Income Taxes

      Income tax provision for the years ended January 28,  2006,
January  29,  2005  and  January  31,  2004,  consisted  of   the
following:

                        2005     2004      2003
                            (in thousands)

Current   provision         -        -         -
(benefit)
Deferred  provision         -        -         -
(benefit)

 Total                      -        -         -

Income tax expense differs from the statutory tax rate as follows:

                           2005     2004      2003

Statutory tax rate         34.0%     34.0%   (34.0)
                                                 %
Changes in income
taxes caused by:
 State income taxes         4.0      6.0     (6.0)
Net operating loss
valuation allowance      (38.0)     (40.0)    40.0
and other
Effective tax rate          0.0%      0.0%     0.0%


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at January 28, 2006 and January 29, 2005 are presented below:

                        2005     2004
                       (in thousands)
Deferred tax assets -
current:
 Allowance for             55       80
doubtful accounts
 Merchandise              332      497
inventories
 Accrued expenses       2,235    2,737
                        2,622    3,314
 Less:  Valuation      (2,622    (3,314
allowance                   )         )
                            -        -

Deferred tax assets -
noncurrent:
 Property and           1,482    1,228
equipment
 Net operating loss    12,842    9,184
                       14,324    10,412
 Less:  Valuation      (14,32    (10,41
allowance                  4)        2)
                            -        -

      The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.4 million which begin to expire in 2006. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of January 28, 2006 is equal to 100% of its deferred tax assets.

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

      In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, determined in 2004 that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under Section 382 of the Code. As a result of the limitation, the Company may only utilize $1.0 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.0 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. Based on the Company's taxable losses, the cumulative excess annual limitation carryover to 2006 is approximately $2.4 million.

8.   Stock and Stock Options

      The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of January 28, 2006, The Board had authorized four series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares and the 2006-A Preferred Stock consisting of 100,000 shares.

     On February 28, 2001, the Company executed a definitive agreement to allow an investor to purchase from the Company 300,000 shares of convertible preferred stock for a total purchase price of $6 million. Under this preferred stock agreement, each of the 300,000 initially issued shares of preferred  stock  is convertible into 15.6863  shares  of  common stock  of  the Company.  The preferred shares have voting  rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 10% per annum, which are reduced to 8% per annum if the Company's operating income for any fiscal year ending after February 28, 2001 exceeds $4,735,000. Dividends are payable in additional shares of preferred stock or cash as the holder of the preferred stock may elect. Shares of preferred stock issued in respect of dividends are convertible into common stock based upon an average market price of the common stock as of the respective dividend dates. The preferred shares are redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     On August 2, 2002, the Company executed a definitive agreement to allow a group of investors to purchase from the Company 200,000 shares of Series 2002-A convertible preferred stock for a total purchase price of $4 million. Under this preferred stock agreement, each of the 200,000 issued shares of preferred stock is convertible into common stock of the Company at a fixed rate of $2.72 per share. The preferred shares have voting rights equal to the number of common shares into which they may be converted. Until converted, the preferred stock is entitled to receive quarterly dividends that cumulate annually at a rate of 8% per annum, which is reduced to 6% per annum if certain profitability targets are met by the Company. Dividends are payable in additional shares of preferred stock or cash as the holder of the preferred stock may elect. The Series 2002-A Preferred Stock is redeemable at the option of the Company at a price equal to the initial purchase price plus cumulated and accrued but unpaid dividends. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2003-A Preferred Stock is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. As a result of the sale of the 2003-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by Inter-Him and Mr. de Waal is 51.8%. The preferred shares are not included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     In   consideration  for  RonHow's  agreement  to  fund   the
Company's additional $3 million in borrowing capacity under the credit facility as decsribed above, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment, assuming this conversion feature is approved by the Company's shareholders at its 2006 annual meeting of shareholders.

      The Company has reserved 3,000,000 shares of its common stock for issuance to key employees under its current stock option and equity incentive plan, which was adopted in 2002 and replaced a prior plan initially adopted in 1993. The current plan has a term of ten years. The Compensation Committee of the Board of Directors may grant incentive or non-qualified stock options, restricted stock, stock appreciation rights and other stock-based and cash awards under the provisions of the plan. The exercise price of incentive stock options is the fair market value of the stock at the date of the grant, plus ten percent if the employee possesses more than ten percent of the total combined voting power of all classes of the Company's stock. Options granted may have a term of up to ten years, except that incentive stock options granted to stockholders who have more than ten percent of the Company's voting stock at the time of the grant may have a term of up to five years. No options were granted to stockholders who have more than 10% of the Company's voting stock during 2005, 2004 or 2003 under the incentive plan. Twenty percent of each option grant, except for grants to non-employee board members, vests one year after the date of issuance with the remaining options vesting at 20% per year for four years. Non-employee board members are required to wait six months from the date of grant before exercising any options from that grant, at which time the options are fully vested. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. In the third quarter of 2005, the Company, with approval from its Board of Directors, announced the acceleration of all unvested stock options granted and outstanding. The Company's decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes. A summary of the status of the Company's stock option plan, and activity for the periods indicated, is presented as follows:

                                 Options            Options
                               Outstanding        Exercisable
                                      Weight             Weight
                                        ed                 ed
                                       Avg.               Avg.
                             Shares   Exerci    Shares   Exerci
                                        se                 se
                                      Price              Price

Balance of options           2,173,      3.70    1,159,    $4.83
outstanding at February 1,     625                 482
2003

Granted                      312,80      1.13
                                 0
Terminated                   (156,2     3.42
                                02)
Exercised                    (109,4     2.07
                                39)

Balance of options           2,220,     $3.43    1,282,    $4.45
outstanding at January 31,     784                 736
2004

Granted                      359,55      3.02
                                 0
Terminated                   (436,1     4.82
                                43)
Exercised                    (13,35     1.46
                                 0)

Balance of options           2,130,     $3.09    1,383,    $3.46
outstanding at January 29,     841                 431
2005

Granted                      262,85      0.88
                                 0
Terminated                   (396,0     2.96
                                05)
Exercised                    (1,200     1.00
                                  )

Balance of options           1,996,     $2.83    1,996,    $2.83
outstanding at January 28,     486                 486
2006

     As of the year ended January 28, 2006, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.74 - $16.71, and 4.9 years, respectively. The following table summarizes information about the Company's stock options, which were outstanding, and those, which were exercisable as of January 28, 2006:

                Options Outstanding               Options
                                                Exercisable
 Range                Weighte    Weighted              Weighte
  of       Number        d       Average     Number       d
Exercise   Outstand   Average    Exercise   Exercisa   Average
Prices       ing      Remainin    Price       ble      Exercisab
                      g Life                           le Price

 0.74-     366,68       8.8       $0.83     366,68      $0.83
 1.20           0                                0
 1.20-     1,349,       4.4       $2.29     1,349,      $2.29
 4.06         065                              065
 4.06-     202,50       2.6       $6.23     202,50      $6.23
 7.66           1                                1
 7.66-     78,240       0.6       $12.62    78,240      $12.62
 16.71
           1,996,                           1,996,
              486                              486

      The weighted average fair values of options granted under the non-qualified plan during 2005, 2004 and 2003 were $0.68, $2.25, and $0.80, respectively.

      The fair value of each non-qualified and incentive option granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions for 2005, 2004 and 2003: risk-free interest rate of 4.39% for 2005, 4.15% for 2004, and 4.28% for 2003; expected dividend yield of 0% for all periods; expected lives of approximately seven years for 2005, 2004 and 2003; and volatility of the price of the underlying common stock of 79.9% for 2005, 79.0% for 2004, and 75.1% for 2003.

9.   Retirement and Benefit Plans

      The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to annually contribute up to $15,000 of their compensation before income taxes plus an additional catch up contribution of $5,000 before income taxes if the participant is at least 50 years old. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the Company contributed approximately $184,000, $250,000, and $249,000, respectively, to the 401(k) plan.

10.  Related Party Transactions

      The Company leases its Norman, Oklahoma retail and outlet stores from a limited partnership whose partners include Rebecca Powell Casey, a director of the Company, and certain of her family members. The store lease terms in 2005, 2004 and 2003, provided for annual base rental payments and percentage rent equal to four percent of sales plus insurance, utilities, and property taxes. During the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the total of such rent for the stores was approximately $216,000, $246,000, and $214,000, respectively. The term of the retail space lease is twelve years commencing June 4, 1996. In addition, through October 2005 the Company leased its distribution center facility from this same limited partnership. The distribution center was sold in October 2005 to an unrelated party. The term of the distribution center lease is sixteen years commencing July 1, 1996, with increasing annual rental payments on a fixed scale which has a maximum annual rental up to $419,951 during the final year of the lease. The lease also provides for payments to the partnership for insurance, utilities and property taxes. The Company leases its corporate headquarters location from a limited partnership whose partners include W. Howard Lester, a director of the Company and the above referenced partnership. The lease, which was amended in 2003, expires September, 2010 with monthly rent payments of $26,490, plus insurance, utilities and property taxes until November, 2005 at which time monthly rent will be $38,443, plus insurance, utilities and property taxes until September, 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. These leases have been approved by all independent directors as being on terms at or below available competitive market renewal rates.

      The Company utilizes the services of Ronus Properties' employees for real estate negotiations and lease administration assistance. Ronus Properties is an entity wholly owned by Ronald de Waal, the Company's largest and controlling shareholder. Beginning in June 2005, the Company currently compensates a Ronus Properties' employee, who effectively serves as the head of real estate, $48,000 per year and provides her with a discount on clothing purchases. Since the Company does not need a full-time director of real estate, this is less than the Company would pay to hire a full-time person.

      See Note 8 for information concerning the purchase of preferred stock by certain members of the Company's Board of Directors.

11.  Facility Leases

      The Company conducts a majority of its retail operations from leased store premises under leases that will expire within the next ten years. Certain leases also have options to renew. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

      Minimum rental commitments (excluding renewal options) for store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of January 28, 2006 were as follows (in thousands):

Year:
2006                 $
                 7,065
2007             6,868
2008             6,034
2009             4,380
2010             3,487
2011 and         5,140
subsequent
     Total       $32,9
                    74

Total rental expense for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, was as follows (in thousands):

                        2005     2004      2003

Base rent              $7,00     $6,79    $8,54
                           8         7        4
Additional rents
computed                 186       252      217
   As percentage
of sales
   Total               $7,19     $7,04    $8,76
                           4         9        1

12.  Business Concentrations

     More than 90% of the ladies' apparel sales were attributable to the Company's product development and private label programs during 2005, 2004 and 2003. The breakdown of total sales between ladies' and men's apparel was approximately 82% and 18% for 2005, 81% and 19% for 2004, and 78% and 22% for 2003.

13.  Commitments and Contingent Liabilities

      The Company may issue letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At January 28, 2006, the Company had no outstanding letters of credit to secure orders of merchandise from various domestic and international vendors.

      The  Company  did  not  enter  into  any  forward  exchange contracts during the year ended January 28, 2006. Normally, forward exchange contracts require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The contracts are usually of varying short-term duration and include a window delivery feature that provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. A swap allows the Company to sell the unused currency, at the contract's maturity, to the counterparty at the current market rate and then buy back the same amount for the time period to which the Company wants to extend. The counterparty to the derivative transactions is a major financial institution. The credit risk is generally limited to the unrealized gains or losses in such contracts should this counterparty fail to perform as contracted. The Company considers the risk of counterparty default to be minimal.

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

SUPPLEMENTARY DATA

Summarized  unaudited quarterly financial results are as  follows
(in thousands, except per share data):

                             First    Secon     Third    Fourth
                                       d
52 Weeks Ended January
28, 2006
Sales                        $23,9    $20,2     $23,3    $20,6
                               65       98        39       45
Gross margin on sales        9,496    4,740     7,760    5,063
Net income (loss)
applicable to common          405    (3,268    (290)    (4,337
stockholders (1)                          )                  )
Net income (loss) per
common share:
 Basic                       $0.07    ($0.53    ($0.05    ($0.69
                                          )        )         )
 Diluted                     $0.04    ($0.53    ($0.05    ($0.69
                                          )        )         )

52 Weeks Ended January
29, 2005
Sales                        $24,1    $19,2     $23,1    $22,7
                               69       90        10       88
Gross margin on sales        9,297    6,421     8,647    7,349
Net income (loss)
applicable to common          251    (1,420      286     (525)
stockholders                              )
Net income (loss) per
common share:
 Basic                       $0.04    ($0.23    $0.05    ($0.09
                                          )                  )
 Diluted                     $0.04    ($0.23    $0.04    ($0.08
                                          )                  )

(1)  During  the  second quarter of 2005, the  Company  incurred
significant  markdowns  to  sell  excess  spring  and   summer
merchandise. During the fourth quarter of 2005, the Company experienced significant sales declines due to a shortage of gift-giving and wear-now apparel. Adequate quantities of this
merchandise  were  not planned or purchased.   This,  combined
with $500,000 of one-time severance payments incurred during the fourth quarter, resulted in the loss reported for the fourth quarter.

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

52 Weeks ended
January 28, 2006:
Allowance for          $200       24       70      156     $138
doubtful accounts

52 Weeks ended
January 29, 2005:
Allowance for          $200      218       35      253     $200
doubtful accounts

52 Weeks ended
January 31, 2004:
Allowance for          $200      192       29      221     $200
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

4.7 Amendment to the Certificate of Designation of the Amended Series 2001-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated January 24, 2006
     (Incorporated by reference to Exhibit 4.3 to Form 8-K dated January 24, 2006).

4.8  Certificate   of   Designations  of  the   Series   2006-A
     Preferred Stock (Incorporated by reference to Exhibit  4.4 to Form 8-K dated January 24, 2006).

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

10.  2002  Performance  and Equity Incentive Plan  of  Company.
4* (Incorporated by reference to Definitive Proxy Statement dated May 17, 2002, for annual meeting of shareholders held on June 20, 2002.)

10.  Employment  Agreement  dated  February  9,  2004   between
5*   Company  and  Clark Hinkley (Incorporated by reference  to
     Exhibit  10.6 to Form 10-K for the year ended January  31,
     2004).

10.  Stock  Option  Agreement dated February 23,  2001  between
6*   Company  and  Clark Hinkley (Incorporated by reference  to
     Exhibit 10.12 to Form 10-K for the year ended February  3,
     2001).

10.  First  Amendment to Stock Option Agreement dated  February
7* 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended January 31, 2004).

10.  Employment  and  Deferred  Compensation  Agreement   dated
8*   February  1,  1998  between Company and Harold  G.  Powell
     (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.  First Amendment dated February 28, 2001 to Employment  and
9* Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit
     10.17 to Form 10-K for the year ended February 3, 2001).

10.  Series  2001-A  Preferred Stock Purchase  Agreement  dated
10   February  23,  2001  between Company  and  Inter-Him  N.V.
     (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.  Investor Rights Agreement dated February 28, 2001  between
11   Company and Inter-Him N.V.  (Incorporated by reference  to
     Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.  Voting  Agreement dated February 28, 2001  among  Company,
12   Inter-Him  N.V. and the other stockholders  named  therein
     (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.  Right  of First Refusal Agreement dated February 28,  2001
13   among  Company, Inter-Him N.V. and the other  stockholders named  therein (Incorporated by reference to Exhibit  10.4 to Form 8-K dated February 28, 2001).

10.  First  Amended  and Restated Stockholders Agreement  dated
14   June  15,  1998  among  certain  stockholders  of  Company
     (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.  First  Amendment dated February 28, 2001 to First  Amended
15   and   Restated   Stockholders  Agreement   among   certain
     stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10. Series 2002-A Preferred Stock Purchase Agreement dated as 16 of June 26, 2002, by and among Harold's Stores, Inc.,
     Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
     2002).

10. First Amendment to Investor Rights Agreement dated as of 17 August 2, 2002, by and among Harold's Stores, Inc., Inter-
     Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2,
     2002).

10. First Amendment to Right of First Refusal Agreement dated 18 as of August 2, 2002, by and among Harold's Stores, Inc.,
     Inter-Him, N.V., W. Howard Lester, Harold G. Powell,  Anna
     M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10. First Amendment to Voting Agreement dated as of August 2, 19 2002, by and among Harold's Stores, Inc., Inter-Him,
     N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10. Series 2003-A Preferred Stock Purchase Agreement dated as 20 of February 5, 2003, by and among Harold's Stores, Inc.,
     Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4,
     2003).

10. Second Amendment to Investor Rights Agreement dated as of 21 February 5, 2003, by and among Harold's Stores, Inc.,
     Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4,
     2003).

10. Loan and Security Agreement dated as of February 5, 2003, 22 by and among Wells Fargo Retail Finance, LLC, Harold's
     Stores,  Inc.,  Harold's Financial  Corporation,  Harold's
     Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.  Series  2003-A Preferred Stock Investment Agreement  dated
23 as of February 4, 2003, by and between Harold's Stores, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.  Form  of  Indemnification Agreement  between  Company  and
24   members  of  its  Board  of  Directors  (Incorporated   by
     reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10. Form of Waiver of Claims and Covenant Not to Sue 25 Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.  Participation Agreement dated as of July 10, 2003, by  and
26   between  Wells  Fargo Retail Finance II, LLC  and  RonHow,
     LLC (Incorporated by reference to Exhibit 10.3 to Form  8-
     K dated July 10, 2003).

10. Amended and Restated Participation Agreement dated as of 27 April 29, 2004, by and between Wells Fargo Retail Finance
     II,  LLC  and  RonHow, LLC (Incorporated by  reference  to
     Exhibit 10.28 to Form 10-K for the year ended January  31,
     2004).

10. Assignment and Assumption of Lease Agreement and Third 28 Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1,
     2003).

10.  Option  Agreement  between Company and  RONHOW  LLC  dated
29   April  30,  2004  (Incorporated by  reference  to  Exhibit
     10.30 to Form 10-K for the year ended January 31, 2004).

10. First Amendment to Loan and Security Agreement dated as 30 of February 5, 2003, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31,
     2004).

10. Second Amendment to Loan and Security Agreement dated as 31 of April 29, 2004, by and among Wells Fargo Retail
     Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31,
     2004).

10. Third Amendment to Loan and Security Agreement dated as 32 of January 24, 2006, by and among Wells Fargo Retail
     Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated January 24, 2006).

10. Reaffirmation of Continuing Guaranty executed as of 33 January 24, 2006, by each of The Corner Properties, Inc.,
     Harold's DBO, Inc., Harold's Limited Partners, Inc., Harold's of White Flint, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated January 24, 2006).

10. Second Amended and Restated Participation Agreement dated 34 as of January 24, 2006, by and between Wells Fargo Retail
     Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.6 to Form 8-K dated January 24,
     2006).

10.  First  Amendment  to Option Agreement  dated  January  24,
35   2006   between  RonHow,  LLC  and  Harold's  Stores,  Inc.
     (Incorporated by reference to Exhibit 10.8 to Form 8-K dated January 24, 2006).

10.  Option  Agreement dated January 24, 2006  between  RonHow,
36 LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated January 24, 2006).

10. Letter of Understanding dated January 24, 2006 by and 37 among Wells Fargo Retail Financce II, LLC, Harold's
     Stores, Inc. and RonHow, LLC (Incorporated by reference to Exhibit 10.10 to Form 8-K dated January 24, 2006).

10.  Employee  Resignation  Agreement dated  January  27,  2006
38   between Becky Casey and Harold's Stores, Inc.

22.  Subsidiaries  of  Company (Incorporated  by  Reference  to
1    Exhibit   22.1   to   Form  8-B  Registration   Statement,
     Registration No. 1-10892).

23.  Consent of BDO Seidman, LLP.
1

23.  Consent of Ernst & Young LLP.
2

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