Form 10-Q
period 2006-04-29
HAROLDS STORES INC
filed 2006-06-13
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29,
2006

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

               Yes   [X]                     No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

 Large accelerated filer  Accelerated filer  Non-accelerated filer
                   [   ]        [  ]         [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

             Yes   [   ]                     No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2006, the registrant had 6,223,508 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended April 29, 2006


Part I - FINANCIAL INFORMATION                                       Pag
                                                                      e

Item Financial Statements
1.

     Consolidated Balance Sheets - April 29, 2006 (unaudited) and       3
     January 28, 2006

     Consolidated Statements of Operations -
          Thirteen Weeks ended April 29, 2006 (unaudited) and April     5
          30, 2005, (unaudited)

     Consolidated Statements of Cash Flows -
          Thirteen Weeks ended April 29, 2006 (unaudited) and April     6
          30, 2005, (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition       13
2.   and Results of Operations

Item Quantitative and Qualitative Disclosures About Market Risk        18
3.

Item Controls and Procedures                                           18
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 18
1.

Item Risk Factors                                                      19
1A.

Item Unregistered Sales of Equity Securities and Use of Proceeds       19
2.

Item Defaults Upon Senior Securities                                   19
3.

Item Submission of Matters to a Vote of Security Holders               19
4.

Item Other Information                                                 19
5.

Item Exhibits                                                          19
6.

     Signatures                                                          7  20

                             PART I

ITEM 1.   FINANCIAL STATEMENTS

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                   April 29,  January
                                     2006       28,
                                               2006
                                   (Unaudi
                                     ted)

Current assets:

Cash and cash equivalents                 $         $
                                      1,100       636
Trade accounts receivable, less
allowance for doubtful accounts       7,092     6,343
of $110 as of April 29 and $138
as of January 28
Note and other receivables               20       157
Merchandise inventories              20,467    16,657
Prepaid expenses                      1,083     1,146

Total current assets                 29,762    24,939

Property and equipment, at cost      42,582    41,670
Less accumulated depreciation        (32,140    (31,39
and amortization                           )        4)

Net property and equipment           10,442    10,276

Total assets                        $40,204    $35,21
                                                    5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                   April 29,   January
                                     2006       28,
                                               2006
                                   (Unaudi
                                     ted)
Current liabilities:
Accounts payable                           $        $
                                      6,960    9,013
Redeemable gift certificates            867    1,105
Accrued payroll expenses and            778      747
bonuses
Accrued rent expense                    360      353
Deferred gain on sale of                 74       74
building
Current maturities of long-term      26,321    17,64
debt                                               7

Total current liabilities            35,360    28,93
                                                   9

Accrued rent expense, net of          4,848    5,164
current
Deferred gain, net of current            37       55
portion
Long-term debt, net of current        1,184    1,199
maturities (See Note 5)

Total long-term liabilities           6,069    6,418

Total liabilities                    41,429    35,35
                                                   7

Commitments and contingencies
(See Note 7)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    500,000    shares,
issued  and outstanding  342,653      6,853    6,826
as of April 29, 2006 and 341,296
as of January 28, 2006

Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 231,550 as of  April      4,631    4,548
29,  2006  and  227,372  as   of
January 28, 2006

Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 56,742 as  of  April      5,674    5,567
29,2006 and 55,673 as of January
28,2006

Series     2006-A,    authorized          -        -
100,000 shares, none issued

2001-A  and  2002-A entitled  to
$20.00 per share, and 2003-A and
2006-A  entitled to $100.00  per
share, in each case plus accrued
but    unpaid    dividends    in
liquidation

                                     17,158    16,94
                                                   1
Stockholders' deficit:
Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,223,508  as  of  April  29,
   2006 and January 28, 2006
Additional paid-in capital           34,469    34,46
                                                   9
Accumulated deficit                  (52,912    (51,6
                                           )      12)
                                     (18,381    (17,0
                                           )      81)
Less:  Treasury stock of 205 shares
as of April 29, 2006 and January         (2)      (2)
28, 2006 recorded at cost
Total stockholders' deficit          (18,383    (17,0
                                           )      83)

Total liabilities and               $40,204    $35,2
stockholders' deficit                             15

    HAROLD'S STORES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS
     (In Thousands Except Per Share Data)
                 (Unaudited)

                               13 Weeks Ended
                               April    April
                                29,      30,
                                2006     2005

Sales                           $21,1    $23,9
                                   08       65

Costs    of    goods     sold
(including   occupancy    and
central    buying   expenses,   13,41    14,46
exclusive   of  items   shown       2        9
separately below)

Gross margin                    7,696    9,496

Selling, general and             7,323    7,401
administrative expenses

Depreciation and amortization     852      974

Operating (loss) income         (479)    1,121

Interest expense                  470      339

Gain on sale of building         (18)        -

                                  452      339

(Loss) income before income     (931)      782
taxes

Provision for income taxes          -        -

Net (loss) income                   $        $
                                (931)      782


NET (LOSS) INCOME APPLICABLE
TO COMMON STOCKHOLDERS:

Net (loss) income                   $        $
                                (931)      782

Less:  Preferred stock
dividends and accretion of        369      377
preferred stock issuance
costs

Net (loss) income applicable        $        $
to common stockholders         (1,300      405
                                    )

Net (loss) income per common
share:
Basic                          $(0.21    $0.07
                                    )
Diluted                        $(0.21    $0.04
                                    )



        HAROLD'S STORES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                     (Unaudited)

                                      13 Weeks Ended
                                    April 29,   April
                                      2006       30,
                                                2005

Cash flows from operating
activities:
Net (loss) income                          $         $
                                       (931)       782
Adjustments to reconcile net
(loss) income to net cash used
in operating activities:
Depreciation and amortization            852       974
Gain on sale of assets                  (37)        (7)
Changes in assets and
liabilities:
Increase in trade and other            (617)      (836)
accounts receivable
Increase in merchandise              (3,810)     (2,292
inventories                                           )
Decrease in prepaid expenses              63        294
Decrease in accounts payable         (2,053)     (1,471
                                                      )
Decrease in accrued expenses           (534)      (298)

Net cash used in operating           (7,067)     (2,854
activities                                            )

Cash flows from investing
activities:
Acquisition of property and            (999)      (226)
equipment
Proceeds from disposal of                 18         7
property and equipment
Payments received for notes                5        24
receivable

Net cash used in investing             (976)      (195)
activities

Cash flows from financing
activities:
Borrowings on long-term debt               -     1,300
Payments on long-term debt              (33)      (665)
Advances on revolving line of         30,585    28,267
credit
Payments on revolving line of        (21,894     (25,11
credit                                     )         8)
Preferred stock dividends              (151)      (264)

Net cash provided by financing         8,507     3,520
activities

Net increase in cash and cash            464       471
equivalents
Cash and cash equivalents at             636       674
beginning of period
Cash and cash equivalents at end           $         $
of period                              1,100     1,145


Non-cash investing and financing
activities:
Preferred stock dividends paid           218        99
in shares of preferred stock
             HAROLD'S STORES, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                April 29, 2006 and April 30, 2005
                           (Unaudited)

1.   Unaudited Interim Periods

      In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of April 29, 2006 and the results of its operations and cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005. The results of operations for the thirteen week periods ended April 29, 2006 and April 30, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

2.   Definition of Fiscal Year

     The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from January 29, 2006 through
February 3, 2007, has been designated as 2006.

3.   Basis of Presentation

      The  consolidated financial statements include the accounts of  the  Company  and its subsidiaries, all of which  are  wholly
owned.   All  significant intercompany accounts and  transactions
have been eliminated.

4.   Impact of New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123 (R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

     Beginning   January  29,  2006,  the  Company  adopted   the
provisions   of  SFAS  123(R)  using  the  modified   prospective
application method. Under this method, the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options issued after the adoption date. In addition, the Company records compensation expense for the share-based awards granted prior to, but not vested as of, the adoption date using the same methodology. Accordingly, prior period amounts have not been restated.

     In the third quarter of 2005, the Company, with approval from its Board of Directors, announced the acceleration of all unvested stock options granted and outstanding. The Company's decision to accelerate the vesting of certain outstanding stock option grants was made to avoid the recognition of compensation expense is the 2006 and future financial statements.

     In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123(R) modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the Statement of Cash Flows. For periods after adopting SFAS 123(R) under the modified prospective method, such benefits are presented as a source of cash in the financing section of the Statement of Cash Flows.

5.   Long-term Debt

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at April 29, 2006 was $26,227,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $22,695,000 and $21,223,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the thirteen weeks ended April
29, 2006, the WFRF line of credit had a high balance of $26,285,000. At April 29, 2006 the Company's availability under the WFRF line of credit was approximately $736,000 above the minimum availability requirement of $1.0 million and the average interest rate on the credit line was 7.58%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de
Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company. In April 2004, RonHow provided an additional $2 million of funding through another loan participation agreement with WFRF.

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

     The Company was in compliance with its debt covenants for the period ended April 29, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.   Income Taxes

      The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.4 million which begin to expire in 2006. The Company's valuation allowance fully provides for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of April 29, 2006 and January 28, 2006 is equal to 100% of its deferred tax assets.

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

      In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, determined in 2004 that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under Section 382 of the Code. As a result of the limitation, the Company may only utilize $1.0 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.0 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. Based on the Company's taxable losses, the cumulative excess annual limitation carryover to 2006 is approximately $3.4 million.

7.   Commitments and Contingencies

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At April 29, 2006, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted at this time, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

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

     In   consideration  for  RonHow's  agreement  to  fund   the
Company's additional $3 million in borrowing capacity under the credit facility as described above, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment, assuming this conversion feature is approved by the Company's shareholders at its 2006 annual meeting of shareholders.

     On  June  1, 2006, the Company closed on an additional  $2.5
million   private  equity  investment  by  the  Investors.    The
Investors purchased an aggregate of 25,000 shares of Series 2006-A Preferred Stock, at a purchase price of $100.00 per share. These shares of Series 2006-A Preferred Stock are convertible into common stock at a fixed rate of $0.67 per share, and otherwise have rights and preferences substantially similar to the Company's existing other series of outstanding preferred
stock.   As  a result of the sale of the 2006-A Preferred  Stock,
the percentage ownership of common stock on an as-converted basis
(assuming   conversion  of  all  of  the  Company's   outstanding
preferred stock) by the Investors is 73.7%.

     None   of   the  preferred  shares  are  included   in   the
stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

9.   Stock Options

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123 (R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

     Beginning   January  29,  2006,  the  Company  adopted   the
provisions   of  SFAS  123(R)  using  the  modified   prospective
application method. Under this method, the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options issued after the adoption date. In addition, the Company records compensation expense for the share-based awards granted prior to, but not vested as of, the adoption date using the same methodology. Accordingly, prior period amounts have not been restated.

     The following table illustrates the effect on net income and net income per share for the thirteen week period ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans:

                                 13
                               Weeks
                               Ended
                               April
                                30,
                                2005
                                (In
                               thousan
                                ds,
                               except
                                per
                               share
                               data)

Net   income  applicable   to
common    stockholders,    as  $ 405
reported

Add:
Stock-based          employee
compensation expense included      -
in reported net income

Deduct:
Total   stock-based  employee
compensation          expense
determined  under fair  value     82
based  method for all awards,
net of related tax effects

Pro    forma    net    income  $ 323
applicable     to      common
stockholders

Net income per average common
share:
Basic, as reported             $0.07
Basic, pro forma               $0.05

Diluted, as reported           $0.04
Diluted, pro forma             $0.02

10.  Revenue Recognition

      Sales from store locations represented approximately 95% of the Company's total sales for the thirteen weeks ended April 29, 2006. This compares to store location sales of approximately 96% for the thirteen-week period of the prior year. These sales are recognized at the time of the customer's purchase. The Company's direct catalog and internet sales represented about four percent of the total sales for the thirteen weeks ended April 29, 2006 compared to store location sales of approximately four percent for the thirteen-week period of the prior year. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.  Earnings per Share

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                              13 Weeks Ended
                             April     April
                              29,       30,
                              2006     2005
                              (in thousands)
Net (loss) income
applicable to common              $       405
shareholders - basic         (1,300)

Preferred stock dividends         -       363

Net (loss) income
applicable to common              $       768
shareholders - basic and     (1,300)
diluted

Average common shares         6,223     6,222
outstanding

Effect of dilutive
securities:
Employee stock options            -        31

Convertible preferred             -    11,319
stock

Diluted average common        6,223    17,644
shares outstanding

Net (loss) income
Basic                        $(0.21     $0.07
                                  )
Diluted                      $(0.21     $0.04
                                  )

     Approximately 1,879,293 shares and 1,972,291 shares for  the
thirteen  weeks  ended  April  29,  2006  and  April  30,   2005,
respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. For the thirteen weeks ended April 29, 2006, approximately 630,945 preferred shares convertible into 12,043,820 common shares, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive. For the thirteen weeks ended April 30, 2005, all preferred shares convertible into common shares were included in the calculation of diluted earning per average common share.

12.  Reclassifications

     Certain reclassifications have been made to the prior period balances to conform to the April 29, 2006 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risk factors are all described in the Company's annual report on Form 10-K for the year ended January 28, 2006. The Company disclaims any intent or obligation to update those forward-looking statements.

Overview

      Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

Results of Operations

      The following table sets forth for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                              13 Weeks Ended
                             April     April
                              29,       30,
                              2006     2005

Sales                        100.0%    100.0%
Costs of goods sold           (63.5     (60.4)
                                 )

Gross margin                  36.5      39.6
Selling, general and         (34.8)    (30.8)
administrative expenses
Depreciation and              (4.0)     (4.1)
amortization

Operating (loss) income       (2.3)      4.7

Interest expense              (2.2)     (1.4)
Gain on sale of building       0.1         -

                              (2.1)     (1.4)
(Loss) income before          (4.4)      3.3
income taxes
Provision for income              -         -
taxes

Net (loss) income             (4.4)%     3.3%

      The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                          13 Weeks Ended
                         April     April
                          29,       30,
                          2006      2005

Sales (000's)            21,108    23,965

Total sales decrease     (11.8)%    (0.8)%
Change in comparable
store sales              (16.6)%      0.1%
(52 week basis) (1)
Store locations:
Existing stores             41        41
Stores closed                -         -
New stores opened            1         -
Total stores at end of      42        41
period

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

      The Company opened one new store in Montgomery, Alabama, relocated one store in Atlanta, Georgia and closed no stores during the thirteen weeks ended April 29, 2006. No stores were opened, relocated or closed during the thirteen weeks ended April 30, 2005. The Company plans to open one more new store in Little Rock, Arkansas and to relocate its Charlotte, North Carolina store during 2006.

     The decline in comparable store sales for the thirteen weeks ended April 29, 2006 is due to a significant decrease in sales volume during February, caused by a combination of having much less fall and winter merchandise to sell at clearance than during February 2005, and to unfavorable customer response to February 2006 spring merchandise receipts. These receipts were more casual and trendier than historical offerings. Customers responded considerably better to the Company's March and April deliveries, which were dressier and included more of Harold's classically-inspired apparel. The improvement was sufficient to enable the total sales decline for the last six weeks of the quarter to narrow to just 0.8% to last year, from 22.4% in the first seven weeks. Direct (internet and catalog) sales were approximately $1.1 million, 21.0% more than last year.

      Gross margin represents net sales less cost of products, merchandising functions and store occupancy costs for retail stores. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's gross margin was 36.5% for the first quarter of 2006, as compared to 39.6% in the same period of last year. Merchandise gross margin actually increased 1.1% as a percent of sales during the quarter due to fewer markdowns needed on reduced ownership of fall and winter clearance merchandise. However, the significant sales declines caused the occupancy and central buying office costs included in cost of goods sold to be higher as a percentage of sales in the first quarter of 2006, resulting in an overall decline in gross margin.

       Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 34.8% of sales for the first quarter of 2006 compared to 30.8% for the first quarter of 2005. Selling, general and administrative expenses actually declined in the aggregate but were higher as a percentage of sales due to the lack of sales leverage.

      Depreciation and amortization expense decreased slightly to 4.0% of sales for the first quarter of 2006 from 4.1% for the first quarter of 2005. Total depreciation expense declined in the aggregate due to the sale of the Company's Norman, Oklahoma office building during the third quarter of 2005. This decrease was offset by the Company's decline in sales causing the percent of sales to remain relatively unchanged from the prior year.

       The average balance of total outstanding debt was $23,941,000 for the thirteen weeks ended April 29, 2006 compared to $22,997,000 for the same period of 2005. This increase in average balances resulted principally from the sales decline noted and costs associated with the opening of a new store, relocation of a store and increased inventory levels. Interest expense increased as a percentage of sales due to a combination of the Company's higher average debt balance and increasing interest rates. The average interest rate on the Company's line of credit was 7.58% at the end of the first quarter 2006 compared to 5.63% at the end of the first quarter 2005.

      The Company reported a net loss applicable to common stockholders of $1,300,000 or $0.21 per basic and diluted share during the first quarter of 2006 compared to net income of $405,000 or $0.07 per basic and $0.04 per diluted share for the first quarter of last year. The current year loss is primarily the result of the decline in sales, as described above.

Liquidity and Capital Resources

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002 and $5 million in February 2003. The Company has also received funding from loan participations purchased by significant shareholders in the amounts of $2 million in 2003, $2 million in 2004 and $3 million in 2006. The Company experienced deficit operating cash flows of $7,067,000 for the thirteen weeks ended April 29, 2006 compared to deficit operating cash flows of $2,854,000 for the thirteen weeks ended April 30, 2005. This decrease in cash flows is principally related to the decrease of the Company's earnings and the Company's increase in its inventories for 2006. The Company's increase in merchandise inventories is primarily attributable to the Company owning 17% less inventory at January 28, 2006 than at January 29, 2005. At April 29, 2006, inventory levels were nine percent lower than at April 30, 2005 due to reduced ownership of prior season inventories. The negative cash flow for the first quarter has resulted in the need for additional cash. As a result on June 1, 2006, Inter-Him N.V. and
W. Howard Lester, the principal owners of the Company's preferred stock, purchased $2.5 million of the Company's Series 2006-A Preferred Stock.

       Changes in the Company's investing activities relate primarily to the capital expenditures incurred for the opening of the Montgomery, Alabama store and the relocation of the Perimeter store in Atlanta, Georgia. The budgeted capital expenditures for 2006 are approximately $2.5 million which are expected to be used for new store locations, store relocations and a new point of sale system to be implemented during late 2006.

      The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which should allow the Company to achieve a return to future profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments from its principal shareholders, there can be no assurances that these, or any other financing resources, will be available for future needs.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at April 29, 2006 was $26,227,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $22,695,000 and $21,223,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the thirteen weeks ended April
29, 2006, the WFRF line of credit had a high balance of $26,285,000. At April 29, 2006 the Company's availability under the WFRF line of credit was approximately $736,000 above the minimum availability requirement of $1.0 million and the average interest rate on the credit line was 7.58%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de
Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company. In April 2004, RonHow provided an additional $2 million of funding through another loan participation agreement with WFRF.

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

     The Company was in compliance with its debt covenants for the period ended April 29, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                             April    January     April
                              29,       28,       30,
                             2006      2006      2005
Working capital (000's)      $(5,59    $(4,00    $1,690
                                 8)        0)
Current ratio                 .84:1     .86:1    1.05:1
Ratio of working capital     (.14):    (.11):     .04:1
to total assets                   1         1
Ratio of total debt to       (22.45    (132.7    3.28:1
stockholders' deficit           ):1      2):1

Strategy and Liquidity Update

     In the Company's Form 10-K filing for the fiscal year ending January 29, 2006, a Strategy and Liquidity Update was provided within Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company is updating this disclosure as follows regarding key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     During the first quarter of 2006, the Company experienced a significant sales decline of 11.8%. However, the declines were mostly attributable to the first seven weeks, when sales were down 22.4% to last year as compared to the last six weeks when were sales declined just 0.8% to last year. These declines were principally due to the following:

     - A decision was made in early 2005 to alter the timing and quantity of fall, winter and holiday receipts. This resulted in the Company not having adequate quantities of wear-now or clearance apparel available for sale during the month of February 2006. For 2006, the Company has established an improved flow of merchandise for fall, winter and holiday deliveries which will allow for a new merchandise delivery in stores approximately every 30 days.
     - The early spring merchandise that delivered to stores in February 2006 was not well received by customers as that delivery was much trendier and more casual than was historically offered at Harold's.
     - Customers responded considerably better to the Company's March and April 2006 deliveries, which were somewhat dressier and included more of Harold's classically-inspired apparel.

     Clark Hinkley, the Company's former Chief Executive Officer who retired in 2003, returned in January 2006 to assist the Company in the product development areas. During Mr. Hinkley's tenure as CEO, the Company returned to classically-inspired, brand appropriate merchandise that resulted in some of the best sales performance the Company has experienced in recent years. He continues to assist in this area as a consultant, in an arrangement that is expected to benefit the Company in terms of future merchandise assortments.

     On June 1, 2006, the Company announced that it had completed the sale of $2.5 million of 2006-A Preferred Stock to its two largest investors, Inter-Him and W. Howard Lester. The proceeds of this financing will be utilized for general working capital purposes.

     During the first quarter of 2006, the Company enhanced its real estate portfolio through strategic store relocations and new store openings in markets similar to those that have historically proven to be successful. This includes relocations of stores in Greenville, SC (actually completed in late January 2006), and Atlanta, GA, which were relocated to improved locations, and a new store opening in Montgomery, AL. A new store is also expected to open later in 2006 in Little Rock, AR, and the Charlotte, NC will be relocating. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

     If the Company can properly execute the merchandising initiatives as outlined within the Form 10-K and above, this should result in improvements in its operating performance for 2006.

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

Critical Accounting Estimates and Commitments

      There have been no material changes in the Company's critical accounting estimates or in its commitments from those disclosed in the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     The primary objective of this disclosure is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" for the Company refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. There have been no significant changes to this forward-looking information during the first quarter of 2006 that would materially alter the Company's market risk exposures.

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

     No change in the Company's internal control over financial reporting occurred during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

      At April 29, 2006, there existed only one minor litigation matter. Although the ultimate outcome of such litigation cannot be predicted at this time, the management of the Company, after discussions with counsel, believes that the resulting liability, if any, will not have a material effect upon the Company's financial position or results of operations.

ITEM 1A  RISK FACTORS

     There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ending January 28, 2006.

ITEM 2.    UNREGISTERED  SALES OF EQUITY SECURITIES  AND  USE  OF
     PROCEEDS

     On February 1, 2006, 1,357 shares of the Company's Amended Series 2001-A Preferred Stock ("2001 Preferred") were issued as a dividend to one of the existing holders of 2001 Preferred at his election pursuant to the original terms of the 2001 Preferred. Each share of 2001 Preferred issued in this dividend is convertible into approximately 24.10 shares of Company common stock.

     On April 1, 2006, 4,178 shares of the Company's Series 2002-A Preferred Stock ("2002 Preferred") were issued as a dividend to three of the existing holders of 2002 Preferred at their election pursuant to the original terms of the 2002 Preferred. Each share of 2002 Preferred issued in this dividend is convertible into approximately 30.77 shares of Company common stock.

     Also, on April 1, 2006, 1,069 shares of the Company's Series 2003-A Preferred Stock ("2003 Preferred") were issued as a dividend to two of the existing holders of the 2003 Preferred in accordance with the original terms of the 2003 Preferred. Each share of 2003 Preferred issued in this dividend is convertible into approximately 153.85 shares of Company common stock.

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


Date: June 13, 2006

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

10.  Employee  Resignation  Agreement dated  January  27,  2006
38   between   Becky   Casey   and   Harold's   Stores,    Inc.
     (Incorporated by reference to Form 8-K dated  January  26,
     2006).

10.  Amended  and restated Voting Agreement dated May  2,  2003
39 by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit B-2 to Amendment No. 11 to
     Schedule 13D filed on June 2, 2003 by Ronald de Waal, Inter-Him N.V. and W. Howard Lester)

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