Form 10-Q
period 2006-07-29
HAROLDS STORES INC
filed 2006-09-12
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

As of August 31, 2006, the registrant had 6,223,508 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                   For the Period Ended July 29, 2006


Part I - FINANCIAL INFORMATION                                       Pag
                                                                      e

Item Financial Statements
1.

     Consolidated Balance Sheets - July 29, 2006 (unaudited) and        3
     January 28, 2006

     Consolidated Statements of Operations -
          Thirteen and Twenty-six Weeks ended July 29, 2006             5
          (unaudited) and July 30, 2005, (unaudited)

     Consolidated Statements of Cash Flows -
          Twenty-six Weeks ended July 29, 2006 (unaudited) and July     6
          30, 2005, (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition       14
2.   and Results of Operations

Item Quantitative and Qualitative Disclosures About Market Risk        20
3.

Item Controls and Procedures                                           20
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 20
1.

Item Risk Factors                                                      20
1A.

Item Unregistered Sales of Equity Securities and Use of Proceeds       20
2.

Item Defaults Upon Senior Securities                                   21
3.

Item Submission of Matters to a Vote of Security Holders               21
4.

Item Other Information                                                 21
5.

Item Exhibits                                                          21
6.

     Signatures                                                          7  22

                             PART I

ITEM 1.   FINANCIAL STATEMENTS

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                   July 29,   January
                                     2006       28,
                                               2006
                                   (Unaudi
                                     ted)

Current assets:

Cash and cash equivalents                 $         $
                                        742       636
Trade accounts receivable, less
allowance for doubtful accounts       5,615     6,343
of $100 as of July 29 and $138
as of January 28
Note and other receivables               14       157
Merchandise inventories              18,607    16,657
Prepaid expenses                      1,048     1,146

Total current assets                 26,026    24,939

Property and equipment, at cost      42,933    41,670
Less accumulated depreciation        (33,019    (31,39
and amortization                           )        4)

Net property and equipment            9,914    10,276

Total assets                        $35,940    $35,21
                                                    5




       HAROLD'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' DEFICIT
          (In Thousands Except Share Data)

                                   July 29,    January
                                     2006       28,
                                               2006
                                   (Unaudi
                                     ted)
Current liabilities:
Accounts payable                           $        $
                                      7,507    9,013
Redeemable gift certificates            818    1,105
Accrued payroll expenses and            731      747
bonuses
Accrued rent expense                    365      353
Deferred gain on sale of                 74       74
building
Current maturities of long-term      24,282    17,64
debt                                               7

Total current liabilities            33,777    28,93
                                                   9

Accrued rent expense, net of          4,746    5,164
current
Deferred gain, net of current            19       55
portion
Long-term debt, net of current        1,170    1,199
maturities (See Note 5)

Total long-term liabilities           5,935    6,418

Total liabilities                    39,712    35,35
                                                   7

Commitments and contingencies
(See Note 7)

Convertible preferred stock of
$.01 par value
Amended      Series      2001-A,
authorized    500,000    shares,
issued  and outstanding  342,653      6,853    6,826
as  of July 29, 2006 and 341,296
as of January 28, 2006

Series     2002-A,    authorized
300,000   shares,   issued   and
outstanding 231,550 as  of  July      4,631    4,548
29,  2006  and  227,372  as   of
January 28, 2006

Series     2003-A,    authorized
100,000   shares,   issued   and
outstanding 56,742  as  of  July      5,674    5,567
29,   2006  and  55,673  as   of
January 28,2006

Series     2006-A,    authorized
100,000   shares,   issued   and
outstanding 25,000  as  of  July      2,498        -
29,  2006 and none as of January
28, 2006

2001-A  and  2002-A entitled  to
$20.00 per share, and 2003-A and
2006-A  entitled to $100.00  per
share, in each case plus accrued
but    unpaid    dividends    in
liquidation

                                     19,656    16,94
                                                   1
Stockholders' deficit:
Common stock of $.01 par value
 Authorized  25,000,000  shares;
   issued     and    outstanding         62       62
   6,223,508 as of July 29, 2006
   and January 28, 2006
Additional paid-in capital           34,470    34,46
                                                   9
Accumulated deficit                  (57,958    (51,6
                                           )      12)
                                     (23,426    (17,0
                                           )      81)
Less:  Treasury stock of 205 shares
as  of July 29, 2006 and January         (2)      (2)
28, 2006 recorded at cost
Total stockholders' deficit          (23,428    (17,0
                                           )      83)

Total liabilities and               $35,940    $35,2
stockholders' deficit                             15