Form 10-Q/A
period 2006-07-29
HAROLDS STORES INC
filed 2006-09-25
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)


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


                           Commission File No. 1-10892




                              HAROLD'S STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Oklahoma                                             73-1308796
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


           5919 Maple Avenue
          Dallas, Texas 75235                            (214) 366-0600
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Registrant's telephone number,
              (Zip Code)                              including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes  [X]               No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

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

================================================================================

                      Harold's Stores, Inc. & Subsidiaries
                                   Form 10-Q/A
                       For the Period Ended July 29, 2006


                             Introductory Statement


         This Amendment No. 1 to Form 10-Q is filed solely for the purpose of filing the complete filed Form 10-Q for the Period Ended July 29, 2006. Due to problems in the filing process, the Form 10-Q filed with the Securities and Exchange Commission on September 12, 2006 does not reflect the complete text of the Form 10-Q. This amendment is being filed to file the complete Form 10-Q. There are no amendments being made.

                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                         Quarterly Report on Form 10-Q/A
                       For the Period Ended July 29, 2006




Part I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.     Financial Statements

            Consolidated Balance Sheets - July 29, 2006 (unaudited)
               and January 28, 2006 .......................................    4

            Consolidated Statements of Operations -
               Thirteen and Twenty-six Weeks ended July 29, 2006 (unaudited)
               and July 30, 2005, (unaudited) .............................    6

            Consolidated Statements of Cash Flows -
               Twenty-six Weeks ended July 29, 2006 (unaudited)
               and July 30, 2005, (unaudited) .............................    7

            Notes to Interim Consolidated Financial Statements.............    8

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   20

Item 4.     Controls and Procedures........................................   21



Part II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings..............................................   22

Item 1A.    Risk Factors...................................................   22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....   22

Item 3.     Defaults Upon Senior Securities................................   22

Item 4.     Submission of Matters to a Vote of Security Holders............   22

Item 5.     Other Information..............................................   23

Item 6.     Exhibits.......................................................   23

            Signatures.....................................................   24

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)



                                                                  July 29,       January 28,
                                                                    2006            2006
                                                                ------------    ------------
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                   $        742    $        636
    Trade accounts receivable, less allowance for doubtful
      accounts of $100 as of July 29 and $138 as of January 28         5,615           6,343
    Note and other receivables                                            14             157
    Merchandise inventories                                           18,607          16,657
    Prepaid expenses                                                   1,048           1,146
                                                                ------------    ------------

    Total current assets                                              26,026          24,939
                                                                ------------    ------------

    Property and equipment, at cost                                   42,933          41,670
    Less accumulated depreciation and amortization                   (33,019)        (31,394)
                                                                ------------    ------------

    Net property and equipment                                         9,914          10,276
                                                                ------------    ------------

    Total assets                                                $     35,940    $     35,215
                                                                ============    ============






                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In Thousands Except Share Data)

                                                                  July 29,       January 28,
                                                                    2006            2006
                                                                ------------    ------------
                                                                 (Unaudited)
Current liabilities:
    Accounts payable                                            $      7,507    $      9,013
    Redeemable gift certificates                                         818           1,105
    Accrued payroll expenses and bonuses                                 731             747
    Accrued rent expense                                                 365             353
    Deferred gain on sale of building                                     74              74
    Current maturities of long-term debt                              24,282          17,647
                                                                ------------    ------------

    Total current liabilities                                         33,777          28,939
                                                                ------------    ------------

Accrued rent expense, net of current                                   4,746           5,164
Deferred gain, net of current portion                                     19              55
Long-term debt, net of current maturities (See Note 5)                 1,170           1,199
                                                                ------------    ------------

    Total long-term liabilities                                        5,935           6,418
                                                                ------------    ------------

    Total liabilities                                                 39,712          35,357

Commitments and contingencies (See Note 7)

Convertible preferred stock of $.01 par value
    Amended Series 2001-A, authorized 500,000 shares,
    issued and outstanding 342,653 as of July 29, 2006
    and 341,296 as of January 28, 2006                                 6,853           6,826

    Series 2002-A, authorized 300,000 shares, issued
    and outstanding 231,550 as of July 29, 2006 and
    227,372 as of January 28, 2006                                     4,631           4,548

    Series 2003-A, authorized 100,000 shares, issued
    and outstanding 56,742 as of July 29, 2006 and
    55,673 as of January 28, 2006                                      5,674           5,567

    Series 2006-A, authorized 100,000 shares, issued
    and outstanding 25,000 as of July 29, 2006 and
    none as of January 28, 2006                                        2,498              --

    2001-A and 2002-A entitled to $20.00 per share,
    and 2003-A and 2006-A entitled to $100.00 per share,
    in each case plus accrued but unpaid dividends in
    liquidation
                                                                ------------    ------------

                                                                      19,656          16,941
Stockholders' deficit:
    Common stock of $.01 par value
    Authorized 25,000,000 shares; issued and outstanding
       6,223,508 as of July 29, 2006 and January 28, 2006                 62              62
    Additional paid-in capital                                        34,470          34,469
    Accumulated deficit                                              (57,958)        (51,612)
                                                                ------------    ------------
                                                                     (23,426)        (17,081)
    Less: Treasury stock of 205 shares as of July 29, 2006
       and January 28, 2006 recorded at cost                              (2)             (2)
                                                                ------------    ------------
    Total stockholders' deficit                                      (23,428)        (17,083)
                                                                ------------    ------------

    Total liabilities and stockholders' deficit                 $     35,940    $     35,215
                                                                ============    ============

                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)


                                                            13 Weeks Ended                 26 Weeks Ended
                                                    ----------------------------     ----------------------------
                                                      July 29,        July 30,        July 29,        July 30,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Sales                                               $     19,283    $     20,298    $     40,391    $     44,262

Costs and expenses:
    Costs of goods sold (including occupancy and
    central buying expenses, exclusive of items
    shown separately below)                               16,541          15,558          29,952          30,026
                                                    ------------    ------------    ------------    ------------

      Gross margin                                         2,742           4,740          10,439          14,236

    Selling, general and administrative expenses           6,345           6,307          13,668          13,708

    Depreciation and amortization                            864             969           1,716           1,943
                                                    ------------    ------------    ------------    ------------

      Operating loss                                      (4,467)         (2,536)         (4,945)         (1,415)

    Interest expense                                         597             357           1,068             696

    Gain on sale of building                                 (18)             --             (36)             --
                                                    ------------    ------------    ------------    ------------

                                                             579             357           1,032             696
                                                    ------------    ------------    ------------    ------------

    Loss before income taxes                              (5,046)         (2,893)         (5,977)         (2,111)

    Benefit for income taxes                                  --              --              --              --
                                                    ------------    ------------    ------------    ------------

    Net loss                                        $     (5,046)   $     (2,893)   $     (5,977)   $     (2,111)
                                                    ============    ============    ============    ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

    Net loss                                        $     (5,046)   $     (2,893)   $     (5,977)   $     (2,111)

    Less: Preferred stock dividends and accretion
      of preferred stock issuance costs                       --             375             369             752
                                                    ------------    ------------    ------------    ------------

    Net loss applicable to common stockholders      $     (5,046)   $     (3,268)   $     (6,346)   $     (2,863)
                                                    ============    ============    ============    ============

Net loss per common share:
    Basic                                           $      (0.81)   $      (0.53)   $      (1.02)   $      (0.46)
                                                    ============    ============    ============    ============
    Diluted                                         $      (0.81)   $      (0.53)   $      (1.02)   $      (0.46)
                                                    ============    ============    ============    ============

                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                       26 Weeks Ended
                                                                ----------------------------
                                                                  July 29,        July 30,
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                             $     (5,977)   $     (2,111)
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
   Depreciation and amortization                                       1,716           1,943
   Gain on sale of assets                                                (21)            (20)
   Recognition of deferred gain on sale of building                      (36)             --
   Changes in assets and liabilities:
      Decrease in trade and other accounts receivable                    861             629
      Increase in merchandise inventories                             (1,950)            153
      Decrease in prepaid expenses                                        98             237
      Decrease in accounts payable                                    (1,506)           (747)
      Decrease in accrued expenses                                      (745)           (819)
                                                                ------------    ------------

Net cash used in operating activities                                 (7,560)           (735)
                                                                ------------    ------------

Cash flows from investing activities:
  Acquisition of property and equipment                               (1,317)           (329)
  Proceeds from disposal of property and equipment                        21              20
  Issuance of note receivable                                             --              (6)
  Payments received for notes receivable                                  10              49
                                                                ------------    ------------

  Net cash used in investing activities                               (1,286)           (266)
                                                                ------------    ------------

Cash flows from financing activities:
  Borrowings on long-term debt                                            --           1,300
  Payments on long-term debt                                             (78)           (721)
  Advances on revolving line of credit                                54,219          50,099
  Payments on revolving line of credit                               (47,535)        (48,502)
  Proceeds from exercise of common stock options                          --               1
  Proceeds from issuance of preferred stock                            2,497              --
  Preferred stock dividends                                             (151)           (526)
                                                                ------------    ------------

Net cash provided by financing activities                              8,952           1,651
                                                                ------------    ------------

Net increase in cash and cash equivalents                                106             650
Cash and cash equivalents at beginning of period                         636             674
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $        742    $      1,324
                                                                ============    ============

Non-cash investing and financing activities:
  Preferred stock dividends paid in shares of
   preferred stock                                                       385             199

                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         July 29, 2006 and July 30, 2005
                                   (Unaudited)

1.       UNAUDITED INTERIM PERIODS

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of July 29, 2006 and the results of its operations and cash flows for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005. The results of operations for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

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

         In the third quarter of 2005, the Company, with approval from its Board of Directors, announced the acceleration of all unvested stock options granted and outstanding. The Company's decision to accelerate the vesting of certain outstanding stock option grants was made to avoid the recognition of compensation expense in the 2006 and future financial statements.

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

         In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

5.       LONG-TERM DEBT

         The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 29, 2006 was $24,219,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $23,600,000 and $21,092,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the twenty-six weeks ended July 29, 2006, the WFRF line of credit had a high balance of $26,321,000. At July 29, 2006 the Company's availability under the WFRF line of credit was approximately $1,649,000 above the minimum availability requirement of $1.0 million and the average interest rate on all WFRF indebtedness was 7.54%.

         In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and
W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester was a director of the Company until June 2006. In April 2004, RonHow provided an additional $2 million of funding through another loan participation agreement with WFRF.

         In order to achieve additional liquidity, on January 24, 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. Messrs. de Waal and Lester are both significant beneficial owners of the Company's common stock, and Mr. Lester was a director of the Company until June 2006. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment, assuming this conversion feature is approved by the Company's shareholders at its 2006 annual meeting of shareholders. Additionally, the Company will pay an additional 4% fee per annum on the outstanding new participation amount up to $3 million, commencing immediately. This fee is the same as the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

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

         The Company was in compliance with its debt covenants for the period ended July 29, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.       INCOME TAXES

         The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.4 million which begin to expire in 2006. The Company's valuation allowance fully provides for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of July 29, 2006 and January 28, 2006 is equal to 100% of its deferred tax assets.

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

7.       COMMITMENTS AND CONTINGENCIES

         The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At July 29, 2006, there were no pending litigation matters.

8.       PREFERRED STOCK

         The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of July 29, 2006, the Board had authorized four series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares and the 2006-A Preferred Stock consisting of 100,000 shares.

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

         On February 5, 2003, the Company closed on a $5 million private equity investment by Inter-Him, N.V., of which Ronald de Waal is a Managing Director, and W. Howard Lester, a director of the Company (the "Investors"). The Investors purchased an aggregate of 50,000 shares of a new series of preferred stock, designated Series 2003-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2003-A Preferred Stock is convertible into common stock at a fixed rate of $1.15 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A Preferred Stock. As a result of the sale of the 2003-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by Inter-Him and Mr. de Waal is 51.5%.

         In consideration for RonHow's agreement to fund the Company's additional $2 million in borrowing capacity in 2004 and an additional $3 million in borrowing capacity in 2006 under the credit facility as described above, the Company granted to RonHow the right to convert any of the incremental $2 million funded in 2004 into shares of 2003-A Preferred Stock and the $3 million funded in 2006 into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2003-A Preferred Stock to be issued on conversion of the 2004 $2 million is convertible into shares of common stock at a price of $2.524 per share and the

2006-A Preferred Stock to be issued upon conversion of the 2006 $3 million is convertible into shares of common stock at a price of $0.87 per share, in each case equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment.

         On June 1, 2006, the Company closed on an additional $2.5 million private equity investment by the Investors. The Investors purchased an aggregate of 25,000 shares of Series 2006-A Preferred Stock, at a purchase price of $100.00 per share. These shares of Series 2006-A Preferred Stock are convertible into common stock at a fixed rate of $0.67 per share based on the 20-trading-day average price immediately preceding the closing, and otherwise have rights and preferences substantially similar to the Company's existing other series of outstanding preferred stock. As a result of the sale of the 2006-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by the holders of preferred stock is 73.7%.

         None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

9.       STOCK OPTIONS

         The following table illustrates the effect on net income and net income per share for the thirteen week and twenty-six week periods ended July 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans:

                                                         13 Weeks    26 Weeks
                                                           Ended       Ended
                                                         --------    --------
                                                         July 30,    July 30,
                                                           2005        2005
                                                         --------    --------
                                                            (In thousands,
                                                         except per share data)

Net loss applicable to common stockholders,
as reported                                              $ (3,268)   $ (2,863)

Add:
Stock-based employee compensation expense included in
  reported net loss                                           --          --

Deduct:
Stock-based employee compensation expense determined
  under fair value method for all awards                       74         156
                                                         --------    --------

Pro forma net loss applicable to common stockholders     $ (3,342)   $ (3,019)
                                                         ========    ========

Net loss per average common share:
  Basic, as reported                                      $(0.53)     $(0.46)
  Basic, pro forma                                        $(0.54)     $(0.49)

  Diluted, as reported                                    $(0.53)     $(0.46)
  Diluted, pro forma                                      $(0.54)     $(0.49)


10.      REVENUE RECOGNITION

         Sales from store locations represented approximately 94% of the Company's total sales for the thirteen and twenty-six weeks, respectively, ended July 29, 2006. This compares to store location sales of approximately 97% and 96% for the thirteen and twenty-six week periods, respectively, of the prior year. These sales are recognized at the time of the customer's purchase. The Company's direct catalog and internet sales represented about six percent of the total sales for the thirteen and twenty-six weeks, respectively, ended July 29, 2006 compared to approximately three percent and four percent for the thirteen and twenty-six weeks, respectively, of the prior year. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.      EARNINGS PER SHARE

         Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                                                 13 Weeks Ended        26 Weeks Ended
                                               ------------------    ------------------
                                               July 29,   July 30,   July 29,   July 30,
                                                 2006       2005       2006       2005
                                               -------    -------    -------    -------
                                                            (in thousands)
  Net loss applicable to common shareholders
  - basic and diluted                          $(5,046)   $(3,268)   $(6,346)   $(2,863)
                                               =======    =======    =======    =======

  Average common shares outstanding              6,224      6,223      6,224      6,223

  Effect of dilutive securities:
     Employee stock options                       --         --         --         --

     Convertible preferred stock                  --         --         --         --
                                               -------    -------    -------    -------

   Diluted average common shares outstanding     6,224      6,223      6,224      6,223
                                               =======    =======    =======    =======

   Net loss
     Basic                                     $ (0.81)   $ (0.53)   $ (1.02)   $ (0.46)
                                               =======    =======    =======    =======
     Diluted                                   $ (0.81)   $ (0.53)   $ (1.02)   $ (0.46)
                                               =======    =======    =======    =======

         Approximately 1,852,656 shares and 1,840,937 shares for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and approximately 1,852,656 shares and 1,848,630 shares for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 655,945 and 616,176 preferred shares convertible into 15,775,163 and 11,501,556 common shares, respectively, for the thirteen weeks ended July 29, 2006 and July 30, 2005, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive. Approximately 655,945 and 616,176 preferred shares convertible into 15,775,163 and 11,501,556 common shares, respectively, for the twenty-six weeks ended July 29, 2006 and July 30, 2005, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

12.      RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period balances to conform to the July 29, 2006 presentation.

13.      SUBSEQUENT EVENT

         On August 31, 2006, the Company and RonHow LLC ("RonHow" or the "Lender") which is owned by Ronald de Waal and W. Howard Lester, entered into a Subordinated Loan Agreement ("Loan Agreement") pursuant to which the Lender loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with Wells Fargo Retail Finance II LLC

("WFRF") and the $300,000 balance will be used as described below. The Company will have the right to reborrow under the WFRF credit facility in accordance with its terms. The Company also issued to the Lender a 10 year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. The Loan is also convertible into Series 2006-B Preferred Stock at the option of the Lender at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, the lender also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. The Lender's rights to the collateral and to payment is subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between the Lender, WFRF and the Company.

          In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms.

         The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan.

         The Series 2006-B Preferred Stock has terms substantially identical to the terms of the Company's existing Series 2006-A Preferred Stock, except that the Series 2006-B Preferred Stock ranks prior to all other series of preferred stocks with respect to dividends and the right to received liquidation proceeds.

         On September 6, 2006, Harold's Store's Inc. (the "Company") notified its employees that effective September 18, 2006 Leonard M. Snyder will be relinquishing his position as Interim Chief Executive Officer at the Company. Mr. Snyder has served in such capacity since July 29, 2005. He has been commuting between Tucson, Arizona and the Company's Dallas, Texas headquarters since that time, and family commitments will prohibit him from continuing to do this. The Company's board did not request his resignation and did not have concerns about his performance. Mr. Snyder will not receive any severance payments as a result of his resignation. Mr. Snyder will continue to serve as a director of the Company.

         Effective September 18, 2006, the Board of Directors has appointed Clark J. Hinkley to replace Mr. Snyder as the Company's Interim Chief Executive Officer. Mr. Hinkley, age 64, previously served as Chief Executive Officer at the Company from 2001 through 2004 and has been a board member since 2001. Additionally, Mr. Hinkley has been serving as a merchandising consultant to the Company since January 2006. Mr. Hinkley has been paid $210,000 per year as a merchandising consultant and will be paid at this same rate until the Board of Directors and Compensation Committee meet on September 21, 2006.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                                                      13 Weeks Ended            26 Weeks Ended
                                                   ---------------------     ---------------------
                                                   July 29,      July 30,    July 29,     July 30,
                                                     2006         2005         2006         2005
                                                   --------     --------     --------     --------
  Sales                                               100.0%       100.0%       100.0%       100.0%
  Costs of goods sold                                 (85.8)       (76.6)       (74.2)       (67.8)

  Gross margin                                         14.2         23.4         25.8         32.2
  Selling, general and administrative expenses        (32.9)       (31.1)       (33.8)       (31.0)
  Depreciation and amortization                        (4.5)        (4.8)        (4.2)        (4.4)

  Operating (loss) income                             (23.2)       (12.5)       (12.2)        (3.2)

  Interest expense                                     (3.1)        (1.8)        (2.6)        (1.6)
  Gain on sale of building                              0.1         --            0.1         --
                                                   --------     --------     --------     --------

                                                       (3.0)        (1.8)        (2.5)        (1.6)
   Loss before income taxes                           (26.2)       (14.3)       (14.7)        (4.8)
   Provision for income taxes                          --           --           --           --
                                                   --------     --------     --------     --------

   Net loss                                           (26.2)%      (14.3)%      (14.7)%       (4.8)%
                                                   ========     ========     ========     ========

         The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                                        13 Weeks Ended           26 Weeks Ended
                                     ---------------------    ---------------------
                                     July 29,     July 30,    July 29,     July 30,
                                       2006         2005        2006         2005
                                     --------     --------    --------     --------
  Sales (000's)                        19,283       20,298      40,391       44,262
                                     ========     ========    ========     ========

  Total sales (decrease) increase        (5.0)%        5.2%       (8.8)%        1.9%
  Change in comparable store sales
  (52 week basis) (1)                    (9.4)%        0.0%      (13.3)%        0.0%
  Store locations:
  Existing stores                          42           41          41           41
  Stores closed                          --           --          --           --
  New stores opened                      --           --             1         --
                                     --------     --------    --------     --------
    Total stores at end of period          42           41          42           41
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

         No stores were opened, relocated or closed during either the thirteen weeks ended July 29, 2006 or July 30, 2005. During the year-to-date 2006 period, the Company opened one new store in Montgomery, Alabama, relocated one store in Atlanta, Georgia and closed no stores. This compares to no such activities in the comparable prior year-to-date period. The Company plans to open an additional new store in Little Rock, Arkansas and to relocate its Charlotte, North Carolina store within the same center during fall 2006.

         The decline in comparable store sales for the thirteen weeks ended July 29, 2006 can be primarily attributed to unfavorable customer response to the Company's spring and summer merchandise offerings. This merchandise was more casual and trendier than historical offerings. The Company's merchandise assortments for fall and holiday 2006 are considered to be more classically-inspired and include a dressier component. Direct (internet and catalog) sales were approximately $1.2 million for the thirteen weeks ended July 29, 2006, nearly double last year's level of $670,000 for the same period due to expanded internet offerings including sale merchandise. The sales decline for the twenty-six weeks ended July 29, 2006 was also impacted by a significant decrease in sales volume during February, caused by a combination of having much less fall and winter merchandise to sell at clearance than during February of the prior year, and to unfavorable customer response to spring merchandise receipts. Direct (internet and catalog) sales were approximately $2.4 million for the twenty-six weeks ended July 29, 2006, approximately 47% above the levels of $1.6 million for the same period of the prior year.

         Gross margin represents net sales less cost of products, merchandising functions and store occupancy costs for retail stores. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's second quarter 2006 gross margin of 14.2% was a significant decline from the 23.4% in the same period of last year. The gross margin for the twenty-six week period July 29, 2006 declined to 25.8% from 32.2% during the same period of the prior year. Gross margin decreased during the thirteen and twenty-six week periods due to incremental markdowns incurred to sell spring and summer merchandise. Additionally, during the thirteen and twenty-six week periods the sales declines experienced caused the occupancy and central buying office costs included in cost of goods sold to be higher as a percentage of sales for the quarter and year-to-date periods of 2006.

         Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 32.9% of sales for the second quarter of 2006 compared to 31.1% for the second quarter of 2005 and increased to 33.8% of sales for the twenty-six weeks ended July 29, 2006 compared to 31.0% for the twenty-six weeks ended July 30, 2005. Selling, general and administrative expenses were relatively unchanged in the aggregate but were higher as a percentage of sales due to the lack of sales leverage.

         Depreciation and amortization expense decreased slightly to 4.5% of sales for the second quarter of 2006 from 4.8% for the second quarter of 2005 and decreased slightly to 4.2% of sales for the twenty-six weeks ended July 29, 2006 from 4.4% for the twenty-six weeks ended July 30, 2005. Total depreciation expense declined in the aggregate due to the sale of the Company's Norman, Oklahoma office building during the third quarter of 2005.

         The average balance of total outstanding debt was $24,839,000 for the twenty-six weeks ended July 29, 2006 compared to $22,992,000 for the same period of 2005. This increase in average balances resulted principally from the sales decline noted and costs associated with the opening of a new store, relocation of a store and increased inventory levels. Interest expense increased as a percentage of sales due to a combination of the Company's higher average debt balance and increasing interest rates. The weighted average interest rate on the Company's WFRF indebtedness was 7.54% at July 29, 2006 compared to 5.74% at July 30, 2005.

         The Company reported a net loss applicable to common stockholders of $5,046,000 or $0.81 per basic and diluted share during the second quarter of 2006 compared to a net loss of $3,268,000 or $0.53 per basic and diluted share for the second quarter of last year. For the twenty-six weeks ended July 29, 2006, the Company reported a net loss applicable to common stockholders of $6,346,000 or $1.02 per basic and diluted share compared to a net loss of $2,863,000 or $0.46 per basic and diluted share for the same period last year. The current year loss is primarily the result of the decline in sales, as described above which resulted in increased markdowns and lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002, $5 million in February 2003 and $2.5 million in June 2006. The Company has also received funding from loan participations purchased by significant shareholders in the amounts of $2 million in 2003, $2 million in 2004 and $3 million in 2006. The Company experienced deficit operating cash flows of $7,560,000 for the twenty-six weeks ended July 29, 2006 compared to deficit operating cash flows of $735,000 for the twenty-six weeks ended July 30, 2005. This decrease in cash flows is principally related to the decrease of the Company's earnings and the Company's increase in its inventories for 2006. The Company's increase in merchandise inventories is primarily attributable to the Company owning 17% less inventory at January 28, 2006 than at January 29, 2005. At July 29, 2006, inventory levels were seven percent lower than at July 30, 2005 due to reduced ownership of prior season inventories. The negative cash flow for the first and second quarters has resulted in the need for additional working capital. As a result on June 1, 2006, Inter-Him N.V. and W. Howard Lester, the principal owners of the Company's preferred stock, purchased $2.5 million of the Company's Series 2006-A Preferred Stock. In addition, on September 1, 2006 the Company closed on a new $5 million subordinated debt facility with RonHow LLC, which is owned by the same principal owners of the Company's preferred stock. See "Strategy and Liquidity Update" below for additional information.

         The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which should allow the Company to achieve a return to future profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings and private equity investments and subordinated loans from its principal shareholders, there can be no assurances that these, or any other financing resources, will be available for future needs.

         Changes in the Company's investing activities relate primarily to the capital expenditures incurred for the opening of the Montgomery, Alabama store, the relocation of the Perimeter store in Atlanta, Georgia and progress billings on construction of a new store in Little Rock, Arkansas. The budgeted capital expenditures for 2006 are approximately $2.5 million which are expected to be used for new store locations, store relocations and a new point of sale system to be implemented during late 2006.

         The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at July 29, 2006 was $24,219,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $23,600,000 and $21,092,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the twenty-six weeks ended July 29, 2006, the WFRF line of credit had a high balance of $26,321,000. At July 29, 2006 the Company's availability under the WFRF line of credit was approximately $1,649,000 above the minimum availability requirement of $1.0 million and the average interest rate on all WFRF indebtedness was 7.54%.

         In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide for additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester was a director of the Company until June 2006. In April 2004, RonHow provided an additional $2 million of funding through another loan participation agreement with WFRF.

         In order to achieve additional liquidity, on January 24, 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. Messrs. de Waal and Lester are both significant beneficial owners of the Company's common stock, and Mr. Lester was a director of the Company until June 2006. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, the Company will pay an additional 4% fee per annum on the outstanding new participation amount up to $3 million, commencing immediately. This fee is in addition to the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

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

         The Company was in compliance with its debt covenants for the period ended July 29, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                                            July 29,    January 28,     July 30,
                                              2006          2006          2005
                                            --------    -----------    ---------
Working capital (000's)                     $(7,751)       $(4,000)       $(921)
Current ratio                                  .77:1         .86:1        .97:1
Ratio of working capital to total assets     (.22):1       (.11):1      (.02):1
Ratio of total debt to stockholders'
 deficit                                    (6.75):1    (132.72):1     (1.82):1

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

         During the second quarter of 2006, the Company experienced a total sales decline of 5.0%, an improvement over the declines of 11.8% experienced during first quarter of 2006. These declines were principally due to the following:

         - The spring and summer merchandise that delivered to stores did not receive a consistently favorable reaction from customers. Overall, it was trendier and more casual than was historically offered at Harold's. The fall and holiday 2006 deliveries are believed to include more of Harold's classically-inspired apparel, inclusive of a dressier merchandise component.
         - A decision was made in early 2005 to alter the timing and quantity of fall, winter and holiday receipts. This resulted in the Company not having adequate quantities of wear-now or clearance apparel available for sale during the month of February 2006, negatively affecting sales for the year-to-date period. For 2006, the Company has established an improved flow of merchandise for fall, winter and holiday deliveries which will allow for a new merchandise delivery in stores approximately every 30 days.

         Clark Hinkley, the Company's former Chief Executive Officer who retired in January 2004, returned in January 2006 to assist the Company in the product development areas. During Mr. Hinkley's tenure as CEO, the Company returned to classically-inspired, brand appropriate merchandise that resulted in some of the best sales performance the Company has experienced in recent years. Effective September 18, 2006, the Board of Directors has appointed Clark J. Hinkley as the Company's Interim Chief Executive Officer. See Note 13 to the Interim Consolidated Financial Statements for further information.

         On June 1, 2006, the Company announced that it had completed the sale of $2.5 million of 2006-A Preferred Stock to the Company's two largest investors, Inter-Him and W. Howard Lester. The proceeds of this financing were utilized for general working capital purposes.

         During the first quarter of 2006, the Company enhanced its real estate portfolio through strategic store relocations and new store openings in markets similar to those that have historically proven to be successful. This includes relocations of stores in Greenville, SC (completed in late January 2006), and Atlanta, GA, which were relocated to improved locations, and a new store opening in Montgomery, AL. A new store is also expected to open later in 2006 in Little Rock, AR, and the Charlotte, NC store will be relocating within the same center. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

         During the twenty-six weeks ended July 29, 2006, the Company experienced negative cash flows from operations of approximately $7.6 million. The majority of this was due to net losses recorded of $6.0 million. Such losses were attributable to declining sales as a result of poor customer response to merchandise assortments, which led to incremental markdowns and lower gross margin. While the Company believes that the efforts undertaken to improve merchandise content and flow will lead to improved financial results, there can be no assurances that these efforts will result in positive cash flows from operations for the remainder of 2006.

         For the period from May 1, 2006 through February 1, 2007, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of July 29, 2006, $387,181 of dividends had cumulated with $384,386 cumulating in additional shares of preferred stock and $2,795 cumulating in cash. In prior periods, these dividends were paid in cash or stock on each applicable dividend payment date.

         On August 31, 2006 the Company obtained $5 million in additional financing in the form of a new subordinated loan from RonHow LLC ("RonHow"). RonHow is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. At RonHow's option, the amount of the loan may be increased to $10 million. In conjunction with this transaction, the Company entered into an amendment to its existing credit facility with Wells Fargo Retail Finance II, LLC ("Wells Fargo") to permit the new financing, but otherwise did not materially change the terms of the facility. The Company has obtained these funds in order to provide for additional working capital. See Note 13 to the Interim Consolidated Financial Statements for further information.

         If the Company can properly execute the merchandising initiatives as outlined within the Form 10-K and above, this should result in improvements in its operating performance for the remainder of 2006.

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

         During the first half of 2006, the Company's average debt levels increased to $24,839,000 as compared to $22,992,000 for the same period of the prior year. In addition, interest rates have increased from an average of 5.74% at July 30, 2005 to an average of 7.54% at July 29, 2006. The Company's most recent borrowings have been at higher interest rates with $5 million of the investor loan participation bearing interest at four percent above the bank's lending rates and the most recent subordinated debt closed on August 31, 2006 bears an interest rate of 13.5%.

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

         No change in the Company's internal control over financial reporting occurred during the twenty-six week period ended July 29, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 1A.RISK FACTORS

         There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ending January 28, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 1, 2006, 25,000 shares of the Company's Amended Series 2006-A Preferred Stock ("2006 Preferred") were issued. Each share of 2006 Preferred issued is convertible into approximately 149.25 shares of Company common stock.

         The Company believes the issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof because these shares were issued without any public solicitation to a limited group of investors, all of whom are either directors of the Company or beneficially own in excess of 10% of the Company's outstanding common stock and all of whom acquired such shares for investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          For the period from May 1, 2006 through February 1, 2007, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of September 12, 2006, $559,556 of dividends had cumulated with $556,761 cumulating in additional shares of preferred stock and $2,795 cumulating in cash.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2006 Annual Meeting of Shareholders of the Company was held on June 22, 2006. The following matters were submitted to a vote of the Company's shareholders:

1. The election of seven directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director were as follows:

               Director                     Votes For           Votes Withheld
         ---------------------             -----------         ----------------

         Leonard M. Snyder                  4,737,375                  --

         Clark J. Hinkley                   4,737,375                  --

         Rebecca Powell Casey              16,166,046              161,293

         William E. Haslam                  7,073,607 *                --

         James D. Abrams                   15,791,424              535,915

         Robert L. Anderson                 7,073,607 *                --

         Margaret A. Gilliam                7,073,607 *                --

     *At the time of the Annual Meeting, the Company had three series of preferred stock outstanding and entitled to vote at the meeting as follows:
     Amended Series 2001-A, Series 2002-A and Series 2003-A ("Preferred Stock"). The holders of Preferred Stock are entitled to vote together with all the other holders of the Company's Common

     Stock on all matters presented to the shareholders (including with respect to the election of directors), and each share of Preferred Stock is entitled to cast a number of votes equal to the number of shares of Common Stock into which such share of Preferred Stock could be converted at the conversion rates described in the preferred stock agreements. The holders of the Preferred Stock are entitled voting as separate classes (with the Amended Series 2001-A and Series2003-A treated as a single class for this purpose) to elect a specified number of directors. With respect to these three directors, the votes represent shares of Preferred Stock (on an as-converted basis) voted in favor of their election.

2. The proposal to approve conversion rights for the 2006-A Preferred Stock as described in the Proxy Statement of the Company dated May 12, 2006, was approved as follows:

    Votes For             Votes Against          Abstentions
-------------------     -----------------     -----------------

     12,561,685               388,270                  943

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         See the Exhibit Index accompanying this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             HAROLD'S STORES, INC.

                                             By: /s/ Leonard Snyder
                                                 ------------------------
                                                 Leonard Snyder
                                                 Interim Chief Executive Officer

                                             By: /s/ Jodi L. Taylor
                                                 ------------------------
                                                 Jodi L. Taylor
                                                 Chief Financial Officer


Date: September 12, 2006

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

4.8 Certificate of Designations of the Series 2006-A Preferred Stock (Incorporated by reference to Exhibit 4.4 to Form 8-K dated January 24,
         2006).

4.9 Amendment to the Certificate of Designation of the Series 2006-A Preferred Stock dated August 31, 2006 (Incorporated by reference to
         Exhibit 4.1 to Form 8-K dated August 31, 2006).

4.10 Certificate of Correction to the Certificate of Designation of the Series 2006-A Preferred Stock dated August 31, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 31, 2006).

4.11 Certificate of Designation of the Series 2006-B Preferred Stock of Harold's Stores, Inc., dated August 31, 2006 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 31, 2006).

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

10.5* Employment Agreement dated February 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended January 31, 2004).

10.6* Stock Option Agreement dated February 23, 2001 between Company and Clark Hinkley (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended February 3, 2001).

10.7* First Amendment to Stock Option Agreement dated February 9, 2004 between Company and Clark Hinkley (Incorporated by reference to Exhibit
         10.8 to Form 10-K for the year ended January 31, 2004).

10.8* Employment and Deferred Compensation Agreement dated February 1, 1998 between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.25 to Form 10-Q for quarter ended May 2, 1998).

10.9* First Amendment dated February 28, 2001 to Employment and Deferred Compensation Agreement between Company and Harold G. Powell (Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended February 3, 2001).

10.10 Series 2001-A Preferred Stock Purchase Agreement dated February 23, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2001).

10.11 Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.12 Voting Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 28, 2001).

10.13 Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.14 First Amended and Restated Stockholders Agreement dated June 15, 1998 among certain stockholders of Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended August 1, 1998).

10.15 First Amendment dated February 28, 2001 to First Amended and Restated Stockholders Agreement among certain stockholders of Company (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 28, 2001).

10.16 Series 2002-A Preferred Stock Purchase Agreement dated as of June 26, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 2,
         2002).

10.17 First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2,
         2002).

10.18 First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.19 First Amendment to Voting Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William
         E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 2, 2002).

10.20 Series 2003-A Preferred Stock Purchase Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 4, 2003).

10.21 Second Amendment to Investor Rights Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4, 2003).

10.22 Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.23 Series 2003-A Preferred Stock Investment Agreement dated as of February 4, 2003, by and between Harold's Stores, Inc. and 329 Partners-II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Form 8-K dated February 4, 2003).

10.24 Form of Indemnification Agreement between Company and members of its Board of Directors (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10.25 Form of Waiver of Claims and Covenant Not to Sue Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.26 Participation Agreement dated as of July 10, 2003, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 10, 2003).

10.27 Amended and Restated Participation Agreement dated as of April 29, 2004, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended January 31, 2004).

10.28 Assignment and Assumption of Lease Agreement and Third Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1, 2003).

10.29 Option Agreement between Company and RONHOW LLC dated April 30, 2004 (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended January 31, 2004).

10.30 First Amendment to Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended January 31, 2004).

10.31 Second Amendment to Loan and Security Agreement dated as of April 29, 2004, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended January 31, 2004).

10.32 Third Amendment to Loan and Security Agreement dated as of January 24, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated January 24, 2006).

10.33 Reaffirmation of Continuing Guaranty executed as of January 24, 2006, by each of The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., Harold's of White Flint, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated January 24, 2006).

10.34 Second Amended and Restated Participation Agreement dated as of January 24, 2006, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.6 to Form 8-K dated January 24, 2006).

10.35 First Amendment to Option Agreement dated January 24, 2006 between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to
         Exhibit 10.8 to Form 8-K dated January 24, 2006).

10.36 Option Agreement dated January 24, 2006 between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated January 24, 2006).

10.37 Letter of Understanding dated January 24, 2006 by and among Wells Fargo Retail Financce II, LLC, Harold's Stores, Inc. and RonHow, LLC (Incorporated by reference to Exhibit 10.10 to Form 8-K dated January 24, 2006).

10.38 Employee Resignation Agreement dated January 27, 2006 between Becky Casey and Harold's Stores, Inc. (Incorporated by reference to Form 8-K dated January 26, 2006).

10.39 Amended and restated Voting Agreement dated May 2, 2003 by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna
         M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit B-2 to Amendment No. 11 to Schedule 13D filed on June 2, 2003 by Ronald de Waal, Inter-Him N.V. and W. Howard Lester)

10.40 Series 2006-A Preferred Stock Purchase Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated June 1, 2006)

10.41 Third Amendment to Investor Rights Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated June 1,
         2006)

10.42 Amendment No. 4 to Loan and Security Agreement dated as of June 1, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P. and Harold's of Jackson, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 8-K dated June 1, 2006)

10.43 Amendment No. 1 to Amended and Restated Voting Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V., W. Howard Lester and Rebecca Powell Casey (Incorporated by Reference to
         Exhibit 10.4 to Form 8-K dated June 1, 2006)

10.44 Reaffirmation of Continuing Guaranty dated June 1, 2006, by The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., Harold's of White Flint, Inc., HSGA, Inc. and HSTX, Inc. (Incorporated by Reference to Exhibit 10.5 to Form 8-K dated June 1, 2006)

10.45 Amendment No. 5 to Loan and Security Agreement dated as of August 31, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 31, 2006).

10.46 Reaffirmation of Continuing Guaranty executed as of August 31, 2006, by each of The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., Harold's of White Flint, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 31,
         2006).

10.47 Subordinated Loan Agreement dated August 31, 2006 between Harold's Stores, Inc. and RonHow LLC. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 31, 2006).

10.48 Subordinated Note dated August 31, 2006 in the principal amount of $10 million from Harold's Stores, Inc. in favor of RonHow LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 31, 2006).

10.49 Subordinated Security Agreement dated August 31, 2006 between Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's Limited Partners, Inc., HSTX, Inc. and RonHow LLC. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 31, 2006).

10.50 Subordinated Guaranty dated August 31, 2006 from Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's Limited Partners, Inc., and HSTX, Inc. in favor of RonHow LLC. (Incorporated by reference to Exhibit 10.6 to Form 8-K dated August 31,
         2006).

10.51 Subordination and Intercreditor Agreement dated August 31, 2006 between Harold's Store's Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's Limited Partners, Inc., HSTX, Inc., RonHow LLC and Wells Fargo Retail Finance II, LLC (Incorporated by reference to Exhibit 10.7 to Form 8-K dated August 31, 2006).

10.52 Option Agreement dated August 31, 2006, by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Form 8-K dated August 31, 2006).

10.53 Warrant Agreement dated August 31, 2006, by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated August 31, 2006).

22.1 Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350.

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350
----------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.