Form 10-Q
period 2006-10-28
HAROLDS STORES INC
filed 2006-12-12
CIK 818682

2

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28,
2006

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

As of November 30, 2006, the registrant had 6,223,508 shares of Common Stock outstanding.


                  Harold's Stores, Inc. & Subsidiaries
                                Index to
                      Quarterly Report on Form 10-Q
                  For the Period Ended October 28, 2006


Part I - FINANCIAL INFORMATION                                       Pag
                                                                      e

Item Financial Statements
1.

     Consolidated Balance Sheets - October 28, 2006 (unaudited) and     3
     January 28, 2006

     Consolidated Statements of Operations -
          Thirteen and Thirty-nine Weeks ended October 28, 2006         5
          (unaudited) and October 29, 2005, (unaudited)

     Consolidated Statements of Cash Flows -
          Thirty-nine Weeks ended October 28, 2006 (unaudited) and      6
          October 29, 2005, (unaudited)

     Notes to Interim Consolidated Financial Statements                 7

Item Management's Discussion and Analysis of Financial Condition       15
2.   and Results of Operations

Item Quantitative and Qualitative Disclosures About Market Risk        21
3.

Item Controls and Procedures                                           21
4.

Part II - OTHER INFORMATION

Item Legal Proceedings                                                 22
1.

Item Risk Factors                                                      22
1A.

Item Unregistered Sales of Equity Securities and Use of Proceeds       22
2.

Item Defaults Upon Senior Securities                                   22
3.

Item Submission of Matters to a Vote of Security Holders               22
4.

Item Other Information                                                 22
5.

Item Exhibits                                                          22
6.

     Signatures                                                          7  23

                             PART I

ITEM 1.   FINANCIAL STATEMENTS

       HAROLD'S STORES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                       ASSETS
                   (In Thousands)

                                   October    January
                                     28,        28,
                                     2006      2006
                                   (Unaudi
                                     ted)

Current assets:

Cash and cash equivalents                 $         $
                                      1,318       636
Trade accounts receivable, less
allowance for doubtful accounts
of $100 as of October 28, 2006        7,422     6,343
and $138 as of January 28,2006
Note and other receivables              121       157
Merchandise inventories              18,962    16,657
Prepaid expenses                      1,230     1,146

Total current assets                 29,053    24,939

Property and equipment, at cost      43,330    41,670
Less accumulated depreciation        (33,273    (31,39
and amortization                           )        4)

Net property and equipment           10,057    10,276

Total assets                        $39,110    $35,21
                                                    5