Form 10-Q/A
period 2006-10-28
HAROLDS STORES INC
filed 2006-12-20
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                       ----------------------------------

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 28, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  1-10892

                              HAROLD'S STORES, INC.
             (Exact name of registrant as specified in its charter)

                Oklahoma                              73-1308796
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

             5919 Maple Avenue                       (214) 366-0600
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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely as a result of a telecommunication problem encountered in the original filing, which resulted in the submission of an incomplete filing.


                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                          Quarterly Report on Form 10-Q
                      For the Period Ended October 28, 2006

Part I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.     Financial Statements

            Consolidated Balance Sheets - October 28, 2006 (unaudited) and
                January 28, 2006.........................................      3

            Consolidated Statements of Operations -
                Thirteen and Thirty-nine Weeks ended October 28, 2006
                (unaudited) and October 29, 2005, (unaudited)............      4

            Consolidated Statements of Cash Flows -
                Thirty-nine Weeks ended October 28, 2006 (unaudited) and
                October 29, 2005, (unaudited)............................      5

            Notes to Interim Consolidated Financial Statements...........      7

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................     17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...     24

Item 4.     Controls and Procedures......................................     25

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................     26

Item 1A.    Risk Factors.................................................     26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..     26

Item 3.     Defaults Upon Senior Securities..............................     26

Item 4.     Submission of Matters to a Vote of Security Holders..........     26

Item 5.     Other Information............................................     26

Item 6.     Exhibits.....................................................     26

            Signatures...................................................     27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                             October 28,   January 28,
                                                                2006          2006
                                                             ----------    ----------
                                                             (Unaudited)
Current assets:

  Cash and cash equivalents                                  $    1,318    $      636
  Trade accounts receivable, less allowance for doubtful
    accounts of $100 as of October 28, 2006 and $138 as of
    January 28,2006                                               7,422         6,343
  Note and other receivables                                        121           157
  Merchandise inventories                                        18,962        16,657
  Prepaid expenses                                                1,230         1,146
                                                             ----------    ----------

  Total current assets                                           29,053        24,939
                                                             ----------    ----------

 Property and equipment, at cost                                 43,330        41,670
 Less accumulated depreciation and amortization                 (33,273)      (31,394)
                                                             ----------    ----------

  Net property and equipment                                     10,057        10,276
                                                             ----------    ----------

  Total assets                                               $   39,110    $   35,215
                                                             ==========    ==========










     The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In Thousands Except Share Data)

                                                                                   October 28,   January 28,
                                                                                      2006          2006
                                                                                   ----------    ----------
                                                                                   (Unaudited)
Current liabilities:
  Accounts payable                                                                 $    8,297    $    9,013
  Redeemable gift certificates                                                            762         1,105
  Accrued payroll expenses and bonuses                                                    764           747
  Accrued rent expense                                                                    384           353
  Deferred gain on sale of building                                                        74            74
  Current maturities of long-term debt                                                 23,585        17,647
                                                                                   ----------    ----------

  Total current liabilities                                                            33,866        28,939
                                                                                   ----------    ----------

 Accrued rent expense, net of current                                                   4,806         5,164
 Deferred gain, net of current portion                                                   --              55
 Stock Warrant Liability (See Note 8)                                                   1,032          --
 Long-term debt, net of current maturities (See Note 5)                                 5,184         1,199
                                                                                   ----------    ----------

  Total long-term liabilities                                                          11,022         6,418
                                                                                   ----------    ----------

  Total liabilities                                                                    44,888        35,357

Commitments and contingencies (See Note 7)

Convertible preferred stock of $.01 par value
       Amended Series 2001-A,  authorized 500,000 shares, issued and outstanding
       342,653 as of October 28, 2006 and 341,296 as of January 28, 2006                6,853         6,826

       Series 2002-A,  authorized 300,000 shares, issued and outstanding 231,550
       as of October 28, 2006 and 227,372 as of January 28, 2006                        4,631         4,548

       Series 2003-A,  authorized 100,000 shares,  issued and outstanding 56,742
       as of October 28, 2006 and 55,673 as of January 28,2006                          5,674         5,567

       Series 2006-A, authorized 75,000 shares as of October 28, 2006 and
       100,000 shares as of January 28, 2006, issued and outstanding 25,000 as
       of October 28, 2006 and none as of January 28, 2006                              2,490          --

       Series 2006-B, authorized 25,000 shares as of October 28, 2006 and none as of January 28, 2006, no shares issued and outstanding as of October
       28, 2006 and January 28, 2006                                                     --            --

    2001-A and 2002-A entitled to $20.00 per share, and 2003-A and 2006-A entitled to $100.00 per share, and 2006-B entitled to $1,000 per share, in each case plus accrued but unpaid dividends in liquidation: aggregate liquidation value as of October 28, 2006 of $20,477,040
                                                                                   ----------    ----------
                                                                                       19,648        16,941
 Stockholders' deficit:
  Common stock of $.01 par value
   Authorized  25,000,000 shares; issued and outstanding 6,223,508 as of October
       28, 2006 and January 28, 2006                                                       62            62
  Additional paid-in capital                                                           34,583        34,469
  Accumulated deficit                                                                 (60,069)      (51,612)
                                                                                   ----------    ----------

                                                                                      (25,424)      (17,081)
  Less:  Treasury  stock of 205 shares as of October 28, 2006 and January 28,
       2006 recorded at cost                                                               (2)           (2)
                                                                                   ----------    ----------
   Total stockholders' deficit                                                        (25,426)      (17,083)
                                                                                   ----------    ----------

   Total liabilities and stockholders' deficit                                     $   39,110    $   35,215
                                                                                   ==========    ==========

     The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                             13 Weeks Ended              39 Weeks Ended
                                                        ------------------------    ------------------------
                                                        October 28,   October 29,   October 28,   October 29,
                                                           2006          2005          2006          2005
                                                        ----------    ----------    ----------    ----------
Sales                                                   $   23,353    $   23,339    $   63,744    $   67,601

Costs and expenses:
  Costs of goods sold (including occupancy
  and central buying expenses, exclusive of
  items shown separately below)                             16,523        15,579        46,475        45,606
                                                        ----------    ----------    ----------    ----------

      Gross margin                                           6,830         7,760        17,269        21,995

  Selling, general and administrative expenses               7,182         7,028        20,851        20,735

  Depreciation and amortization                              1,022           942         2,738         2,884
                                                        ----------    ----------    ----------    ----------

    Operating loss                                          (1,374)         (210)       (6,320)       (1,624)

  Interest expense                                             755           405         1,823         1,102

  Gain on sale of building                                     (19)         (703)          (55)         (703)
                                                        ----------    ----------    ----------    ----------

                                                               736          (298)        1,768           399
                                                        ----------    ----------    ----------    ----------

 Income (loss) before income taxes                          (2,110)           88        (8,088)       (2,023)

 Benefit for income taxes                                     --            --            --            --
                                                        ----------    ----------    ----------    ----------

 Net income (loss)                                      $   (2,110)   $       88    $   (8,088)   $   (2,023)
                                                        ==========    ==========    ==========    ==========

 NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS:

 Net income (loss)                                      $   (2,110)   $       88    $   (8,088)   $   (2,023)

 Less:  Preferred stock dividends and accretion
   of preferred stock issuance costs                             1           378           369         1,130
                                                        ----------    ----------    ----------    ----------

 Net loss applicable to common stockholders             $   (2,111)   $     (290)   $   (8,457)   $   (3,153)
                                                        ==========    ==========    ==========    ==========

Net loss per common share:
   Basic                                                $    (0.34)   $    (0.05)   $    (1.36)   $    (0.51)
                                                        ==========    ==========    ==========    ==========
   Diluted                                              $    (0.34)   $    (0.05)   $    (1.36)   $    (0.51)
                                                        ==========    ==========    ==========    ==========

     The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                 39 Weeks Ended
                                                            ------------------------
                                                            October 28,   October 29,
                                                               2006          2005
                                                            ----------    ----------
Cash flows from operating activities:
  Net loss                                                  $   (8,088)   $   (2,023)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                 2,738         2,884
   Gain on sale of assets                                          (25)         (729)
   Recognition of deferred gain on sale of building                (55)         --
   Stock options expense                                           114          --
   Stock warrants expense                                           46          --
   Changes in assets and liabilities:
      Increase in trade and other accounts receivable           (1,057)         (772)
      (Increase) decrease in merchandise inventories            (2,305)        3,685
      (Increase) decrease in prepaid expenses                      (84)          138
      Decrease in accounts payable                                (829)       (2,304)
      Decrease in accrued expenses                                (595)         (803)
                                                            ----------    ----------

Net cash (used in) provided by operating activities            (10,140)           76
                                                            ----------    ----------

 Cash flows from investing activities:
   Acquisition of property and equipment                        (2,218)         (632)
   Proceeds from disposal of property and equipment                 25         1,267
   Issuance of note receivable                                    --              (6)
   Payments received for notes receivable                           14            66
                                                            ----------    ----------

  Net cash (used in) provided by investing activities           (2,179)          695
                                                            ----------    ----------

 Cash flows from financing activities:
   Borrowings on long-term debt                                  5,000         1,300
   Payments on long-term debt                                     (116)       (1,381)
   Advances on revolving line of credit                         81,503        73,677
   Payments on revolving line of credit                        (75,724)      (72,439)
   Proceeds from exercise of common stock options                 --               1
   Proceeds from issuance of preferred stock                     2,489          --
   Preferred stock dividends                                      (151)         (792)
                                                            ----------    ----------

Net cash provided by financing activities                       13,001           366
                                                            ----------    ----------

Net increase in cash and cash equivalents                          682         1,137
Cash and cash equivalents at beginning of period                   636           674
                                                            ----------    ----------
Cash and cash equivalents at end of period                  $    1,318    $    1,811
                                                            ==========    ==========

Non-cash investing and financing activities:
    Preferred stock dividends paid in shares of preferred          385           304
    stock
    Equipment purchased under capital lease obligations            246          --

     The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      October 28, 2006 and October 29, 2005
                                   (Unaudited)

1.       UNAUDITED INTERIM PERIODS
         -------------------------

         In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of October 28, 2006 and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005. The results of operations for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

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

         In July 2006, the Financial Accounting Standards Bcoard issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation sets forth a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

         In June 2006, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)." The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus position is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will be required to disclose its accounting policy regarding presentation of taxes beginning with the first quarter of 2007.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company does not anticipate the adoption of SAB 108 will have an impact on its February 3, 2007 financial statements.

5.       LONG-TERM DEBT
         --------------

         The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 28, 2006 was $23,313,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $24,139,000 and $21,209,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. During the thirty-nine weeks ended October 28, 2006, the WFRF line of credit had a high balance of $28,225,000. At October 28, 2006 the Company's availability under the WFRF line of credit was approximately $3,318,000 above the minimum availability requirement of $1.0 million and the average interest rate on all WFRF indebtedness was 8.00%. The Company had additional financing needs as outlined below. Such transactions were approved by the Company's independent directors.

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

         On August 31, 2006, the Company and RonHow ("Lender") entered into a Subordinated Loan Agreement ("Loan Agreement") pursuant to which the Lender loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to the Lender a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. See Note 8 for further discussion of these warrants. The Loan is also convertible into Series 2006-B Preferred Stock at the option of the Lender at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, the Lender also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. The Lender's rights to the collateral and to payment is subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between the Lender, WFRF and the Company. In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan.

         The Company was in compliance with its debt covenants for the period ended October 28, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.       INCOME TAXES
         ------------

         The Company's federal net operating losses of approximately $21.6 million will begin to expire in 2021. The Company also has state net operating losses of approximately $30.4 million which begin to expire in 2006. The Company's valuation allowance fully provides for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of October 28, 2006 and January 28, 2006 is equal to 100% of its deferred tax assets.

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

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At October 28, 2006, there were no pending litigation matters.

8.       PREFERRED STOCK AND WARRANTS TO PURCHASE PREFERRED STOCK
         --------------------------------------------------------

         The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of October 28, 2006, the Board had authorized five series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares, the 2006-A Preferred Stock consisting of 75,000 shares and the 2006-B Preferred Stock, consisting of 25,000 shares.

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

         On June 1, 2006, the Company closed on an additional $2.5 million private equity investment by the Investors. The Investors purchased an aggregate of 25,000 shares of Series 2006-A Preferred Stock, at a purchase price of $100.00 per share. These shares of Series 2006-A Preferred Stock are convertible into common stock at a fixed rate of $0.67 per share based on the 20-trading-day average price immediately preceding the closing, and otherwise have rights and preferences substantially similar to the Company's existing other series of outstanding preferred stock. As a result of the sale of the 2006-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by the holders of preferred stock is 71.6%.

         RonHow was granted a warrant to acquire shares of Series 2006-B Preferred Stock in connection with the August 31, 2006 $5 million loan described above. The fair value of this warrant was estimated to be $1.032 million and was included in long-term liabilities. This warrant will be expensed over the term of the loan as interest expense using the effective interest method. The shares of Series 2006-B Preferred Stock have a Stated Value of $1,000 per share. Any outstanding shares of Series 2006-B Preferred Stock will be entitled to receive quarterly dividends that cumulate annually at a rate of 8% of the Stated Value per annum, which will be reduced to 6% of the Stated Value per annum if certain profitability targets are met. Dividends payable on the first July 1 and October 1 following the original issuance of Series 2006-B Preferred Stock will be payable in additional shares of Series 2006-B Preferred Stock, while dividends payable on the first January 1 and April 1 following the original issuance of Series 2006-B Preferred Stock will be payable in cash. After the first anniversary of the original issuance of Series 2006-B Preferred Stock, dividends will be payable in additional shares of Series 2006-B Preferred Stock or cash as the holder may elect. Following the third anniversary of the original issuance date, the Series 2006-B Preferred Stock will be redeemable at the option of the Company at a price equal to the Stated Value plus cumulated and accrued but unpaid dividends.

         If and when issued, the Series 2006-B Preferred Stock will rank prior to the Company's existing Amended Series 2001-A Preferred Stock, Series 2002-A Preferred Stock, Series 2003-A Preferred Stock and Series 2006-A Preferred Stock for purposes of dividends and distribution of assets on liquidation. The holders of the Series 2006-B Preferred Stock, voting as a class, will have the right to designate a proportionate number of members of the board of directors equal as nearly as possible to the percentage of the Company's outstanding common stock on an as-converted basis represented by the Series 2006-B Preferred Stock. The Series 2006-B Preferred Stock will also vote with the common stock on an as-converted basis for the election of the remaining directors and on all other matters on which the common stock votes. In addition to the rights the holders of Series 2006-B Preferred Stock will have to designate directors, the holders of the Company's Amended Series 2001-A Preferred Stock and Series 2002-A Preferred Stock, voting together as a single class, and the holders of the Company's Series 2003-A Preferred Stock and Series 2006-A Preferred Stock, voting separately, also have similar rights to designate directors.

         Following the issuance of Series 2006-B Preferred Stock, if and for so long as the outstanding shares of Series 2006-B Preferred Stock in the aggregate represent on an as-converted basis at least 10% of the Company's outstanding common stock, the Company may not take certain actions without the prior approval of the holders of a majority of the outstanding Series 2006-B Preferred Stock, including amendment of the Company's Certificate of Incorporation or Bylaws, changes in the size of the Company's authorized board of directors, redemption of or payment of dividends with respect to common stock or other securities junior to the Series 2006-B Preferred Stock, amendment or adoption of employee stock option or purchase plans, authorization of certain mergers or sales of substantially all of the Company's assets, entering into transactions with affiliates, and incurring indebtedness or making acquisitions or capital expenditures in excess of certain dollar amounts. The holders of the Series 2006-B Preferred Stock are also expected to be entitled to registration rights with respect to the common stock issuable upon conversion of the Series 2006-B Preferred Stock and will be entitled to preemptive rights in connection with future sales of common stock or other equity securities by the Company.

         In connection with the authorization of the Series 2006-B Preferred Stock, the Company amended the existing Certificate of Designation of its Series 2006-A Preferred Stock to reduce the number of authorized shares of Series 2006-A Preferred Stock from 100,000 shares to 75,000 shares, to permit 25,000 shares to be designated as Series 2006-B Preferred Stock.

         As of October 28, 2006, no shares of Series 2006-B Preferred Stock were outstanding.

         None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

         For the period from May 1, 2006 through February 1, 2007, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of October 28, 2006, $769,581 of dividends had cumulated with $763,929 cumulating in additional shares of preferred stock and $5,652 cumulating in cash. In prior periods, these dividends were paid in cash or stock on each applicable dividend payment date.

9.       STOCK OPTIONS
         -------------

         The following table illustrates the effect on net income and net income per share for the thirteen week and thirty-nine week periods ended October 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans:

                                                      13 Weeks     39 Weeks
                                                        Ended        Ended
                                                     ----------    ----------
                                                     October 29,   October 29,
                                                         2005         2005
                                                     ----------    ----------
                                                          (In thousands,
                                                       except per share data)

         Net loss applicable to common stockholders,
           as reported                               $     (290)   $   (3,153)

         Add:
         Stock-based employee compensation
           expense included in reported net loss           --            --

         Deduct:
         Stock-based employee compensation
           expense determined under fair value method
           for  all awards                                  533           770
                                                     ----------    ----------

         Pro forma net loss applicable to common
           stockholders                              $     (823)   $   (3,923)
                                                     ==========    ==========

         Net loss per average common share:
           Basic, as reported                        $    (0.05)   $    (0.51)
           Basic, pro forma                          $    (0.13)   $    (0.63)

           Diluted, as reported                      $    (0.05)   $    (0.51)
           Diluted, pro forma                        $    (0.13)   $    (0.63)

         The Company granted its new Chief Executive Officer, Ronald S. Staffieri ten year stock options to purchase 1,965,165 shares of common stock of the Company at a price of $0.435 per share, the mean between the closing bid and asked prices of the Company's common stock on the Over the Counter Bulletin Board on October 6, 2006. The option vests at the rate of 20% of the option shares immediately and 20% annually thereafter or earlier upon change of control. The amount of stock option expense related to these options recognized for the thirteen weeks ended October 28, 2006 was approximately $112,000.

10.      REVENUE RECOGNITION
         -------------------

         Sales from store locations represented approximately 95% of the Company's total sales for both the thirteen and thirty-nine weeks ended October 28, 2006. This compares to store location sales of approximately 97% and 96% for the thirteen and thirty-nine week periods, respectively, of the prior year. These sales are recognized at the time of the customer's purchase. The Company's direct catalog and internet sales represented about five percent of the total sales for the thirteen and thirty-nine weeks, respectively, ended October 28, 2006 compared to approximately three percent and four percent for the thirteen and thirty-nine weeks, respectively, of the prior year. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.      EARNINGS PER SHARE
         ------------------

         Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                                                13 Weeks Ended              39 Weeks Ended
                                           ------------------------    ------------------------
                                           October 28,   October 29,   October 28,   October 29,
                                              2006          2005          2006          2005
                                           ----------    ----------    ----------    ----------
                                                              (in thousands)
       Net loss applicable to common
       shareholders - basic and diluted    $   (2,111)   $     (290)   $   (8,457)   $   (3,153)
                                           ==========    ==========    ==========    ==========

       Average common shares outstanding        6,224         6,223         6,224         6,223

       Effect of dilutive securities:
          Employee stock options                 --            --            --            --

          Convertible preferred stock            --            --            --            --
                                           ----------    ----------    ----------    ----------

       Diluted average common shares
       outstanding                              6,224         6,223         6,224         6,223
                                           ==========    ==========    ==========    ==========

        Net loss
          Basic                            $    (0.34)   $    (0.05)   $    (1.36)   $    (0.51)
                                           ==========    ==========    ==========    ==========
          Diluted                          $    (0.34)   $    (0.05)   $    (1.36)   $    (0.51)
                                           ==========    ==========    ==========    ==========

         Approximately 1,504,856 shares and 1,755,826 shares for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and approximately 1,487,532 shares and 1,719,974 shares for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 655,945 and 620,214 preferred shares convertible into 15,775,163 and 11,589,648 common shares, respectively, for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

12.      RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made to the prior period balances to conform to the October 28, 2006 presentation.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                                               13 Weeks Ended                39 Weeks Ended
                                         -------------------------     -------------------------
                                         October 28,    October 29,    October 28,    October 29,
                                            2006           2005           2006           2005
                                         ----------     ----------     ----------     ----------
Sales                                         100.0%         100.0%         100.0%         100.0%
Costs of goods sold                           (70.8)         (66.8)         (72.9)         (67.4)

Gross margin                                   29.2           33.2           27.1           32.6
Selling, general and administrative
expenses                                      (30.7)         (30.1)         (32.7)         (30.7)
Depreciation and amortization                  (4.4)          (4.0)          (4.3)          (4.3)

Operating loss                                 (5.9)          (0.9)          (9.9)          (2.4)

Interest expense                               (3.2)          (1.7)          (2.9)          (1.6)
Gain on sale of building                        0.1            3.0            0.1            1.0
                                         ----------     ----------     ----------     ----------

                                               (3.1)           1.3           (2.8)          (0.6)
Income (loss) before income taxes              (9.0)           0.4          (12.7)          (3.0)
Benefit for income taxes                       --             --             --             --
                                         ----------     ----------     ----------     ----------

Net income (loss)                              (9.0)%          0.4%         (12.7)%         (3.0)%
                                         ==========     ==========     ==========     ==========

         The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                                           13 Weeks Ended                 39 Weeks Ended
                                      -------------------------     -------------------------
                                      October 28,    October 29,    October 28,    October 29,
                                         2006           2005           2006           2005
                                      ----------     ----------     ----------     ----------
   Sales (000's)                          23,353         23,339         63,744         67,601
                                      ==========     ==========     ==========     ==========

   Total sales (decrease) increase           0.0%           1.0%          (5.7)%          1.6%
   Change in comparable store sales
   (52 week basis) (1)                      (4.6)%         (0.4)%        (10.3)%         (0.1)%
   Store locations:
   Existing stores                            42             41             41             41
   Stores closed                            --             --             --             --
   New stores opened                           1           --                2           --
                                      ----------     ----------     ----------     ----------
     Total stores at end of period            43             41             43             41
                                      ==========     ==========     ==========     ==========

   (1) The Company considers a store comparable if it has been open for 12 full months and has not changed its square footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

         One new store was opened in Little Rock, Arkansas during the thirteen weeks ended October 28, 2006. No stores were opened, relocated or closed during the thirteen weeks ended October 29, 2005. During the year-to-date 2006 period, the Company opened two new stores in Montgomery, Alabama and Little Rock, Arkansas, relocated two stores (Atlanta, Georgia and Charlotte, North Carolina) and closed no stores. This compares to no such activities in the comparable prior year-to-date period. The Company plans to open no additional new stores during 2006.

         The decrease in comparable store sales for the thirteen weeks ended October 28, 2006 can be primarily attributed to poor customer response to clearance of summer merchandise selections during the month of August which also resulted in higher markdowns to clear excess inventories. This merchandise was more casual and trendier than historical offerings. The Company's merchandise assortments for fall and holiday 2006 were considered to be more classically-inspired and included a dressier component. This resulted in considerably stronger sales for September and October but not strong enough to overcome the weak August sales. Direct (internet and catalog) sales were approximately $1.1 million for the thirteen weeks ended October 28, 2006, 34% above last year's level of $803,000 for the same period due to expanded internet offerings including sale merchandise.

         The sales decline for the thirty-nine weeks ended October 28, 2006 was also impacted by a significant decrease in sales volume during February, caused by a combination of having much less fall and winter merchandise to sell at clearance than during February of the prior year, and to unfavorable customer response to spring and summer merchandise receipts throughout the period. Direct (internet and catalog) sales were approximately $3.4 million for the thirty-nine weeks ended October 28, 2006, approximately 43% above the levels of $2.4 million for the same period of the prior year.

         Gross margin represents net sales less cost of products, merchandising functions and store occupancy costs for retail stores. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's third quarter 2006 gross margin of 29.2% was a significant decline from the 33.2% in the same period of last year. The gross margin for the thirty-nine week period October 28, 2006 declined to 27.1% from 32.6% during the same period of the prior year. Gross margin decreased during the thirteen and thirty-nine week periods due to incremental markdowns incurred to sell spring and summer merchandise.

         Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 30.7% of sales for the third quarter of 2006 compared to 30.1% for the third quarter of 2005 and increased to 32.7% of sales for the thirty-nine weeks ended October 28, 2006 compared to 30.7% for the thirty-nine weeks ended October 29, 2005. Selling, general and administrative expenses were relatively unchanged in the aggregate but were higher as a percentage of sales due to the lack of sales leverage.

         Depreciation and amortization expense decreased slightly to 4.4% of sales for the third quarter of 2006 from 4.0% for the third quarter of 2005 and did not change for the thirty-nine weeks ended October 28, 2006 remaining at 4.3% equal to the amount for the thirty-nine weeks ended October 29, 2005. Total depreciation expense declined in the aggregate due to the sale of the Company's Norman, Oklahoma office building during the third quarter of 2005.

         The average balance of total outstanding debt was $26,224,000 for the thirty-nine weeks ended October 28, 2006 compared to $23,083,000 for the same period of 2005. This increase in average balances resulted principally from the sales decline noted and costs associated with the opening of two new stores, relocation of two stores, increased inventory levels and additional borrowing from the Company's preferred shareholders. Interest expense increased as a percentage of sales due to a combination of the Company's higher average debt balance and increasing interest rates. The weighted average interest rate on the Company's WFRF indebtedness was 8.00% at October 28, 2006 compared to 6.56% at October 29, 2005.

         The Company reported a net loss applicable to common stockholders of $2,111,000 or $0.34 per basic and diluted share during the third quarter of 2006 compared to a net loss of $290,000 or $0.05 per basic and diluted share for the third quarter of last year. For the thirty-nine weeks ended October 28, 2006, the Company reported a net loss applicable to common stockholders of $8,457,000 or $1.36 per basic and diluted share compared to a net loss of $3,153,000 or $0.51 per basic and diluted share for the same period last year. The current year loss is primarily the result of the decline in sales, as described above which resulted in increased markdowns and lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002, $5 million in February 2003 and $2.5 million in June 2006. The Company has also received funding from loan participations made by significant shareholders in the amounts of $2 million in 2003, $2 million in 2004 and $3 million in January 2006. The Company also received proceeds of a subordinated loan of $5 million in September 2006. The Company experienced deficit operating cash flows of $10,140,000 for the thirty-nine weeks ended October 28, 2006 compared to surplus operating cash flows of $76,000 for the thirty-nine weeks ended October 29, 2005. This decrease in cash flows is principally related to the decrease of the Company's earnings as a result of lower sales and gross margins and the Company's increase in its inventories for 2006. The Company's increase in merchandise inventories is primarily attributable to the Company owning 17% less inventory at January 28, 2006 than at January 29, 2005. At October 28, 2006, inventory levels were 15% higher than at October 29, 2005 due to increased ownership of current season inventories. The negative cash flow for first, second and third quarters has resulted in the need for additional working capital. As a result on June 1, 2006, Inter-Him N.V. and W. Howard Lester, the principal owners of the Company's preferred stock, purchased $2.5 million of the Company's Series 2006-A Preferred Stock. In addition, on September 1, 2006 the Company closed on a new $5 million subordinated debt facility with RonHow LLC, which is owned by the same principal owners of the Company's preferred stock. See "Strategy and Liquidity Update" below for additional information.

         The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which should allow the Company to achieve a return to future profitability. Additionally, the Company may experience needs for additional capital. The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin. Additionally, the Company may experience needs for additional capital. The Company's sales in November and December typically represent over 20% of annual revenues. While it is too early to determine the results of the 2006 holiday/post-holiday period, the Company's success during this period will impact future cash needs. While the Company has been successful in covering cash flow deficits through line of credit borrowings, private equity investments and subordinated loans from its principal shareholders, but there can be no assurances that these, or any other financing resources, will be available for future needs.

         Changes in the Company's investing activities relate primarily to the capital expenditures incurred for the opening of the Montgomery, Alabama store, the relocation of the Perimeter store in Atlanta, Georgia and progress billings on construction of a new store in Little Rock, Arkansas. The budgeted capital expenditures for 2006 are approximately $3.0 million which are expected to be used for new store locations, store relocations and a new point of sale system which was fully implemented by October 2006.

         The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $2.75 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at October 28, 2006 was $23,313,000 which includes the $7 million outstanding under the loan participations discussed below. The Company's credit line had an average balance of $24,139,000 and $21,209,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. During the thirty-nine weeks ended October 28, 2006, the WFRF line of credit had a high balance of $28,225,000. At October 28, 2006 the Company's availability under the WFRF line of credit was approximately $3,318,000 above the minimum availability requirement of $1.0 million and the average interest rate on all WFRF indebtedness was 8.00%. The Company had additional financing needs as outlined below. Such transactions were approved by the Company's independent directors.

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

         On August 31, 2006, the Company and RonHow ("Lender") entered into a Subordinated Loan Agreement ("Loan Agreement") pursuant to which the Lender loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to the Lender a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. See Note 8 for further discussion of these warrants. The Loan is also convertible into Series 2006-B Preferred Stock at the option of the Lender at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, the Lender also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. The Lender's rights to the collateral and to payment is subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between the Lender, WFRF and the Company. In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan.

         The Company was in compliance with its debt covenants for the period ended October 28, 2006. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                                         October 28,   January 28,   October 29,
                                            2006          2006          2005
                                         ----------    ----------    ----------
         Working capital (000's)         $   (4,813)   $   (4,000)   $     (688)
         Current ratio                        .86:1         .86:1         .98:1
         Ratio of working capital to
          total assets                      (.12):1       (.11):1       (.02):1
         Ratio of total debt to
          stockholders' deficit            (1.17):1      (1.10):1      (1.70):1

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

         During the third quarter of 2006, the Company experienced sales equal to the same time during the prior year, an improvement over the declines of 11.8% and 5.0% experienced during the first and second quarters of 2006, respectively. Third quarter sales were impacted by:

         - The spring and summer merchandise that delivered to stores earlier in the year did not receive a consistently favorable reaction from customers. Overall, it was trendier and more casual than was historically offered at Harold's. Sales of this merchandise contributed to considerable sales declines during the clearance-driven month of August.
         - The fall and holiday 2006 deliveries are believed to include more of Harold's classically-inspired apparel, inclusive of a dressier component. Sales results improved during September and October as a result of increasing customers' acceptance of the Company's merchandise offerings. However, customer traffic declined during the quarter as prior merchandise assortments have disappointed the target customers and we must continue to inform them of our merchandise improvements through our marketing efforts.

         On October 9, 2006, the Company appointed Ron Staffieri as permanent Chief Executive Officer. The Company had been under interim leadership since August, 2005. Mr. Staffieri has extensive retail background as a Chief Executive Officer and President. It is expected that strong permanent leadership will benefit the Company. The Company granted Mr. Staffieri ten-year stock options to purchase 1,965,165 shares of common stock of the Company at a price of $0.435 per share in order to align his interests with the shareholders. The option vests at the rate of 20% of the option shares immediately and 20% annually thereafter or earlier upon change of control.

         Clark Hinkley, the Company's former Chief Executive Officer who retired in January 2004 and returned in January 2006 to assist the Company in the product development areas, is expected to continue to assist the Company for a transition period since Mr. Staffieri's employment. During 2006, the Company enhanced its real estate portfolio through strategic store relocations and new store openings in markets similar to those that have historically proven to be successful. This includes relocations of stores in Greenville, SC (completed in late January 2006), Atlanta, GA, and Charlotte, NC, which were relocated to improved locations, and new store openings in Montgomery, AL and Little Rock, AR. The Company believes that in addition to refining its merchandising, it is important to continually improve its store base in an effort to return the Company to consistent profitability.

         As noted earlier in this report, the Company is currently evaluating the merits of a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission. Such a de-registration transaction is being contemplated in an effort to avoid high Sarbanes-Oxley
Section 404 costs which the Company may be required to incur in 2007 and 2008 under current rules.

         During the thirty-nine weeks ended October 28, 2006, the Company experienced negative cash flows from operations of approximately $10.1 million. The majority of this was due to net losses recorded of $7.9 million. Such losses were attributable to declining sales as a result of poor customer response to merchandise assortments, which led to incremental markdowns and lower gross margin. While the Company believes that the efforts undertaken to improve merchandise content and flow will lead to improved financial results in future periods, there can be no assurances that these efforts will result in positive cash flows from operations.

         For the period from May 1, 2006 through February 1, 2007, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of October 28, 2006, $820,002 of dividends had cumulated with $814,350 cumulating in additional shares of preferred stock and $5,652 cumulating in cash. In prior periods, these dividends were paid in cash or stock on each applicable dividend payment date.

         On August 31, 2006 the Company obtained $5 million in additional financing in the form of a new subordinated loan from RonHow LLC ("RonHow"). RonHow is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. At RonHow's option, the amount of the loan may be increased to $10 million. In conjunction with this transaction, the Company entered into an amendment to its existing credit facility with Wells Fargo Retail Finance II, LLC ("Wells Fargo") to permit the new financing, but otherwise did not materially change the terms of the facility. The Company has obtained these funds in order to provide for additional working capital. See Note 5 to the Interim Consolidated Financial Statements for further information.

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

         During the thirty-nine weeks ended October 28, 2006, the Company's average debt levels increased to $26,224,000 as compared to $23,083,000 for the same period of the prior year. In addition, interest rates have increased from an average of 6.56% at October 29, 2005 to an average of 8.00% at October 28, 2006. The Company's most recent borrowings have been at higher interest rates with $5 million of the investor loan participation bearing interest at four percent above the bank's lending rates and the most recent subordinated debt closed on August 31, 2006 bears an interest rate of 13.5%.

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

         No change in the Company's internal control over financial reporting occurred during the thirty-nine week period ended October 28, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 1A.  RISK FACTORS

          There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ending January 28, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Previously reported on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          For the period from May 1, 2006 through February 1, 2007, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of December 12, 2006, $992,751 of dividends had cumulated with $987,099 cumulating in additional shares of preferred stock and $5,652 cumulating in cash.

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


                                       HAROLD'S STORES, INC.

                                       By: /s/ Ronald S. Staffieri
                                          ------------------------------------
                                           Ronald S. Staffieri
                                           Chief Executive Officer

                                       By: /s/ Jodi L. Taylor
                                          ------------------------------------
                                           Jodi L. Taylor
                                           Chief Financial Officer


Date: December 12, 2006

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

10.54 Employment Agreement dated October 6, 2006, between Harold's Stores, Inc. and Ronald S. Staffieri (Incorporated by reference to Exhibit
            10.1 to Form 8-K dated October 6, 2006).

10.55 Stock Option Agreement dated October 6, 2006 between Harold's Stores, Inc. and Ronald Staffieri (Incorporated by reference to
            Exhibit 10.2 to Form 8-K dated October 6, 2006).

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