Form 10-K
period 2007-02-03
HAROLDS STORES INC
filed 2007-04-30
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.. Yes [_] No [X]

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of July 29, 2006 was $1,969,867.

The number of shares of the registrant's common stock outstanding as of April 10, 2007 was 6,223,508.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for its 2007 Annual Meeting of Stockholders to be held June 21, 2007 are incorporated by reference into Part III.

================================================================================

                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                           Annual Report on Form 10-K
                      For the Period Ended February 3, 2007

Part I.

          Item    1. Business...............................................   3

          Item   1A. Risk Factors...........................................   9

          Item   1B. Unresolved Staff Comments..............................  13

          Item    2. Properties.............................................  13

          Item    3. Legal Proceedings......................................  14

          Item    4. Submission of Matters to a Vote of Security Holders....  14

Part II.

          Item    5. Market for the Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of Equity
                     Securities.............................................  15

          Item    6. Selected Financial Data................................  17

          Item    7. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................  18

          Item   7A. Quantitative and Qualitative Disclosure about Market
                     Risk...................................................  24

          Item    8. Financial Statements and Supplementary Data............  25

          Item    9. Changes in and Disagreements with Accountants on
                     Accounting and Consolidated Financial Disclosure.......  25

          Item   9A. Controls and Procedures................................  25

          Item   9B. Other Information......................................  26

Part III.

          Item   10. Directors, Executive Officers and Corporate
                     Governance.............................................  26

          Item   11. Executive Compensation.................................  26

          Item   12. Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters.............  26

          Item   13. Certain Relationships and Related Transactions, and
                     Director Independence..................................  26

          Item   14. Principal Accountant Fees and Services.................  26

Part IV.

          Item   15. Exhibits and Financial Statement Schedules.............  26

Signatures..................................................................  28

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

ITEM 1.         BUSINESS

GENERAL

     Harold's Stores, Inc. and its wholly-owned subsidiaries (collectively "Harold's" or the "Company"), through a chain of ladies' and men's specialty apparel stores in 20 states, offers high-quality, classically inspired apparel to the upscale, quality-conscious consumer primarily in the 30- to 50-year old age group. The stores typically are strategically located in shopping centers and malls with other upscale specialty retailers and are enhanced by specially designed fixtures and visual props, to create an appealing stage for presentation of the Company's distinctive ladies' and men's apparel and accessories. The Company also operates a direct business consisting of catalog and internet. The internet channel began in September 2004. During 2006, the Company's direct business represented approximately 6% of the Company's total sales. More than 95% of sales consists of the Company's proprietary designs controlled by Harold's own product development process sourced by Harold's manufacturing staff from domestic, European and Asian manufacturers. The remainder consists of merchandise selected to complement Harold's merchandise presentation. See "Business - Product Development and Sourcing Programs."

     As of February 3, 2007, the Company's 43 stores were comprised of 41 full-price retail stores and two outlet stores to clear markdowns and slow-moving merchandise. Store occupancy costs include base and percentage rent, common area maintenance expense, utilities and depreciation of leasehold improvements.

     The Company operates on a 52-53 week year, which ends on the Saturday closest to January 31. References herein to 2007, 2006, 2005, 2004, 2003 and 2002 refer to the years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Each of the years mentioned comprised 52-week years except for the year that ended February 3, 2007 which was comprised of 53 weeks.

CURRENT DEVELOPMENTS

     In October 2006, Ron Staffieri was hired as the Company's Chief Executive Officer. Mr. Staffieri replaced interim leadership from the Company's Board of Directors that had been in place since August 2005 when Hugh Mullins departed the Company. Mr. Staffieri has extensive experience as a retail Chief Executive Officer and President prior to joining the Company. Additionally, during April 2007 the Company hired Cherryl Sergeant for the position of Executive Vice President and Chief Merchandising Officer to replace Rebecca P. Casey who departed the Company in 2006.

     During 2006, the Company engaged in financings through its principal investor, Ronald de Waal and Howard Lester through their jointly owned entity, RonHow LLC ("RonHow"). In August 2006, the Company and RonHow agreed to establish a $10 million subordinated debt facility, and $5 million was funded for general working capital purposes under the facility. In January 2007, an additional $2 million was funded under the facility, bringing the total amount outstanding at that time to $7 million in aggregate.

     In April 2007, the Company took steps to enhance its working capital by entering into additional financings with RonHow and amended the credit facility with its primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). RonHow advanced to the Company an additional $3 million ("Additional Advance") pursuant to the terms of the existing Subordinated Loan Agreement ("Loan Agreement") between the Company and RonHow dated August 31, 2006, bringing the total loan balance outstanding to $10 million (the "Loan"). The Loan is repayable in accordance with the original terms of the Loan Agreement at maturity on May 31, 2010. The additional $3 million will be used for working capital. The interest rate on the first $7 million in advances is payable at the rate of 13.5% per year. The interest rate on the Additional Advance was increased to 18% and the amount of the Loan was increased to $12 million plus the amount of any interest converted into principal in accordance with the existing terms of the Loan. In addition:

     - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

     - RonHow converted $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock.

     - The Additional Advance is convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

     - WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     Dividends on the new preferred stocks will accrue for the Series 2007-A at 13.5% of stated value and for the Series 2007-B at 18.0% of stated value, in each case in the same manner as the Company's authorized Series 2006-B. RonHow will have the option to elect whether each quarterly dividend is cumulated or paid in cash or additional shares ("PIK"), or a combination of cash and PIK shares. The shares will be initially convertible into common stock at a conversion price of 66.667% of the trailing 20-day average market price (as defined in the certificates of designation for each Series in a manner the same as the 2006-B Preferred Stock) of the Company's common stock on the date such shares are issued by the Company either directly, in the case of Series 2007-A, or, in the case of Series 2007-B, pursuant to RonHow's exercise of its option to acquire Series 2007-B. For PIK shares issued in lieu of cash dividends, the conversion price will be 66.667% of the trailing 20-day average market price at time of payment of such PIK shares. The 2007-A Preferred Stock is initially convertible at $0.2357 per share. The Series 2007-A and Series 2007-B Senior Preferred Stock have equal priority, but have priority over all other equity securities of the Company, including other series of preferred stock outstanding, as to dividends and proceeds upon liquidation, and have voting and other rights substantially identical to the existing Series 2006-B Preferred Stock, including voting rights on an as-converted basis. See Note 5 to the Consolidated Financial Statements for further information on the Company's capital and debt structure.

     Until the Company is able to restore its profitability, it will remain dependent on RonHow for additional financing.

     The Company believes its return to profitability is dependent on increasing sales momentum in its full-price stores, improving gross margin and leveraging expenses. The following are the initiatives to accomplish these results: (1) focusing assortments on classically inspired apparel and accessories through non-negotiable requirements of fit, quality and brand appropriateness, (2) ensuring that the monthly flow of merchandise into stores is in the appropriate quantities in order to minimize markdowns and reduce over-assortments, (3) a focus on the customer by providing superb customer service and maintaining pleasing shopping environments, (4) marketing efforts to reach more customers more frequently in order to drive more traffic into each store, and (5) continuing to rejuvenate our existing store base through strategic relocations of existing store locations into smaller footprints and to consider opportunistic expansion as deemed appropriate. During 2006, the Company relocated three stores: Charlotte, NC; Greenville, SC and Atlanta, GA. Additionally, the Company opened two new stores, in Montgomery, AL and Little Rock, AR. The Company also believes that there continue to be growth opportunities in its direct division (internet and catalog) in selling full-price and clearance merchandise. In 2003, this division represented 0.5% of total revenues and has grown to nearly $4.8 million, representing approximately 6% of total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for further information.

     In 2006, the Company's board of directors formed an independent committee to explore the feasibility of deregistering its common stock under Section 12 of the Securities Act of 1934 in order to reduce the costs of remaining a publicly reporting company and to reduce other potential costs associated with required compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. The Company is continuing to evaluate the possibility of completing such a transaction in 2007.

Retail Merchandising

     The Company's merchandise mix in ladies' apparel includes coordinated sportswear, dresses, outerwear, shoes and accessories, in classically inspired styles. A fundamental feature of the Company's marketing strategy is the development of original exclusive apparel items. The Company estimates that more than 95% of its ladies' apparel sales are attributable to the Company's product development and proprietary label programs. In 2006, 2005 and 2004 ladies' apparel accounted for approximately 84%, 82% and 81% of sales, respectively.

     The men's apparel product line includes tailored clothing, furnishings, sportswear, outerwear and shoes in classically inspired styles. In 2006, the Company's proprietary label apparel accounted for more than 95% of total men's sales. The majority of the men's proprietary label sales are in the Company's Old School Company and Harold Powell Clothing lines. In 2006, 2005 and 2004, men's apparel accounted for approximately 16%, 18% and 19% of sales, respectively.

     The following table sets forth the approximate percentage of sales attributable to the various merchandise categories offered by the Company in the past three years:

                                            2006                   2005                  2004
                                    -------------------    -------------------    -------------------
                                                      (Dollar amounts in thousands)
Ladies' Merchandise
    Apparel and Accessories         $ 65,236       75.5%   $ 66,049       74.9%   $ 65,954       73.8%
    Handbags and Belts                 2,321        2.7       1,884        2.1       1,721        1.9
    Shoes                              4,807        5.6       4,606        5.2       4,609        5.2

Men's Merchandise
    Suits, Sportcoats, Slacks and
       Furnishings                     6,372        7.4       7,240        8.2       7,845        8.8
    Sportswear and Accessories         7,000        8.1       7,847        8.9       8,292        9.3
    Shoes                                592        0.7         621        0.7         906        1.0

Other                                   --          0.0        --          0.0          30        0.0
                                    --------   --------    --------   --------    --------   --------

       Total:                       $ 86,328      100.0%   $ 88,247      100.0%   $ 89,357      100.0%
                                    ========   ========    ========   ========    ========   ========

COMPANY STORES

     The Company's stores range in size from 3,000 to 13,402 square feet, with the typical store ranging from 4,000 to 6,000 square feet. Stores typically have approximately 20% of their total square footage allocated to stockroom and other non-selling space. The Company's stores generally are open seven days per week and evenings. The following table lists Harold's store locations as of February 3, 2007, with selected information for each location.

     Metropolitan                                                                               Square
        Area                        Location                        Type of Location            Footage
-----------------------     ----------------------------     ----------------------------    ------------
Atlanta, GA                 Lenox Square                     Regional Shopping Center              6,861
Atlanta, GA                 North Point Village              Regional Shopping Center              3,476
Austin, TX                  Arboretum Market Place           Specialty Center                      4,787
Austin, TX(1)               8611 N. Mopac Expressway         Free Standing                        13,200
Baton Rouge, LA             Citiplace Market Center          Specialty Center                      5,200
Birmingham, AL              The Summit Shopping Center       Specialty Center                      5,500
Charlotte, NC               Shops on the Park                Specialty Center                      4,170
Dallas, TX                  Dallas Galleria                  Regional Shopping Center              8,079
Dallas, TX                  Highland Park Village            Specialty Center                      7,503
Ft. Worth, TX               University Park Village          Specialty Center                      6,667
Greenville, SC              The Shops at Greenridge          Specialty Center                      3,292
Houston, TX                 Highland Village                 Specialty Center                      6,189
Houston, TX                 Town and Country Village         Specialty Center                      5,883
Houston, TX                 Champions Forest Plaza           Specialty Center                      5,500
Indianapolis, IN            Keystone Fashion Mall            Regional Shopping Center              3,829
Jackson, MS                 The Rogue Compound               Free Standing                         3,000
Kansas City, MO             Country Club Plaza               Specialty Center                      4,155
Leawood, KS                 Town Center Plaza                Specialty Center                      5,000
  (Kansas City metro)
Little Rock, AR             MidTowne Shopping Center         Specialty Center                      3,500
Littleton, CO               Park Meadows Mall                Regional Shopping Center              5,465
  (Denver metro)
Louisville, KY              Mall St. Matthews                Regional Shopping Center              4,292
Lubbock, TX                 8201 Quaker Avenue               Specialty Center                      3,897
Marietta, GA                The Avenue East Cobb             Specialty Center                      5,020
  (Atlanta metro)
McLean, VA                  Tyson's Galleria                 Regional Shopping Center              5,083
Memphis, TN                 Poplar Avenue                    Specialty Center                      5,085
Montgomery, AL              The Shoppes at East Chase        Specialty Center                      4,000
Nashville, TN               The Mall at Greenhills           Regional Shopping Center              4,814
Norman, OK                  Campus Corner Center             Specialty Center                      8,402
Norman, OK(1)               575 S. University Blvd.          Free Standing                        12,382
Oakbrook, IL                Oakbrook Center                  Regional Shopping Center              4,860
  (Chicago Metro)
Oklahoma City, OK           50 Penn Place                    Specialty Center                     13,402
Omaha, NE                   One Pacific Place                Specialty Center                      4,397
Palo Alto, CA               Stanford Shopping Center         Regional Shopping Center              4,275
  (San Francisco Metro)
Plano, TX                   Park and Preston                 Free Standing                         5,525
   (Dallas metro)

     Metropolitan                                                                               Square
        Area                        Location                        Type of Location            Footage
-----------------------     ----------------------------     ----------------------------    ------------
Raleigh, NC                 Crabtree Valley Mall             Regional Shopping Center              5,205
Richmond, VA                River Road Shopping Center       Specialty Center                      5,000
Salt Lake City, UT          Trolley Square Center            Specialty Center                      5,716
San Antonio, TX             Alamo Quarry Market              Specialty Center                      5,500
Southlake, TX               Southlake Town Square            Specialty Center                      5,462
  (Dallas metro)
St. Louis, MO               Plaza Frontenac                  Specialty Center                      4,216
Tulsa, OK                   Farm Shopping Center             Specialty Center                      3,888
Tulsa, OK                   Utica Square                     Specialty Center                      7,686
Wichita, KS                 The Bradley Fair Center          Specialty Center                      5,500

(1) Outlet store

     The employee population of a typical full-line Harold's store consists of a store manager, two assistant managers (ladies' and men's), one or two desk associates, and seven to ten sales associates, most of whom work on a flex-time basis (20-25 hours per week). The majority of sales associates are paid a commission against a draw. Commissions range from 1% to 10% based on the type of product sold and the tenure and productivity of the associate. Store managers are paid a salary plus a performance bonus based on attainment of sales goals, expense control, inventory shrinkage and random store shop scores.

PRODUCT DEVELOPMENT AND SOURCING PROGRAMS

     The Company's product development and sourcing programs enable it to offer exclusive items not available in competing stores or catalogs. It is estimated that more than 95% of sales are derived from merchandise which the Company has created or controlled the product development, demonstrating the Company's commitment to a unique product mix. The Company believes this unique product mix enables it to be more competitive with, and differentiates it from, the larger apparel chains by offering customers an exclusive garment at a price below designers and similar open market merchandise. Direct creation and control of merchandise also enables the Company to offer its customers superior quality and fit as well as improve its competitive prices and strong initial mark ups. The fit and quality of a garment are two components that are crucial to the Company's success. The Company believes it has improved these areas during the past three years. The Company's private label merchandise consists of items developed by the Company and manufactured exclusively for the Company.

     The Company's product development team shops domestic and international markets for emerging fashion trends and for fabric, artwork and samples for new garment designs. The product development staff adapts and develops fabric designs and garment models which assist the Company in sourcing and in negotiations with mills and vendors. The Company's product development programs develop and manufacture exclusive products without investing in costly manufacturing equipment. The Company's development programs are implemented through its offices in New York and Dallas, Texas and in association with independent agents in China, Italy, Turkey, Portugal and Greece. The Company imports a significant portion of its merchandise directly from the Far East and Italy.

     The Company's merchandisers review the developed styles, analyze fashion trends and historical data and select the best pieces to convert into prints and patterns for the next season. Once the new styles are selected, the team then determines the specifications of various styles - detailing a garment's cut, fit, fabric, color and trim. After the specifications have been finalized, the order is sourced to the appropriate vendor. For certain of the orders, fabric is ordered from domestic and international fabric mills. The finished fabric is then shipped to manufacturers who cut, sew and trim the completed design. The majority of merchandise is purchased as finished goods.

     A growing portion of the assortments in Accessories and Shoes are represented by branded merchandise or merchandise that is often co-designed by the Company's merchandisers and manufacturing partners but still offered under the Harold's brand.

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

     The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of styles, colors and sizes) and may use markdowns to clear this merchandise. Markdowns also may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns have an adverse impact on earnings, the extent of which depends on the age and the amount of inventory affected. The Company utilizes its outlet stores and the internet to dispose of prior season or slow moving merchandise. In addition, in lieu of utilizing outside liquidation resources ("jobbers"), slow moving merchandise is generally cleared periodically through regional off-site discount sales which are promoted under the name "Harold's Warehouse Sale".

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

SEASONALITY

     The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2006, approximately 53% of the Company's sales occurred during the third and fourth quarters as did 47% of the Company's cumulative net loss applicable to common stockholders. The operating losses in first and second quarters of 2006 were exacerbated by sales issues due to the Company's spring and summer 2006 merchandise being too trendy and casual in nature, resulting in sales below plan and excessive markdowns to sell the inventory. See Item 7, Management's Discussion and Analysis for further discussion.

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

CUSTOMER CREDIT

     The Company's stores accept the proprietary "Harold's" credit card, and Visa, MasterCard, Discover and the American Express credit cards. Credit card sales as a percent of total sales were 85% in 2006, 85% in 2005 and 84% in 2004. In 2006, 36% of total sales were made with the Harold's credit card and 49% were made with third-party credit cards. The Company maintains a credit department for customer service, credit authorizations, credit investigation, billing and collections. As of February 3, 2007, the provision for bad debts from Company credit card sales was approximately 0.2% of Harold's proprietary credit card sales for 2006. The Company's bad debt experience from the Harold's proprietary credit card has been relatively stable from year to year.

     Harold's has offered customers its proprietary credit card since 1974. The Company believes that providing its own credit card enhances customer loyalty while providing customers with additional credit at costs to the Company significantly lower than those charged by outside credit card companies (i.e. Visa, MasterCard, Discover and American Express). At February 3, 2007, the Company had approximately 33,982 active credit accounts, and the average cardholder had a credit limit of $1,700 and an outstanding balance of $146. Charges by holders of the Company's credit card during 2006 totaled approximately $31,023,000. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $973,000, $1,132,000, and $1,142,000, in 2006, 2005, and 2004, respectively.

ADVERTISING

     The Company maintains an in-house marketing department, which produces and designs the Company's direct mail pieces and e-commerce website. In 2006, the Company spent approximately $5,468,000 (6.3% of sales) on advertising and direct mail production costs as compared to approximately $5,035,000 (5.7% of sales) in 2005. The increase in spending for 2006 was in large part due to efforts undertaken to market to prospective new customers and expand the growing direct business. In 2007, the Company anticipates advertising expenses will be approximately $4.5 million. These expenditures include the production and mailing costs associated with the Company's catalog. The marketing department is also involved in the production of annual reports to the Company's stockholders, sales training materials, internal marketing materials, and all corporate logos and labeling.

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

     The Company uses an integrated point-of-sale ("POS") inventory and management system to control merchandising and sales activities. This system automatically polls each location every 24 hours and provides a detailed report by merchandise category the next morning. Management evaluates this information daily and implements merchandising controls and strategies as needed. The POS system provides personnel scheduling and time keeping capabilities, as well as, a customer profile function to better identify and track consumer demographics. The Company replaced its point-of-sale software and equipment during 2006 in order to provide improved functionality and an overall better customer experience.

     The Company utilizes software from NSB, a computerized merchandise planning and allocation system, which interacts with the Company's AS400 and Island Pacific Systems software. NSB facilitates seasonal planning and allocation by department and store, and provides certain data for financial planning.

     In 2003, the Company completed the implementation of CommercialWare's order management system and in 2004 the Company replaced its internally developed warehouse management system with Manhattan Associates warehouse management system. These two initiatives were undertaken to facilitate a return to the direct channel business, including internet sales, and to make necessary improvements to the Company's distribution center operations. In addition to being able to take orders online and at the Company's call center, sales associates can conduct customer searches for merchandise no longer available in their store. In 2005, the Company launched its internally developed "auto locate" system for direct orders. This basically allows any order placed through the direct channels to be fulfilled systematically by warehouse stock or inventory located within any of the Company's 43 stores.

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

EMPLOYEES

     On March 15, 2007, the Company had approximately 362 full-time and 423 part-time employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. None of the Company's employees belong to any labor union and the Company believes it has good relations with its employees.

ITEM 1A. RISK FACTORS

WE MUST IMPROVE OUR FINANCIAL PERFORMANCE AND BECOME CONSISTENTLY PROFITABLE.

     For six years through 2003, the Company reported operating losses and deficit cash flows from operating activities. During this period, the Company restructured, resulting in store closings and reductions of personnel. In 2004 we had a slight operating profit before preferred dividends. However, in 2005 the Company returned to an operating loss which has continued through 2006. In addition, we have limited cash flow from operating activities to finance expansion or additional investment. Our future depends upon our ability to improve our financial performance and become profitable. While we believe our strategic initiatives in place will result in improvements in financial performance, there can be no assurance we will achieve sustained profitability and cash flow from operations.

OUR PERFORMANCE WILL DEPEND ON OUR ABILITY TO RESPOND TO CHANGES IN CUSTOMER DEMANDS AND FASHION TRENDS IN A TIMELY MANNER.

     We have historically experienced fluctuations in customer response to our merchandise assortments. Our future performance depends on our ability to consistently anticipate, assess and react to the changing demands of our customer base. Failure to anticipate fashion trends which are appropriate for our customer base, maintain proper inventory levels and creatively present merchandise in a way that is appealing to our customers on a consistent basis will be detrimental to our sales and gross margins. As primarily a private label merchandiser, we assume certain risks, including long product lead times and high initial purchase commitments that amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer base or that the introduction of new merchandise categories will be successful or profitable.

     Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our product development, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

OUR FAILURE TO EFFECTIVELY MANAGE NEW STORE OPENINGS COULD LOWER OUR SALES AND PROFITABILITY.

     Our growth strategy is dependent upon opening new stores and operating them profitably. We plan to open one store in 2007. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

OUR RELIANCE ON FOREIGN SOURCES OF PRODUCTION COULD BE ADVERSELY AFFECTED BY POLITICAL DEVELOPMENTS.

     While we purchase merchandise from domestic and foreign suppliers, a majority of our merchandise is purchased through foreign suppliers. We source a substantial portion of our ladies' merchandise through the Orient via our agency relationship with Eralda. While numerous factories are utilized to support this relationship, there exists the risk inherent in such a large agency relationship and consolidation of sourcing efforts within one primary region of the world. Any event causing a sudden disruption of manufacturing or imports from those countries, or the imposition of additional import restrictions, could have a material adverse effect on our operations. In addition, a change in the financial arrangement between the Company and Eralda could have a negative impact on the Company.

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

     As of February 3, 2007, we had approximately $30 million of indebtedness. While the vast majority of our debt does not have required principal payments until maturity, interest payments on this debt could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

     Our increased indebtedness could have important consequences, including the following:

     - our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;
     - we must use a portion of our cash flow from operations to make interest payments on our primary lending and subordinated debt facilities, which will reduce the funds available to us for other purposes such as capital expenditures;
     - our financial position is affected, in part, by fluctuations in interest rates. Our primary lending facility with Wells Fargo Retail Finance II, LLC has a floating interest rate. In addition, $5 million of the $7 million in investor participation loans through this facility bears interest at the bank rate of LIBOR plus 2.5%, plus an additional 4.0%. Increased interest rates will adversely affect our financial results and cash flow by increasing the amount of interest expense we are required to pay;
     - we may have a higher level of indebtedness than many of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
     - we are more vulnerable to general economic downturns and adverse developments in our business.

     If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditure, sell assets, seek additional capital or restructure or refinance our indebtedness.

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

OUR FINANCIAL RESOURCES ARE LIMITED, AND WE MAY NOT BE ABLE TO ATTRACT ADDITIONAL SOURCES OF FINANCING.

     Other than our secured bank credit facility which supports our investments in inventory and accounts receivable, our principal sources of financing from 2001 through April 2007 have been from Inter-Him, N.V. ("Inter-Him"), an entity controlled by Ronald de Waal, Howard Lester, a former director or the Company, and other directors who have invested an aggregate of $19.5 million in shares of preferred stock, have participated in $7 million of our bank financing and have invested an additional $10 million under a subordinated debt agreement, $2 million of which has been converted into additional preferred stock. The terms of the preferred stock permit the holders to elect all of our directors and the consent of the holders of the preferred stock is required for any significant actions, including additional financing. We are substantially dependent on the support of Ronald de Waal as the owner of Inter-Him and controlling shareholder of the Company and Howard Lester for financial support as the cash which is generated from operations and our working capital facility have not been sufficient to meet the Company's needs. Without additional financial support, our ability to make investments in store remodeling, store expansions and major capital improvements are significantly limited.

OUR OUTSTANDING PREFERRED STOCK LIMITS OUR ABILITY TO ACHIEVE FINANCIAL RETURNS FOR OUR HOLDERS OF COMMON STOCK.

     As of April 26, 2007, we have outstanding five series of preferred stock with an aggregate liquidation value of $23.4 million. Holders of preferred stock are entitled to annual dividends in the aggregate amount of approximately $2.2 million before any dividends are paid on common stock, and these dividends reduce the amount of our net income applicable to our shares of common stock. Until we achieve net income in excess of the aggregate dividends payable to holders of preferred stock, we will continue to report net losses per share of common stock. During 2006, the Board of Directors determined that dividends on preferred stock would cumulate rather than be declared and paid. It is not expected that dividends will be declared or paid during 2007.

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

RONALD DE WAAL, THROUGH HIS OWNERSHIP OF INTER-HIM, N.V., WHICH OWNS A MAJORITY OF OUR OUTSTANDING PREFERRED STOCK, CONTROLS THE COMPANY.

     We are effectively controlled by Ronald de Waal by reason of his ownership of Inter-Him, N.V. which owns a majority of our outstanding preferred stock. Holders of the preferred stock have the ability to elect all of the board of directors and otherwise control the policies and strategy of the Company. The financial and business objectives of Mr. de Waal and the other holders of preferred stock as it relates to the Company may be different from those that might be beneficial to holders of common stock. Holders of the common stock are dependent on the fiduciary duties of the Board of Directors, all of whom are elected by the holders of preferred stock, to protect their interests.

THERE IS LIMITED LIQUIDITY IN OUR COMMON STOCK.

     In 2006, our common stock was delisted from the American Stock Exchange by reason of our failure to satisfy the financial standards for continued listing. Our stock now trades on the over the counter Bulletin Board ("OTCBB") but there is very limited trading in our stock and there are no analysts that report on us. Shareholders desiring to sell or purchase common stock, especially in any significant amount may find it difficult to do so.

WE ARE CONSIDERING TAKING ACTION TO DEREGISTER OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934.

     Our Board of Directors is considering the feasibility of our engaging in a reverse stock split or comparable transaction that would result in our common stock no longer being registered under the Securities Exchange Act of 1934 (the "1934 Act"). This transaction is being considered in order to reduce the costs of our compliance with the reporting requirements of the 1934 Act and the potential costs of complying with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. If we engage in such a transaction, there may be an adverse effect on the market price of our common stock and there may be less information about us available to shareholders and potential investors than is currently contained in the periodic reports we file under the 1934 Act. Such a transaction will result in our common stock no longer being eligible for trading on the OTCBB and our common stock would be traded on the over the counter "pink sheets".

ITEM 1B.        UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.         PROPERTIES

STORE LEASES

     At February 3, 2007, the Company owned the Austin outlet store and leased 42 stores. The Company has a mortgage on the Austin outlet which had a balance of approximately $1,198,000 at February 3, 2007. The Company believes rent payable under its store leases is a key factor in determining the sales volume at which a store can be profitably operated. The leases typically provide for an initial term of 10 to 12 years and in many leases, renewal options exist. In most cases, the Company pays a base rent plus a contingent rent based on the store's sales in excess of a certain threshold ("percentage rent"), typically four to five percent of sales in excess of the applicable threshold. Four of the leased stores open during all of 2006 operated at sales volumes above the breakpoint (the sales volume below which only base rent is payable). The Company believes that some of the risk from any decline in future sales volume in store locations where percentage rent is currently being paid is reduced because a corresponding decline in occupancy expense would occur.

     Substantially all of the leases require the Company to pay property taxes, insurance, utilities and common area maintenance charges. The current terms of the Company's leases, including automatic renewal options, expire as follows:

                            Years             Number of
                        Leases Expire           Stores
                     -------------------     ------------
                     2007                          3
                     2008                         12
                     2009                          3
                     2010-2012                    14
                     2013 and later               10

     The Company generally has been successful in renewing its store leases as they expire.

     During 2006, the Company entered into one new store lease. This was for a new store opened during 2006. Management believes the terms of its leases are comparable with other similar national retailers in these locations. Base rent (minimum rent under terms of lease) in current leases ranges from $6 per square foot to $67 per square foot annually over the terms of the leases. The following table sets forth the fixed and variable components of the Company's rent expense for the years indicated:

                                              2006         2005         2004
                                           ----------   ----------   ----------

            Base rent                      $7,386,000   $7,008,000   $6,797,000
            Additional rents computed
            as a percentage of sales          118,000      186,000      252,000
                                           ----------   ----------   ----------

            Total                          $7,504,000   $7,194,000   $7,049,000
                                           ==========   ==========   ==========

CORPORATE HEADQUARTERS AND MERCHANDISE BUYING OFFICE

     The Company leases a 46,132 square foot building used primarily as its corporate headquarters and buying offices in Dallas, Texas. The lease, which was amended in 2003, expires September 2010 with current monthly rent payments of $38,443, plus insurance, utilities and property taxes until September 2007 at which time monthly rent will be $40,366 plus insurance, utilities and property taxes until the expiration of the lease. This lease contains two renewal options of five years each. This lease has been approved by all independent directors as being on terms at or below available competitive market renewal rates.

ADMINISTRATIVE OFFICES AND DISTRIBUTION CENTER

     The Company leases 9,218 square feet of space used primarily as its administrative and finance offices in Norman, Oklahoma. The lease expires October 2010 with current monthly rent payments of $6,529, plus insurance, utilities and property taxes until the expiration of the lease. This lease contains one renewal option of five years.

     The Company leases an 85,000 square foot warehouse distribution center facility located in Norman, Oklahoma. The term of the distribution center lease expires in June 2012, with annual rent increasing on a fixed scale from $380,642 in 2006 up to a maximum of $419,552 during the final year of the lease.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     At April 10, 2007, there were 652 record holders of the Company's common stock, ("Common Stock"). The Company's Common Stock is listed on the Over the Counter Bulletin Board under the symbol "HLDI". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The table below presents the range of the high and low sales prices, for the periods indicated.

                       Quarterly Common Stock Price Ranges
           --------------------------------------------------------

                    2006                  High             Low
           -----------------------    ------------    -------------
           1st Quarter                    $0.90            $0.51
           2nd Quarter                     0.76             0.42
           3rd Quarter                     0.56             0.25
           4th Quarter                     0.59             0.36

                    2005                  High             Low
           -----------------------    ------------    -------------
           1st Quarter                    $1.40            $0.95
           2nd Quarter                     2.10             1.08
           3rd Quarter                     1.60             0.60
           4th Quarter                     1.24             0.50

STOCK PERFORMANCE GRAPH

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG HAROLD'S STORES, INC.,
                   AMEX MARKET INDEX AND HEMSCOTT GROUP INDEX

--------------------------------------------------------------------------------
                        2002      2003      2004      2005      2006      2007
                        ----      ----      ----      ----      ----      ----
HAROLD'S STORES, INC.  100.00    42.96     112.96     52.22     27.78     18.52
HEMSCOTT GROUP INDEX   100.00    84.99     124.10    159.83    188.67    211.73
AMEX MARKET INDEX      100.00    98.53     138.29    148.17    179.73    193.81
--------------------------------------------------------------------------------

                     ASSUMES $100 INVESTED ON FEB. 02, 2002
                          ASSUMES DIVIDEND REINVESTED
                         FISCAL YEAR ENDING FEB 3, 2007

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

     The Company has five series of preferred stock outstanding issued in 2001, 2002, 2003, 2006 and 2007. As of April 30, 2007, these shares are entitled to cumulative dividends of 10% on $6 million of preferred stock, 8% on $11.5 million of preferred stock and 13.5% on the remaining $2.0 million, subject to reduction if certain profitability targets are met. See Note 7 to the Consolidated Financial Statements for additional information on the preferred stock.

     During 2006, approximately $370,000 of preferred stock dividends and preferred stock issuance cost accretion was recorded. Of this amount, approximately $369,000 represented preferred stock dividends paid. Approximately $218,000 was paid in additional shares of preferred stock (as provided by the terms of the preferred stocks) and approximately $151,000 was paid in cash. Effective May 1, 2006, the Board of Directors determined that preferred stock dividends would cumulate, rather than be declared and paid. It is currently anticipated that preferred stock dividends will not be declared or paid in 2007. As of February 3, 2007, approximately $1,428,000 of preferred stock dividends had cumulated, $1,419,000 of which have cumulated in additional shares.

     The Company's primary lending agreement does not currently allow for the payment of dividends on common stock. This agreement does, however, allow for the distribution of preferred stock dividends.

ITEM 6.         SELECTED FINANCIAL DATA

     The following selected consolidated financial information is for the fiscal year indicated. The "Statements of Operation Data" for fiscal years 2006, 2005 and 2004 and the "Balance Sheet Data" as of February 3, 2007 and January 28, 2006 are derived from, and qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The "Statements of Operations Data" for fiscal years 2003 and 2002 and the "Balance Sheet Data" as of January 29, 2005, January 31, 2004 and February 1, 2003, are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

     The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto, appearing elsewhere herein.

                                                    2006         2005         2004         2003         2002
                                                  --------     --------     --------     --------     --------
(Dollar amounts in thousands, except per share
and statistical data)

Statements of Operations Data:
Sales                                             $ 86,328       88,247       89,357       91,683       89,781
  Percentage (decrease) increase in total sales       (2.2)%       (1.2)%       (2.5)%        2.1%       (14.2)%

Gross margin on sales (1)                         $ 23,697       27,059       31,714       30,768       25,443
  Percentage of sales                                 27.5%        30.7%        35.5%        33.6%        28.4%

Net income (loss) before income taxes             $(11,230)      (5,980)          95       (5,671)     (12,789)
  Percentage of sales                                (13.0)%       (6.8)%        0.1%        (6.2)%      (14.2)%

Provision (benefit) for income taxes              $   --           --           --           --          3,206
  Percentage of sales                                  0.0%         0.0%         0.0%         0.0%         3.6%

Preferred stock dividends and accretion of
preferred stock issuance costs                    $    370        1,510        1,501        1,306          863
  Percentage of sales                                  0.4%         1.7%         1.7%         1.4%         1.0%

Net loss applicable to common stockholders        $(11,600)      (7,490)      (1,406)      (6,977)     (16,858)
  Percentage of sales                                (13.4)%       (8.5)%       (1.6)%       (7.6)%      (18.8)%

Net loss per common share:
   Basic and diluted                              $  (1.86)       (1.20)       (0.23)       (1.14)       (2.77)

Other Operating Data:
Stores open at end of period                            43           41           41           42           50
Increase (decrease) in comparable store sales
   (52-53 week basis) (3)                             (8.0)%       (4.0)%        1.9%        11.3%        (9.9)%

Balance Sheet Data:
Working capital (2)                               $ (5,912)      (4,869)         518          888          309
Total assets                                      $ 38,500       35,215       43,065       42,745       51,120

Total debt                                        $ 30,085       18,846       20,538       18,216       18,978
Stockholders' deficit                             $(28,567)     (17,083)      (9,594)      (8,207)      (1,456)
Stockholders' deficit per share                   $  (4.59)       (2.74)       (1.54)       (1.34)       (0.24)

(1) In accordance with retail industry practice, gross margin from sales is calculated by subtracting cost of goods sold (including occupancy and central buying expenses) from sales.
(2) Long-term debt is classified as current to comply with accounting pronouncement EITF 95-22. See Note 5 to the Consolidated Financial Statements for more information.
(3) The Company considers a store comparable if it has been open for 12 full months and has not changed its square footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Harold's is a multi-channel specialty retailer of ladies' and men's apparel, including accessories and footwear. Harold's markets its merchandise through retail stores, catalogs and its website at www.harolds.com.

     The Company experienced decreases in comparable store sales from third quarter 2005 until midway through fourth quarter 2006. Since that time, the Company has experienced positive comparable store sales on a comparative monthly basis. The Company believes the causes that contributed to this disappointing financial performance include the following:

     - The merchandise assortments offered to customers in late 2005 through spring and summer of 2006 were not well received by customers. It is believed that these assortments were too trendy and causal, therefore not appealing to the targeted customers.
     - The Company's merchandise had been over-assorted and too much merchandise had been purchased in order to sell through inventory profitably. This over-assortment also led to a confusing customer shopping experience.
     - In addition to the incorrect content and quantity of merchandise, the inventory did not flow into stores on a monthly basis appropriately to maximize selling.

     Commencing with the fall and holiday 2006 deliveries, the Company has placed more emphasis on offering brand appropriate, classic apparel for which Harold's is best known. Throughout 2006, merchandise also flowed into stores approximately every 30 days, providing customers with a reason to shop more frequently and allowing the Company to reduce its potential risks with any one delivery window. Prior to this time, deliveries were more `front-loaded' into the beginning of each season. Additionally, in 2007 the Company believes that the number of items offered and the amount of inventory purchased has been adjusted to more appropriate levels.

     In October 2006, Ron Staffieri was hired as the Company's Chief Executive Officer. Mr. Staffieri replaced interim leadership from the Company's Board of Directors that had been in place since August 2005 when the prior CEO departed the Company. Mr. Staffieri has extensive experience as a retail Chief Executive Officer and President prior to joining the Company. The Company believes that having permanent, experienced leadership in place should be pivotal to its future success. Additionally, during April 2007 the Company hired Cherryl Sergeant to the position of Executive Vice President and Chief Merchandising Officer to replace Rebecca P. Casey who departed the Company in 2006.

     During 2006, the Company continued to enhance its real estate portfolio through strategic store relocations and new store openings in markets similar to those that have historically been successful. The Company relocated three stores in 2006: Charlotte, NC; Greenville, SC and Atlanta, GA. Additionally, the Company opened two new stores, in Montgomery, AL and Little Rock, AR. During 2007 the Company anticipates a relocation of a store in Houston, TX and is negotiating opportunities to potentially relocate two more stores into a superior real estate position within its core market territories. The Company believes that in addition to refining its merchandise and related planning and allocation, it is also important to continually improve the store base in an effort to return the Company to profitability.

RESULTS OF OPERATIONS

     The following table reflects items in the Company's Statements of Operations as a percentage of sales for the periods indicated:

                                                         53           52           52
                                                        Weeks        Weeks        Weeks
                                                      --------     --------     --------
                                                        2006         2005         2004
                                                      --------     --------     --------
Sales                                                    100.0%       100.0%       100.0%
Cost of goods sold (including occupancy and central
     buying expenses)                                    (72.5)       (69.3)       (64.5)
                                                      --------     --------     --------
Gross margin                                              27.5         30.7         35.5
Selling, general and administrative expenses             (33.3)       (32.3)       (29.7)
Depreciation and amortization                             (4.2)        (4.3)        (4.6)
                                                      --------     --------     --------
   Operating income (loss)                               (10.0)        (5.9)         1.2
Interest expense                                          (3.1)        (1.7)        (1.1)
Gain on sale of building                                   0.1          0.8         --
                                                      --------     --------     --------
Income (loss) before income taxes                        (13.0)        (6.8)         0.1
Provision for income taxes                                --           --           --
                                                      --------     --------     --------
Net income (loss)                                        (13.0)%       (6.8)%        0.1%
                                                      ========     ========     ========

The following table reflects the increases and decreases in Company sales for the periods indicated:

                                                         53           52           52
                                                        Weeks        Weeks        Weeks
                                                      --------     --------     --------
                                                        2006         2005         2004
                                                      --------     --------     --------

Sales (000's)                                         $ 86,328     $ 88,247     $ 89,357
                                                      ========     ========     ========

Total sales decline                                       (2.2)%       (1.2)%       (2.5)%
Increase (decrease) in comparable store sales (1)         (8.0)        (4.0)         1.9

Store locations:
  Existing stores, beginning of period                      41           41           42
  Stores closed                                           --           --             (1)
  New stores opened during period                            2         --           --
                                                      --------     --------     --------
    Total stores, end of period                             43           41           41
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

     During 2006, total sales decreased 2.2% as compared to a decrease of 1.2% in 2005 and a decrease of 2.5% in 2004. Two new locations were opened during 2006 compared to no new locations in 2005, and no stores were closed in 2006 or 2005. The Company's spring and summer 2006 merchandise assortments were deemed too trendy and casual in nature, resulting in sales declines during the first half of the year. Sales for the first half of 2006 declined 8.7% in total and 13.3% in comparable store sales. However, sales in the second half increased 4.5% in total and declined only 2.7% in comparable store sales with fourth quarter comparable store sales down only 0.6% compared to a third quarter decrease in comparable store sales of 4.6%. We believe that sales improved because of the efforts to return the merchandise to the classically-inspired roots targeting the aged forty customers for which the Company has historically been known. Total Company sales declines were partially offset by an increase in sales in the direct division (catalog and internet) which increased from 3.6% of sales in 2005 to 5.5% of sales in 2006.

     During 2005, total sales decreased 1.2% as compared to a decrease of 2.5% in 2004. No new locations were opened during 2005 or 2004, and no stores were closed in 2005 compared to one store closure in 2004. In September 2005, the Company's sales declined significantly as a result of hurricanes that directly affected its stores in Louisiana, Mississippi and Texas. During the fourth quarter of 2005, the Company experienced significant sales declines due to a shortage of gift-giving and wear-now apparel. Adequate quantities of this merchandise were not planned or purchased. Additionally, customers did not respond favorably to the 2005 apparel offerings. It is believed that these assortments were too trendy, therefore not appealing to the targeted Harold's age forty customer, and they were too casual in composition.

     Gross margin represents sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's gross margin decreased to 27.5% in 2006 from 30.7% in 2005. The decrease in the Company's gross margin was primarily due to greater markdowns incurred in order to sell the spring and summer 2006 merchandise that was too trendy and casual in nature. In addition, occupancy costs were higher both in aggregate and as a percentage of sales decreasing gross margin by approximately 1.1% of sales. During 2005, the Company's gross margin decreased to 30.7% from 35.5% in 2004, or 4.8%. The decrease in the Company's gross margin was primarily due to greater markdowns incurred as a percent of sales in order to sell merchandise that was not well received by customers, combined with increased markdowns to sell carryover merchandise from the prior year.

     Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 33.3% of sales in 2006 compared to 32.3% of sales in 2005. In the aggregate, total selling, general and administrative expenses were approximately $200,000 higher in 2006 than in 2005 partially due to fiscal 2006 being a 53-week year compared to a 52-week year for fiscal 2005. However, the lack of sales leverage resulted in the percentage of sales rising from 2005 to 2006. In addition, advertising expenses increased approximately $400,000 from 2005 to 2006 and the Company incurred additional expenses associated with efforts to acquire new customers to advertise additional clearance activities. Selling, general and administrative expenses increased to 32.3% of sales in 2005 compared to 29.7% of sales in 2004. The increase in selling, general and administrative expenses is primarily due to $500,000 of severance to the former Executive Vice President - Trend and Design, increased advertising spending of approximately $700,000 and expenses associated with conducting two additional warehouse sale events. In addition, the Company recorded approximately $551,000 of leasehold improvement write downs principally for store relocations.

     In October 2005, the Company closed on the sale of its Norman, Oklahoma office building to Asp Street Investments, LLC, an independent third party, for cash proceeds of $1.25 million. As a result of the sale, the Company realized a gain in the amount of approximately $850,000. Because this was a sale-leaseback transaction, approximately $721,000 of this amount was recognized in 2005 and the remaining $129,000 was deferred. Of the $129,000, $73,000 was recognized during 2006 and the remaining $56,000 will be recognized in 2007.

     Since the Company has not been in an expansion mode for several years and only anticipates modest store openings or closings in the foreseeable future, we would expect our depreciation to remain relatively constant going forward as it did when comparing 2005 to 2006.

     Total 2006 interest expense increased approximately $1,233,000 from 2005 due to higher average interest rates on the Company's outstanding borrowings and higher average outstanding debt balances. The average interest rate on total outstanding debt was 9.17% in 2006, compared to 6.53% in 2005. The average balance on total outstanding debt was $27,045,000 in 2006, compared to $22,272,000 in 2005. The increase in average debt balances resulted principally from lower sales and greater losses. Total 2005 interest expense increased approximately $477,000 from 2004 due to higher average interest rates on the Company's outstanding borrowings and higher average outstanding debt balances. The average interest rate on total outstanding debt was 6.53% in 2005, compared to 4.73% in 2004. The average balance on total outstanding debt was $22,272,000 in 2005, compared to $20,663,000 in 2004. The increase in average debt balances resulted principally from lower sales.

     The Company's effective income tax rate was 0% in 2006, 2005 and 2004. The Company maintains a valuation allowance to fully provide for all remaining deferred tax assets because the Company's history of operating losses makes the realization of these assets uncertain. It is expected that such amounts could be utilized for tax purposes against any operating income in the foreseeable future.

CASH FLOWS

     Cash Flows From Operating Activities. During 2006, net cash used in operating activities was $10,804,000 as compared to net cash provided by operating activities in 2005 of $2,943,000. The decrease in cash flows in 2006 are primarily attributed to a increase in merchandise inventories of $2.7 million and a $5 million increase in the Company's net loss. Inventory increased $2.7 million from 2005 to 2006 primarily due to higher receipts of spring merchandise into 2006 than 2005 due to the 53rd week in 2006.

     Cash Flows From Investing Activities. For 2006, net cash used in investing activities was $2,673,000 as compared to $230,000 in 2005. The increase is attributed to a $1.2 million decrease in proceeds from the disposal of property and equipment due to the sale of a building in Norman, Oklahoma during 2005 with no similar transaction during 2006, combined with increased capital expenditures by $1.2 million in 2006. Capital expenditures during 2006 and 2005 were invested principally in remodeling of existing stores and equipment expenditures in existing operations and a new point-of-sale system during 2006. During 2006, the Company relocated three stores: Charlotte, NC; Greenville, SC and Atlanta, GA. Additionally, the Company opened two new stores, in Montgomery, AL and Little Rock, AR. Capital expenditures were approximately $2.7 million in 2006 and approximately $1.5 million in 2005.

     Cash Flows From Financing Activities. During 2006, the Company made periodic borrowings under its revolving credit facility to finance its inventory purchases, product development and private label programs, store remodeling and equipment purchases for the year (see "Liquidity").

     The Company has a line of credit with its bank. This line had average balances of $23,778,000 and $20,540,000 for 2006 and 2005, respectively. During 2006, this line of credit had a high balance of $28,225,000 and a balance of $22,227,000 as of February 3, 2007. The balance at April 1, 2007 was approximately $25,938,000.

     During 2006, the Company engaged in financings through its principal investors, Ronald de Waal and Howard Lester through their jointly owned entity, RonHow LLC ("RonHow"). In August 2006, the Company and RonHow agreed to establish a $10 million subordinated debt facility, and $5 million was funded for general working capital purposes under the facility. In January 2007, an additional $2 million was funded under the facility, bringing the total amount outstanding at that time to $7 million in aggregate.

     In April 2007, the Company took steps to enhance its working capital by entering into additional financings with RonHow and amended the credit facility with its primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). RonHow advanced to the Company an additional $3 million ("Additional Advance") pursuant to the terms of the existing Subordinated Loan Agreement ("Loan Agreement") between the Company and RonHow dated August 31, 2006, bringing the total loan balance outstanding to $10 million (the "Loan"). The Loan is repayable in accordance with the original terms of the Loan Agreement at maturity on May 31, 2010. The additional $3 million will be used for working capital. The interest rate on the first $7 million in advances is payable at the rate of 13.5% per year. The interest rate on the Additional Advance was increased to 18% and the amount of the Loan was increased to $12 million plus the amount of any interest converted into principal in accordance with the existing terms of the Loan. In addition:

     - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

     - RonHow convert $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock.

     - The Additional Advance is convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

     - WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     Dividends on the new preferred stocks will accrue for the Series 2007-A at 13.5% of stated value and for the Series 2007-B at 18.0% of stated value, in each case in the same manner as the

Company's authorized Series 2006-B. RonHow will have the option to elect whether each quarterly dividend is cumulated or paid in cash or additional shares ("PIK"), or a combination of cash and PIK shares. The shares will be initially convertible into common stock at a conversion price of 66.667% of the trailing 20-day average market price (as defined in the certificates of designation for each Series in a manner the same as the 2006-B Preferred Stock) of the Company's common stock on the date such shares are issued by the Company either directly, in the case of Series 2007-A, or, in the case of Series 2007-B, pursuant to RonHow's exercise of its option to acquire Series 2007-B. For PIK shares issued in lieu of cash dividends, the conversion price will be 66.667% of the trailing 20-day average market price at time of payment of such PIK shares. The 2007-A Preferred Stock is initially convertible at $0.2357 per share. The Series 2007-A and Series 2007-B Senior Preferred Stock have equal priority, but have priority over all other equity securities of the Company, including other series of preferred stock outstanding, as to dividends and proceeds upon liquidation, and have voting and other rights substantially identical to the existing Series 2006-B Preferred Stock, including voting rights on an as-converted basis. See
Note 5 to the Consolidated Financial Statements for further information on the Company's capital and debt structure.

     The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company considers the following as measures of liquidity and capital resources as of the dates indicated (dollars in thousands).

                                                            YEAR END
                                                 ------------------------------
                                                     2006              2005
                                                 ------------     -------------

     Working capital (000's)                        $(5,912)          $(4,000)
     Current ratio                                    .83:1             .86:1
     Ratio of working capital to total assets       (.15):1           (.11):1
     Ratio of long-term debt (including
       current maturities) to stockholders'
       deficit                                     (3.37):1        (132.72):1

     Cash flow from operations and proceeds from credit facilities represent the Company's sources of liquidity, supplemented in 2006 and prior periods by issuances of preferred stock and extensions of credit through participation in the existing credit facility and a subordinated debt agreement by the Company's two primary preferred shareholders. In order to preserve cash, the Company's Board of Directors has determined that it will suspend cash dividends on any preferred stock until further notice. All holders of preferred stock who were previously electing cash dividends advised the Company of their willingness to accept this decision. Management anticipates all these sources of liquidity to be adequate for the maintenance of current operating levels for the next 12 months, but additional liquidity is expected to be needed to support store expansion and remodeling or increases in inventory. Since 2001 through year end 2006, the Company has sold $19.5 million of preferred stock primarily to two investors, its two largest investors have participated in an additional $7 million of bank financing with the Company's primary lender and these investors have also lent the Company $7 million under a subordinated debt agreement. Although the Company's primary investor has indicated a willingness to increase his commitment if needed, there can be no guarantees or assurances that this funding will continue to be available. See "Strategy and Liquidity Update" below for additional information about funding provided to the Company by these two investors in 2007. The Company's capital expenditures budget for 2007 is approximately $2,000,000 to be used for the purchase of fixtures and equipment as well as store remodeling and expansion expenses.

     See Note 5 to the Consolidated Financial Statements for information about restrictions and covenants under the Company's revolving line of credit and Note 7 concerning the terms of the Company's outstanding preferred stock.

STRATEGY AND LIQUIDITY UPDATE

     As reflected in the accompanying financial statements, the Company reported a net loss of $11 million in 2006, a net loss of $6 million in 2005 and a net profit of $95,000 in 2004. In light of the inconsistent financial performance, the Company has undertaken strategic initiatives to improve its financial results and liquidity which are described above under "Overview". In addition, the Company has received additional funding from its principal shareholders as discussed above under "Cash Flows - Cash Flows from Financing Activities."

     Until the Company is able to restore its profitability, it will remain dependent on RonHow for additional financing. See Note 5 and Note 7 for information about the Company's financing arrangements with RonHow.

SEASONALITY

     The Company's business has historically followed a seasonal pattern, peaking three times per year during early spring (March through April), the early fall (September through October) and holiday (Thanksgiving through Christmas) periods. During 2006, approximately 53% of the Company's sales occurred during the third and fourth quarters as did 45% of the Company's cumulative net loss applicable to common stockholders. The operating losses in first and second quarters of 2006 were exacerbated by sales issues due to the Company's spring and summer 2006 merchandise being too trendy and casual in nature, resulting in sales below plan and excessive markdowns to sell the inventory.

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

     In 2006, approximately 31% of the Company's net retail sales were made under its proprietary credit card program, which resulted in customer accounts receivable balances of approximately $6,068,000 at February 3, 2007. The Company has significant experience in managing its credit card program. Each month, the Company reviews all of its credit card accounts and writes off those deemed uncollectible. The allowance for uncollectible accounts is maintained and periodically reviewed. The allowance is primarily based on account write-off trends and aging information. The Company does not expect actual results to vary significantly from its estimate.

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

     Sales from store locations represented 94% of the Company's total sales for 2006. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about 6% of the total sales during 2006. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method beginning on the first day of fiscal 2006. Under SFAS 123(R), the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards issued after the adoption date in accordance with SFAS 123(R). As of February 3, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was approximately $308,000 which is expected to be recognized over a weighted average period of 3.6 years.
Note 1 to the Consolidated Financial Statements for additional information on stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard but does not anticipate the adoption of this standard will have a material impact on its 2007 financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's February 3, 2007 financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 but does not anticipate the adoption of this standard will have a material impact on its 2007 financial statements.

CONTRACTUAL OBLIGATIONS

     The following table reflects certain of the Company's contractual obligations as of February 3, 2007.

                                                   Contractual Obligations due by Period (In Thousands)
                                              -------------------------------------------------------------
                                                           Less than                               More than
       Contractual Obligations                  Total       1 year      1-3 years    3-5 years      5 years
-------------------------------------------   --------     --------      --------     --------     --------
Long-term debt ............................   $ 30,085     $ 22,502(1)  $    278     $  6,443     $    862
Store leases (2) ..........................     25,469        6,304        9,549         5,119        4,497
Operating leases (other than stores) ......      4,338        1,039        1,918         1,206          175
Purchase obligations (3) ..................        512          272          215            25         --
Estimated interest payments (4) ...........     26,235        3,739        7,466         7,447        7,583
                                              --------     --------      --------     --------     --------

Total                                         $ 86,639     $ 33,856     $ 19,426      $ 20,240     $ 13,117
                                              ========     ========      ========     ========     ========

(1) The expiration of the Company's loan agreement, which represents the overwhelming majority of this amount, is February 5, 2010. It is unlikely such debt will be repaid within one year. See Note 5 to the Consolidated Financial Statements for further information.
(2) Store leases are based on minimum rents exclusive of percentage rent based on sales which could increase rental expense. (3) Purchase obligations are comprised mainly of an agreement to purchase a new point-of-sale system, a consulting agreement with the Chairman Emeritus of the Company and software maintenance agreements.
(4) Estimated interest payments are based on projected debt balances and using current interest rates.

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

OFF BALANCE SHEET ARRANGEMENTS

     We have no off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

INTEREST RATE

     At February 3, 2007, the Company had debt outstanding of approximately $30.1 million. Of this amount, $22.2 million bears interest at a variable rate, which averaged approximately 7.88% during 2006. A 10% increase in short-term interest rates on the variable rate debt outstanding at February 3, 2007 would approximate 92 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $204,000 assuming borrowed amounts remain outstanding.

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

     The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

                                Expected Maturity
                                 (In thousands)

                                      2007        2008       2009       2010       2011    Thereafter   Total
                                    --------    --------   --------   --------   --------   --------   --------
Long-term debt:
   Variable Rate (1) ............   $ 22,227    $   --     $   --     $   --     $   --     $   --     $ 22,227
   Weighted Average Interest
   Rate .........................       7.88%                  --         --         --         --         --

(1) Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. See
    Note 5 to the Consolidated Financial Statements for further information.

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

     The Company had no foreign exchange instruments outstanding at February 3, 2007; therefore, a sensitivity analysis would result in no impact to earnings. Anticipated transactions, firm commitments, and accounts payable denominated in foreign currencies would be excluded from the sensitivity analysis. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on the Company during 2006, 2005 or 2004.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements included in this report immediately following the Signature Page to this Report.

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

     These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     During the fourth quarter of 2006, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

     None.

                                    PART III.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2007 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics that applies to all Harold's associates including its Chief Executive Officer and Chief Financial Officer/Principal

Accounting Officer. A copy of the Code of Business Conduct and Ethics is available on the Company's website at www.harolds.com.

ITEM 11.        EXECUTIVE COMPENSATION

     The information required under Item 11 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                INDEPENDENCE

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

                                    PART IV.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule" immediately following the Signature Page to this Report:

     MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     CONSOLIDATED FINANCIAL STATEMENTS:
        Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006 Consolidated Statements of Operations for the Years Ended February 3,
     2007, January 28, 2006 and January 29, 2005
        Consolidated Statements of Stockholders' Deficit for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
        Consolidated Statements of Cash Flows for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
        Notes to Consolidated Financial Statements

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

                                       HAROLD'S STORES, INC.

Date:  April 27, 2007                  /s/ Ron Staffieri
                                       ---------------------------------------
                                       Ron Staffieri
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

              Signature                                   Title                            Date
-------------------------------------    ----------------------------------------    -----------------
/s/ Ron Staffieri                        Chief Executive Officer and Director         April 27, 2007
-------------------------------------    (Principal Executive Officer)
Ron Staffieri

/s/ William E. Haslam                    Non-Executive Chairman of the Board          April 27, 2007
-------------------------------------    and Director
William E. Haslam

/s/ Jodi L. Taylor                       Chief Financial Officer and Secretary        April 27, 2007
-------------------------------------    (Principal Financial and Accounting
Jodi L. Taylor                           Officer)

/s/ James D. Abrams                      Director                                     April 27, 2007
-------------------------------------
James D. Abrams

/s/ Robert L. Anderson                   Director                                     April 27, 2007
-------------------------------------
Robert L. Anderson

/s/ Margaret A. Gilliam                  Director                                     April 27, 2007
-------------------------------------
Margaret A. Gilliam

/s/ Clark J. Hinkley                     Director                                     April 27, 2007
-------------------------------------
Clark J. Hinkley

/s/ Leonard Snyder                       Director                                     April 27, 2007
-------------------------------------
Leonard Snyder

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                 Consolidated Financial Statements and Schedule
             February 3, 2007, January 28, 2006 and January 29, 2005
      (With Independent Registered Public Accounting Firm's Report Thereon)

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

The Audit Committee of the Board of Directors of Harold's Stores, Inc. has engaged BDO Seidman LLP, an independent registered public accounting firm, to conduct an audit of the 2006 consolidated financial statements. Their report is included on the following page.



/s/ Ron Staffieri
----------------------------------
Ron Staffieri
Chief Executive Officer

/s/ Jodi L. Taylor
----------------------------------
Jodi L. Taylor
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Harold's Stores, Inc.

We have audited the accompanying consolidated balance sheet of Harold's Stores, Inc. and subsidiaries (the "Company") as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the 53 week period ended February 3, 2007 and the 52 week period ended January 28, 2006. We have also audited the schedule listed in
Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for the 53 week period ended February 3, 2007 and the 52 week period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for share-based payment arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), SHARE-BASED PAYMENT, on January 29, 2006.



                                       /s/ BDO Seidman, LLP
                                       -------------------------------------
                                       BDO Seidman, LLP


Dallas, Texas
April 26, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Harold's Stores, Inc.

We have audited the consolidated balance sheet of Harold's Stores, Inc. and subsidiaries as of January 29, 2005 (not presented herein) and the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the 52 week period ended January 29, 2005. Our audit also included the financial statement schedule for the 52 weeks ended January 29, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harold's Stores, Inc. and subsidiaries as of January 29, 2005 (not presented herein) and the consolidated results of its operations and its cash flows for the 52 week period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the 52 weeks ended January 29, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                       /s/ Ernst and Young LLP
                                       -------------------------------------
                                       Ernst and Young LLP


Oklahoma City, Oklahoma
April 20, 2005

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               February 3,   January 28,
                                                                  2007          2006
                                                                --------      --------
ASSETS:

 Current assets:
    Cash and cash equivalents                                   $    979      $    636
    Trade accounts receivable, less allowance for doubtful
      accounts of $75 as of February 3, 2007 and $138 as of        6,074         6,343
      January 28, 2006
    Note and other receivables                                         1           157
    Merchandise inventories                                       19,389        16,657
    Prepaid expenses                                               2,136         1,146
                                                                --------      --------

      Total current assets                                        28,579        24,939

 Property and equipment, at cost                                  44,078        41,670
 Less accumulated depreciation and amortization                  (34,157)      (31,394)
                                                                --------      --------

    Net property and equipment                                     9,921        10,276
                                                                --------      --------

      Total assets                                              $ 38,500      $ 35,215
                                                                ========      ========








         The accompanying notes are an integral part of the consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                               February 3,   January 28,
                                                                  2007          2006
                                                                --------      --------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

 Current liabilities:
   Accounts payable                                             $  9,765      $  9,013
   Redeemable gift certificates                                    1,220         1,105
   Accrued payroll expenses and bonuses                              565           747
   Accrued rent expense                                              384           353
   Deferred gain on sale of building                                  55            74
   Current maturities of long-term debt                           22,502        17,647
                                                                --------      --------
      Total current liabilities                                   34,491        28,939
                                                                --------      --------

 Accrued rent expense, net of current                              4,527         5,164
 Deferred gain, net of current portion                              --              55
 Stock warrant liability                                             818            55
 Long-term debt, net of current maturities                         7,583         1,199
                                                                --------      --------
      Total long-term liabilities                                 12,928         6,418
                                                                --------      --------

      Total liabilities                                           47,419        35,357

 Commitments and contingent liabilities (Notes 10 and 12)

 Convertible preferred stock of $.01 par value
    Amended Series 2001-A, authorized 500,000 shares,
    issued and outstanding 342,653 as of February 3, 2007
    and 341,296 as of January 28, 2006                             6,853         6,826

    Series 2002-A, authorized 300,000 shares, issued and
    outstanding 231,550 as of February 3, 2007 and
    227,372 as of January 28, 2006                                 4,631         4,548

    Series  2003-A, authorized 100,000 shares, issued and
    outstanding  56,742 as of February 3, 2007 and 55,673
    as of January 28, 2006                                         5,674         5,567

    Series  2006-A, authorized 75,000 shares, issued and
    outstanding  25,000 as of February 3, 2007 and none
    as of January 28, 2006                                         2,490          --

    Series  2006-B, authorized 25,000 shares, issued and
    outstanding none as of February 3, 2007 and January
    28, 2006                                                        --            --

    Amended 2001-A and 2002-A entitled to $20.00 per share, 2003-A and 2006-A entitled to $100.00 per share, and 2006-B entitled to $1,000.00 per share, in each case plus accrued but unpaid dividends in liquidation. Aggregate liquidation value at February
    3, 2007: $21,086,127

 Stockholders' deficit:

   Common stock of $.01 par value
   Authorized 25,000,000 shares; issued and outstanding
       6,223,508 as of February 3, 2007 and as of January
       28, 2006                                                       62            62
    Additional paid-in capital                                    34,585        34,469
    Accumulated deficit                                          (63,212)      (51,612)
                                                                --------      --------
                                                                 (28,565)      (17,081)
 Less:  Treasury stock of 205 shares as of February 3, 2007
       and as of January 28, 2006 recorded at cost                    (2)           (2)
                                                                --------      --------

      Total stockholders' deficit                                (28,567)      (17,083)
                                                                --------      --------

 Total liabilities and stockholders' deficit                    $ 38,500      $ 35,215
                                                                ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                      53 Weeks          52 Weeks         52 Weeks
                                                        Ended             Ended            Ended
                                                    ------------      ------------      ------------
                                                     February 3,       January 28,       January 29,
                                                        2007              2006              2005
                                                    ------------      ------------      ------------
Sales                                               $     86,328      $     88,247      $     89,357

    Cost of goods sold (including occupancy
    and central buying expenses, exclusive of
    items shown separately below)                         62,631            61,188            57,643
                                                    ------------      ------------      ------------

      Gross margin                                        23,697            27,059            31,714

    Selling, general and administrative
    expenses                                              28,700            28,509            26,564

    Depreciation and amortization                          3,611             3,795             4,076
                                                    ------------      ------------      ------------

      Operating income (loss)                             (8,614)           (5,245)            1,074

    Interest expense                                       2,689             1,456               979

    Gain on sale of building                                 (73)             (721)             --
                                                    ------------      ------------      ------------

                                                           2,616               735               979
                                                    ------------      ------------      ------------

Income (loss) before income taxes                        (11,230)           (5,980)               95

Provision for income taxes                                  --                --                --
                                                    ------------      ------------      ------------

    Net income (loss)                               $    (11,230)     $     (5,980)     $         95
                                                    ============      ============      ============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

    Net income (loss)                               $    (11,230)     $     (5,980)     $         95

    Less: Preferred stock dividends and
    accretion of preferred stock issuance costs             (370)           (1,510)           (1,501)
                                                    ------------      ------------      ------------

    Net loss applicable to common
    stockholders                                    $    (11,600)     $     (7,490)     $     (1,406)
                                                    ============      ============      ============

Net loss per common share:
    Basic                                           $      (1.86)     $      (1.20)     $      (0.23)
                                                    ============      ============      ============
    Diluted                                         $      (1.86)     $      (1.20)     $      (0.23)
                                                    ============      ============      ============

Weighted average number of common shares               6,223,508         6,223,508         6,217,629
                                                    ============      ============      ============

Weighted average number of common shares
    assuming dilution                                  6,223,508         6,223,508         6,217,629
                                                    ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Dollars in Thousands)

                                                      53 Weeks          52 Weeks         52 Weeks
                                                        Ended             Ended            Ended
                                                    ------------      ------------      ------------
                                                     February 3,       January 28,       January 29,
                                                        2007              2006              2005
                                                    ------------      ------------      ------------
Common stock:

Balance (net of treasury shares), beginning
of year                                             $         60      $         60      $         60

Stock bonuses issued, no shares in 2006, no
shares in 2005, 16 shares in 2004                           --                --                   0

Stock options exercised, no shares in 2006, 1,200
shares in 2005, 13,350 shares in 2004                       --                   0                 0
                                                    ------------      ------------      ------------

Balance (net of treasury shares), end of year       $         60      $         60      $         60
                                                    ============      ============      ============

Additional paid-in capital:

Balance, beginning of year                          $     34,469      $     34,468      $     34,449

Stock bonuses                                               --                --                --

Stock options exercised                                     --                   1                19

Stock based compensation expense                             116              --                --
                                                    ------------      ------------      ------------

Balance, end of year                                $     34,585      $     34,469      $     34,468
                                                    ============      ============      ============

Accumulated deficit:

Balance, beginning of year                          $    (51,612)     $    (44,122)     $    (42,716)

Net income (loss)                                        (11,230)           (5,980)               95

Preferred stock dividends and accretion                     (370)           (1,510)           (1,501)
                                                    ------------      ------------      ------------

Balance, end of year                                $    (63,212)     $    (51,612)     $    (44,122)
                                                    ============      ============      ============








        The accompanying notes are an integral part of these consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                      53 Weeks          52 Weeks         52 Weeks
                                                        Ended             Ended            Ended
                                                    ------------      ------------      ------------
                                                     February 3,       January 28,       January 29,
                                                        2007              2006              2005
                                                    ------------      ------------      ------------
Cash flows from operating activities:
Net income (loss)                                   $    (11,230)     $     (5,980)     $         95
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                          3,611             3,795             4,076
    Gain on sale of assets                                  (148)             (736)              (67)
    Recognition of deferred gain on sale of
        building                                             (73)              (18)             --
    Losses on impaired assets                                124               551              --
    Stock options expense                                    116              --                --
    Stock warrants expense                                   112              --                --
    Changes in assets and liabilities:
        Decrease (increase) in trade and
            other receivables                                402               876              (174)
        (Increase) decrease in merchandise
            inventories                                   (2,732)            3,466            (2,410)
        (Increase) decrease in prepaid expenses             (990)              108              (124)
        Increase (decrease) in accounts payable              752             1,897              (268)
        Decrease in accrued expenses                        (747)           (1,016)             (785)
                                                    ------------      ------------      ------------
Net cash (used in) provided by operating
    activities                                           (10,803)            2,943               343
                                                    ------------      ------------      ------------

Cash flows from investing activities:
    Acquisition of property and equipment                 (2,721)           (1,595)           (2,030)
    Proceeds from disposal of property and
        equipment                                             24             1,273                67
    Issuance of notes receivable                            --                  (6)             (102)
    Payments received for note receivable                     23                98                37
                                                    ------------      ------------      ------------
Net cash used in investing activities                     (2,674)             (230)           (2,028)
                                                    ------------      ------------      ------------

Cash flows from financing activities:
    Borrowings on long-term debt                           7,000             1,300              --
    Payments of long-term debt                              (209)           (1,350)             (272)
    Advances on revolving line of credit                 109,400            97,058           100,532
    Payments on revolving line of credit                (104,708)          (98,700)          (97,975)
    Proceeds from the issuance of common stock              --                   1                18
    Proceeds from the issuance of preferred stock          2,488              --                --
    Preferred stock dividends                               (151)           (1,060)           (1,062)
                                                    ------------      ------------      ------------
Net cash provided by (used in) financing
    activities                                            13,820            (2,751)            1,241
                                                    ------------      ------------      ------------

Net increase (decrease) in cash and cash
    equivalents                                              343               (38)             (444)
Cash and cash equivalents at beginning of year               636               674             1,118
                                                    ------------      ------------      ------------
Cash and cash equivalents at end of year            $        979      $        636      $        674
                                                    ============      ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Income taxes                                    $         52      $         72      $         44
                                                    ============      ============      ============

    Interest                                        $      2,688      $      1,149      $      1,096
                                                    ============      ============      ============

Non-cash investing and financing activities:
   Preferred stock dividends accrued                $        219      $        410      $        378
   Equipment purchased under capital lease
       obligations                                  $        462      $       --        $       --

        The accompanying notes are an integral part of these consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Entity
----------------

     Harold's Stores, Inc., an Oklahoma corporation (the "Company"), operates a 43-store chain of classically inspired ladies and men's specialty apparel stores. The Company offers its merchandise in stores primarily across the South and Southwest. Merchandise is also offered over the internet at www.harolds.com and via a direct mail catalog. The Company creates the majority of its product assortment through its private label program. The product development and private label programs provide an exclusive selection of upscale merchandise to the consumer.

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Reclassification
----------------

     Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Definition of Fiscal Year
-------------------------

     The Company has a 52-53 week year that ends on the Saturday closest to January 31. Years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006, January 29, 2005, respectively. The year 2006 comprised a 53-week year while years 2005 and 2004 each comprised 52-week years.

Recent Accounting Pronouncements
--------------------------------

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard but does not anticipate the adoption of this standard will have a material impact on its 2007 financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's February 3, 2007 financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS No. 159 but does not anticipate the adoption of this standard will have a material impact on its 2007 financial statements.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents include overnight investments and credit card receivables collected within three business days.

Concentration of Credit Risk
----------------------------

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

Accounts Receivable and Finance Charges
---------------------------------------

     Trade accounts receivable primarily represents the Company's credit card receivables from customers. These customers are primarily residents of Oklahoma and Texas. Finance charges on these revolving receivables are imposed at various annual rates in accordance with the state laws in which the Company operates, and are recognized in income when applied to the customers' statements. Minimum monthly payments are required and are generally equal to ten percent of the outstanding balance. The average liquidation rate at February 3, 2007 was approximately 2.46 months. Finance charge revenue is netted against selling, general and administrative expenses and was approximately $973,000, $1,132,000, and $1,142,000, in 2006, 2005, and 2004, respectively.

Allowances for doubtful accounts are established based upon historical losses and increased as necessary to cover specific items. Receivables determined to be uncollectible are written off as a charge to the allowance. Recoveries of previously written off amounts are added back to the allowance. Charge-offs related to these accounts were approximately $111,000, $156,000 and $253,000 during 2006, 2005 and 2004, respectively.

Merchandise Inventories
-----------------------

     Merchandise inventories are valued at the lower of cost or market using the retail method of accounting. Manufacturing inventories of raw materials, work-in-process and in-transit items are valued at the lower of cost (first-in, first-out method) or market, and approximate $3,325,000 and

$2,921,000 at February 3, 2007 and January 28, 2006, respectively. Physical inventory counts are performed twice each year using a third party, and estimates are made for shortages between the date of the physical inventory count and the balance sheet. Management evaluates any obsolete or slow-moving inventory and records any required markdowns.

Stock Options
-------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in their financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107") regarding the Staff's interpretation of SFAS 123(R). This interpretation provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Following the guidance prescribed in SAB No. 107, on January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years.

     Under SFAS 123(R), the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards issued after the adoption date in accordance with SFAS 123(R).

     In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123(R) modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the Statement of Cash Flows. For periods after adopting SFAS 123(R) under the modified prospective method, such benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the Statement of Cash Flows. Note 7 provides additional information regarding the Company's stock option plan.

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

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

                                                                Year Ended
                                                        --------------------------
                                                        January 28,     January 29,
                                                           2006            2005
                                                        ----------      ----------
                                                             (In thousands,
                                                          except per share data)
Net loss applicable to common stockholders, as
  reported                                              $   (7,490)     $   (1,406)

Add:
Stock-based employee compensation expense
  included in reported net loss                               --              --

Deduct:
Stock-based employee compensation expense
  determined under fair value method for all awards            439             375
                                                        ----------      ----------

Pro forma net loss applicable to common
  stockholders                                          $   (7,929)     $   (1,781)
                                                        ==========      ==========

Net loss per common share:
  Basic, as reported                                    $    (1.20)     $    (0.23)
  Basic, pro forma                                      $    (1.27)     $    (0.29)

  Diluted, as reported                                  $    (1.20)     $    (0.23)
  Diluted, pro forma                                    $    (1.27)     $    (0.29)

     The fair value of each non-qualified and incentive option granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions for 2006, 2005 and 2004: risk-free interest rate of 4.71% for 2006, 4.39% for 2005, and 4.15% for 2004; expected dividend yield of 0% for all periods; expected lives of approximately seven years for 2006, 2005 and 2004; and volatility of the price of the underlying common stock of 89.1% for 2006, 79.9% for 2005, and 79.0% for 2004.

Revenue Recognition
-------------------

     Sales from store locations represented 94% of the Company's total sales for 2006. These sales are recognized at the time of the customer's purchase. Sales are net of returns and exclude sales tax. The Company's direct catalog and internet sales represented about 6% of the total sales during 2006. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

Advertising
-----------

     During 2006, 2005 and 2004, the Company incurred approximately $5,468,000, $5,035,000, and $4,313,000, respectively, in advertising expenses. Advertising expenditures related principally to small publications mailed to the Company's database of active customers are expensed at the time of mailing to the customer.

Property and Equipment and Maintenance and Repairs
--------------------------------------------------

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the respective leases, including reasonably assured renewal periods, or the expected life of the improvements. The following are the estimated useful lives used to compute depreciation and amortization:

              Buildings                                     30 years
              Leasehold improvements                      5-10 years
              Furniture and equipment                      4-7 years
              Software and related costs                     3 years

     Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized. During 2006, 2005 and 2004, the Company recorded approximately $3,611,000, $3,795,000, and $4,076,000, respectively, of depreciation and amortization expense.

Computer Software Costs
-----------------------

     For 2006, 2005 and 2004, internally developed software related costs of approximately $111,000, $52,000 and $70,000, respectively, were capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are amortized over the life of the related software.

Income Taxes
------------

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company maintains a valuation allowance to fully provide for all remaining deferred tax assets because the Company's history of operating losses made the realization of these assets uncertain. As of February 3, 2007, the Company's valuation allowance was equal to 100% of its deferred tax assets. See Note 6 to the Consolidated Financial Statements for additional discussion.

Net loss Per Common Share
-------------------------

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

     The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the periods indicated:

                                                           2006            2005            2004
                                                        ----------      ----------      ----------
                                                          (In thousands, except per share data)
Net loss applicable to common stockholders, basic
  and diluted                                           $  (11,600)     $   (7,490)     $   (1,406)
                                                        ==========      ==========      ==========

Weighted average number of common shares
  outstanding - basic                                        6,224           6,223           6,218
Dilutive effect of potential common shares issuable
  upon exercise of employee stock options                     --              --              --
                                                        ----------      ----------      ----------
Weighted average number of common shares
  outstanding - diluted                                      6,224           6,223           6,218
                                                        ==========      ==========      ==========

Net loss per share:
     Basic                                              $    (1.86)     $    (1.20)     $    (0.23)
                                                        ==========      ==========      ==========
     Diluted                                            $    (1.86)     $    (1.20)     $    (0.23)
                                                        ==========      ==========      ==========

     Options to purchase 1,359,678, 1,615,960 and 1,606,313 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of loss per share because of the Company's loss and the options' exercise price was greater than the average market price of common shares and their inclusion would result in anti-dilution. The options expire through the year 2016.

Use of Estimates
----------------

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

Deferred Rent Obligations
-------------------------

     Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company enters the space and begins construction. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period the space is turned over to the Company for construction. The current portion of unamortized deferred rent costs is included in "Accrued rent expense", and the long-term portion is included in "Accrued rent expense, net of current" on the Company's Consolidated Balance Sheets.

Fair Value of Financial Instruments
-----------------------------------

     Balance Sheet: Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Substantially all of the debt is at variable interest rates, therefore, fair value approximates carrying value.

     Off balance sheet: There were no outstanding notional principal amounts of forward exchange contract commitments at February 3, 2007 or at January 28, 2006.

Self Insurance
--------------

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

Impairment of Long-Lived Assets
-------------------------------

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2006 and 2005, the Company recorded approximately $124,000 and $551,000, respectively, of leasehold improvement write downs for store locations that have reported ongoing losses.

2.   STRATEGY AND LIQUIDITY UPDATE

     As reflected in the accompanying financial statements, the Company reported a net loss of $11 million in 2006, a net loss of $6 million in 2005 and a net profit of $95,000 in 2004. In light of the inconsistent financial performance, the Company has highlighted the following key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     The Company experienced decreases in comparable store sales from third quarter 2005 until midway through fourth quarter 2006. Since that time, the Company has experienced positive comparable store sales. The Company believes the causes that contributed to this disappointing financial performance include the following:

     - The merchandise assortments offered to customers in late 2005 through spring and summer of 2006 were not well received by customers. The assortments were too trendy and causal, therefore not appealing to the targeted customers.
     - The Company's merchandise has been over-assorted. This over-assortment also leads to a confusing customer shopping experience.
     - The quantity of merchandise purchased has exceeded our ability to sell at profitable margins resulting in significant markdowns.
     - In addition to the correct content and quantity of merchandise, the inventory did not flow into stores on a monthly basis appropriate to maximizing selling.
     - The men's portion of our business has experienced sales declines far greater than in the ladies' division. We have re-focused our men's merchandise assortments on classically-inspired, brand-appropriate apparel and accessories.

     Commencing with the fall and holiday 2006 deliveries, the Company has placed more emphasis on offering brand appropriate, classic apparel for which Harold's is best known. Throughout 2006, merchandise also flowed into stores approximately every 30 days, providing customers with a reason to shop more frequently and allowing the Company to reduce its potential risks with any one delivery window. Prior to this time, deliveries were more `front-loaded' into the beginning of each season. Additionally, in 2007 the Company believes that the number of items offered and the amount of inventory purchased has been adjusted to more appropriate levels. The Company will focus passionately on its merchandising non-negotiables of fit, quality and brand appropriateness.

     In October 2006, Ron Staffieri was hired as the Company's Chief Executive Officer. Mr. Staffieri replaced interim leadership from the Company's Board of Directors that had been in place since August 2005 when the prior CEO departed the Company. Mr. Staffieri has extensive experience as a retail Chief Executive Officer and President prior to joining the Company. The Company believes that having permanent, experienced leadership in place should be pivotal to its future success. Additionally, during April 2007 the Company hired Cherryl Sergeant to the position of Executive Vice

President and Chief Merchandising Officer to replace Rebecca P. Casey who departed the Company in 2006.

     During 2006, the Company engaged in financings through its principal investor, Ronald de Waal and Howard Lester through their jointly owned entity, RonHow LLC ("RonHow"). In August 2006, the Company and RonHow agreed to establish a $10 million subordinated debt facility, and $5 million was funded for general working capital purposes under the facility. In January 2007, an additional $2 million was funded under the facility, bringing the total amount outstanding at that time to $7 million in aggregate.

     In April 2007, the Company took steps to enhance its working capital by entering into additional financings with RonHow and amended the credit facility with its primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). RonHow advanced to the Company an additional $3 million ("Additional Advance") pursuant to the terms of the existing Subordinated Loan Agreement ("Loan Agreement") between the Company and RonHow dated August 31, 2006, bringing the total loan balance outstanding to $10 million (the "Loan"). The Loan is repayable in accordance with the original terms of the Loan Agreement at maturity on May 31, 2010. The additional $3 million will be used for working capital. The interest rate on the first $7 million in advances is payable at the rate of 13.5% per year. The interest rate on the Additional Advance was increased to 18% and the amount of the Loan was increased to $12 million plus the amount of any interest converted into principal in accordance with the existing terms of the Loan. In addition:

     - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

     - RonHow convert $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock.

     - The Additional Advance is convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

     - WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     Dividends on the new preferred stocks will accrue for the Series 2007-A at 13.5% of stated value and for the Series 2007-B at 18.0% of stated value, in each case in the same manner as the Company's authorized Series 2006-B. RonHow will have the option to elect whether each quarterly dividend is cumulated or paid in cash or additional shares ("PIK"), or a combination of cash and PIK shares. The shares will be initially convertible into common stock at a conversion price of 66.667% of the trailing 20-day average market price (as defined in the certificates of designation for each Series in a manner the same as the 2006-B Preferred Stock) of the Company's common stock on the date such shares are issued by the Company either directly, in the case of Series 2007-A, or, in the case of Series 2007-B, pursuant to RonHow's exercise of its option to acquire Series 2007-B. For PIK shares issued in lieu of cash dividends, the conversion price will be 66.667% of the trailing 20-day average market price at time of payment of such PIK shares. The 2007-A Preferred Stock is initially convertible at $0.2357 per share. The Series 2007-A and Series 2007-B Senior Preferred Stock have equal priority, but have priority over all other equity securities of the Company, including other series of preferred stock outstanding, as to dividends and proceeds upon liquidation, and have voting and other rights substantially identical to the existing Series 2006-B Preferred Stock, including voting rights on an as-converted basis. See Note 5 to the Consolidated Financial Statements for further information on the Company's capital and debt structure.

     Until the Company is able to restore its profitability, it will remain dependent on RonHow for additional financing.

     During 2006, the Company continued to enhance its real estate portfolio through strategic store relocations and new store openings in markets similar to those that have historically proven to be successful. The Company relocated three stores in 2006: Charlotte, NC; Greenville, SC and Atlanta, GA. Additionally, the Company opened two new stores, in Montgomery, AL and Little Rock, AR. During 2007 the Company anticipates the relocation of a store in Houston, TX and is negotiating opportunities to potentially relocate two more troubled stores into a superior real estate position within its core market territories. The Company believes that in addition to refining its merchandise and related planning and allocation, it is also important to continually improve the store base in an effort to return the Company to profitability.

     If the Company can properly execute the merchandise initiatives outlined above, this should result in improvement in its operating performance for 2007. No assurances can be provided that the initiatives will result in improvement.

3.   NOTE RECEIVABLE

     On April 2, 2002, the Company sold its only restaurant accepting a promissory note in return in the principal amount of $80,000. Interest income is netted against selling, general and administrative expenses and was $1,000, $3,000 and $4,000 during 2006, 2005 and 2004. The balance of this note at February 3, 2007 and January 28, 2006 was zero and approximately $23,000, respectively.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at February 3, 2007 and January 28, 2006 consisted of the following:

                                             2006         2005
                                           --------     --------
                                              (in thousands)

            Land                           $    631     $    631
            Buildings                           897          881
            Leasehold improvements           25,104       24,351
            Furniture and equipment          17,446       15,807
                                           --------     --------
                                           $ 44,078     $ 41,670
                                           ========     ========

5.   LONG-TERM DEBT

     Long-term debt at February 3, 2007 and January 28, 2006 consisted of the following:

                                                            2006         2005
                                                          --------     --------
                                                             (in thousands)

     Borrowings under line of credit with a maximum
     availability of $22,000,000, bearing interest at
     a weighted-average variable rate (7.88% at
     February 3, 2007) payable monthly, due February
     2010. This line of credit is secured by
     substantially all assets of the Company              $ 22,227     $ 17,535

     Note payable to financial institution, secured
     by building and land, bearing interest at a
     fixed rate (6.85%) due in monthly installments
     of principal and interest of approximately
     $12,000, with final payment due February, 2012          1,198        1,253

     Note payable to preferred shareholders,
     unsecured, bearing interest at a fixed rate
     (14.4%) due in monthly installments of interest
     of approximately $79,000, with final maturity of
     May, 2010                                               6,294         --

     Capital lease obligation, secured by computer
     equipment, bearing interest at a fixed rate
     (4.00%) due in quarterly installments of
     principal and interest of approximately $4,000,
     with final payment due June, 2007                           8         --

     Capital lease obligation, secured by computer
     equipment, bearing interest at a fixed rate
     (4.94%) due in monthly installments of principal
     and interest of approximately $6,000, with final
     payment due September, 2008                               108         --

     Capital lease obligation, secured by computer
     equipment, bearing interest at a fixed rate
     (4.96%) due in monthly installments of principal
     and interest. One remaining installment is
     approximately $23,000 and all other installments
     are approximately $12,000, with final payment
     due December, 2008                                        250         --

     Capital lease obligation, secured by computer
     equipment, bearing interest at a fixed rate
     (4.00%) due in quarterly installments of
     principal and interest of approximately $12,000,
     with final payment due August, 2006                      --             36

     Capital lease obligation, secured by computer
     equipment, bearing interest at a fixed rate
     (4.00%) due in quarterly installments of
     principal and interest of approximately $8,000,
     with final payment due October, 2006                     --             22
                                                          --------     --------

     Total debt                                             30,085       18,846

        Less current maturities of long-term debt           22,502       17,647
                                                          --------     --------

     Long-term debt, net of current maturities            $  7,583     $  1,199
                                                          ========     ========

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, on January 24, 2006, the maximum available credit line was increased, and the expiration date was extended to February 5,

2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006, and a maximum capital expenditure covenant, established at $3.3 million for 2006. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at February 3, 2007 was $22,227,000 which includes the $7 million outstanding under the bridge facility discussed below. At February 3, 2007 the Company's availability under the WFRF line of credit was approximately $1.7 million above the minimum availability requirement of $1.0 million and the average interest rate on the credit line was 7.88%.

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

     In order to achieve additional liquidity, on January 24, 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, the Company began paying an additional 4% fee per annum on the outstanding new participation amount up to $3 million, which commenced January 24, 2006. This fee is in addition to the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

     In connection with the foregoing transactions, the Company and RonHow agreed upon a new repayment priority for RonHow's participations in the credit facility. Unless otherwise agreed to by the Company and RonHow at the time of any repayment, any repayments of participations will be applied first to the repayment of RonHow's first $2 million participation funded in July 2003, next to the repayment of the RonHow's second $2 million participation funded in April 2004, and finally to the repayment of RonHow's new $3 million participation funded on January 24, 2006. The parties amended the Option Agreement previously executed on April 30, 2004, to document this agreement. As part of the foregoing participation transaction, WFRF, RonHow and the Company entered into a letter of understanding which established a framework for RonHow to obtain the right to convert its aggregate $7 million participation in the Company's credit facility into a subordinated loan to the Company, subject to the negotiation of mutually acceptable definitive agreements. The Company has agreed that the options to convert to preferred stock granted by the Company to RonHow to permit RonHow to convert its new $3 million participation and its prior $2 million participation funded in April 2004 would continue to apply to any such subordinated loan to the extent such participations are converted.

     On August 31, 2006, the Company and RonHow ("Lender") entered into a $10 million Subordinated Loan Agreement ("Loan Agreement") pursuant to which the Lender loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to the Lender a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. See Note 7 for further discussion of these warrants. The Loan is also convertible into Series 2006-B Preferred Stock at the option of the Lender at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, the Lender also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. The Lender's rights to the collateral and to payment is subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between the Lender, WFRF and the Company. In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan. On January 4, 2007, the lender loaned the Company an additional $2 million under the Subordinated Loan Agreement, bringing the aggregate amount outstanding to $7 million.

     These transactions were approved by the Company's independent directors.

     The Company was in compliance with its debt covenants for the year ended February 3, 2007. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

     The annual maturities of the above long-term debt as of February 3, 2007 are as follows (in thousands):

               YEAR
               ----
               2007                          $   22,502 (1)
               2008                                 211
               2009                                  67
               2010                               6,366
               2011                                  77
               2012 and subsequent                  862
                                             ----------
               Total                         $   30,085
                                             ==========

               (1) Due in 2010 unless the lender demands earlier payment.

     See Note 2 for a description of certain additional amendments to the Company's line of credit with WFRF and amendments to the Loan which occurred in April 2007.

6.   INCOME TAXES

     Income tax provision for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, consisted of the following:

                                        2006         2005         2004
                                      --------     --------     --------
                                                (in thousands)

     Current provision (benefit)          --           --           --
     Deferred provision (benefit)         --           --           --
                                      --------     --------     --------

      Total                               --           --           --
                                      ========     ========     ========

     Income tax expense differs from the statutory tax rate as follows:

                                              2006         2005         2004
                                            --------     --------     --------

     Statutory tax rate                         34.0%        34.0%        34.0%
     Changes in income taxes caused by:
        State income taxes                       0.0          4.0          6.0
        Net operating loss valuation
           allowance and other                 (34.0)       (38.0)       (40.0)
                                            --------     --------     --------
     Effective tax rate                          0.0%         0.0%         0.0%
                                            ========     ========     ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at February 3, 2007 and January 28, 2006 are presented below:

                                                2006            2005
                                             ----------      ----------
                                                   (in thousands)
     Deferred tax assets - current:
         Allowance for doubtful accounts     $       25      $       55
         Merchandise inventories                    647             332
         Accrued expenses                         1,732           2,235
                                             ----------      ----------
                                                  2,404           2,622
         Less:  Valuation allowance              (2,404)         (2,622)
                                             ----------      ----------
                                                   --              --
                                             ==========      ==========

     Deferred tax assets - noncurrent:
         Property and equipment                   1,612           1,482
         Net operating loss                      23,971          12,842
                                             ----------      ----------
                                                 25,583          14,324
         Less:  Valuation allowance             (25,583)        (14,324)
                                             ----------      ----------
                                             $     --        $     --
                                             ==========      ==========

     The Company's federal net operating losses of approximately $38.9 million will begin to expire in 2021. The Company also has state net operating losses of approximately $37.5 million which begin to expire in 2007. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of February 3, 2007 is equal to 100% of its deferred tax assets.

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

     The state tax rate has decreased significantly during 2006 due to the Company's increased loss position on both a consolidated and individual company basis.

     In the event of an ownership change (as defined for income tax purposes),
Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. The Company's management, in consultation with its tax advisors, determined in 2004 that a change in ownership had occurred on October 1, 2002, and that this change resulted in a limitation on the Company's ability to utilize its NOLs under Section 382 of the Code. As a result of the limitation, the Company may only utilize $1.0 million per year of its total October 1, 2002 pre-change NOL of $12.5 million. Any portion of the $1.0 million annual limitation not utilized in a particular year may be carried over to the next year and added to that year's limitation. Based on the Company's taxable losses, the cumulative excess annual limitation carryover to 2007 is approximately $3.4 million.

7.   STOCK, STOCK OPTIONS AND WARRANTS

STOCK
-----

     The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of February 3, 2007, The Board had authorized four series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares and the 2006-A Preferred Stock consisting of 100,000 shares.

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

     On June 1, 2006, the Company closed on a $2.5 million private equity investment by RonHow. RonHow purchased an aggregate of 25,000 shares of a new series of preferred stock, designated Series 2006-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2006-A Preferred Stock is convertible into common stock at a fixed rate of $0.67 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A and 2003-A Preferred Stock. As a result of the sale of the 2006-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by

Inter-Him and Mr. de Waal is 51.5%. None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company, therefore these preferred shares are included in the mezzanine section of the Consolidated Balance Sheets.

STOCK OPTIONS
-------------

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

     No options were granted to stockholders who have more than 10% of the Company's voting stock during 2006, 2005 or 2004 under the incentive plan. Twenty percent of each option grant, except for grants to non-employee board members, vests one year after the date of issuance with the remaining options vesting at 20% per year for four years. Non-employee board members are required to wait six months from the date of grant before exercising any options from that grant, at which time the options are fully vested. Any unexercised portion of the options will automatically and without notice terminate upon the applicable anniversary of the issuance date or termination of employment. In the third quarter of 2005, the Company, with approval from its Board of Directors, announced the acceleration of all unvested stock options granted and outstanding. The Company's decision to accelerate the vesting of certain outstanding stock option grants was made as part of a broad review of long-term incentive compensation in light of changes in market practices and upcoming accounting changes. A summary of the status of the Company's stock option plan, and activity for the periods indicated, is presented as follows:

                                         Options Outstanding            Options Exercisable
                                      --------------------------     -------------------------
                                                       Weighted                      Weighted
                                                         Avg.                          Avg.
                                                       Exercise                      Exercise
                                        Shares          Price          Shares         Price
                                      ----------      ----------     ----------     ----------
Balance of options outstanding at
January 31, 2004                       2,220,784      $     3.43      1,282,736     $     4.45
                                                                     ==========     ==========

Granted                                  359,550            3.02
Terminated                              (436,143)           4.82
Exercised                                (13,350)           1.46
                                      ----------

Balance of options outstanding at
January 29, 2005                       2,130,841      $     3.09      1,383,431     $     3.46
                                                                     ==========     ==========

Granted                                  262,850            0.88
Terminated                              (396,005)           2.96
Exercised                                 (1,200)           1.00
                                      ----------

Balance of options outstanding at
January 28, 2006                       1,996,486      $     2.83      1,996,486     $     2.83
                                                                     ==========     ==========

Granted                                1,996,665            0.44
Terminated                              (656,405)           3.26
Exercised                                   --                --
                                      ----------

Balance of options outstanding at
February 3, 2007                       3,336,746      $     1.31      1,733,414     $     2.12
                                      ==========      ==========     ==========     ==========

     As of the year ended February 3, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.44 - $9.05, and 7.8 years, respectively. The following table summarizes information about the Company's stock options, which were outstanding, and those, which were exercisable as of February 3, 2007:

                                       Options Outstanding                             Options Exercisable
                      ------------------------------------------------------     -----------------------------------
                                            Weighted                                                   Weighted
     Range of                                Average            Weighted                                Average
     Exercise              Number          Exercisable           Average             Number           Exercisable
      Prices            Outstanding           Price           Exercise Price       Exercisable            Price
-----------------     ---------------     --------------      --------------     ---------------    ----------------

    0.44-1.20           2,311,645               9.4                $0.49             708,313              $0.62
    1.20-4.06             811,771               5.0                $2.26             811,771              $2.26
    4.06-7.66             186,030               1.7                $6.18             186,030              $6.18
    7.66-9.05              27,300               0.3                $9.05              27,300              $9.05
                      ---------------                                            ---------------
                         3,336746                                                  1,733,414
                      ===============                                            ===============

     The total intrinsic value of options exercised during the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 was approximately $0, $0, and $17,000, respectively. The intrinsic value of options exercisable and options outstanding was approximately $26,000 and $128,000, respectively, as of February 3, 2007.

     The weighted average fair values of options granted under the non-qualified plan during 2006, 2005 and 2004 were $0.28, $0.68, and $2.25, respectively.

     The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 53 weeks ended February 3, 2007, the Company included compensation expense relating to the grant of these options in the amount of approximately $116,000 in stock-based compensation expense in the accompanying consolidated statements of operations. As of February 3, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was approximately $308,000 which is expected to be recognized over a weighted average period of 3.6 years.

WARRANTS
--------

     In consideration of the Subordinated Debt Agreement described in Note 5 entered into on August 31, 2006, the Company also issued to the Lender a 10 year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. These warrants were valued by an independent appraisal firm engaged by the Company to provide such services. These warrants are included in long-term liabilities on the Company's consolidated balance sheet. See Note 5 for additional information.

8.   RETIREMENT AND BENEFIT PLANS

     The Company has a profit sharing retirement plan with a 401(k) provision that allows participants to annually contribute up to $15,000 of their compensation before income taxes plus an additional catch up contribution of $5,000 before income taxes if the participant is at least 50 years old. Eligible participants are employees at least 21 years of age with one year of service. The Company's Board of Directors will designate annually the amount of the profit sharing contribution as well as the percentage of participants' compensation that it will match as 401(k) contributions. For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the Company contributed approximately $208,000, $184,000, and $250,000, respectively, to the 401(k) plan.

9.   RELATED PARTY TRANSACTIONS

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

     See Note 5 for information concerning debt with related parties.

     See Note 7 for information concerning the purchase of preferred stock by certain members of the Company's Board of Directors.

10.  FACILITY LEASES

     The Company conducts a majority of its retail operations from leased store premises under leases that will expire within the next ten years. Certain leases also have options to renew. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

     Minimum rental commitments (excluding renewal options) for store, distribution premises, office space and equipment under noncancelable operating leases having a term of more than one year as of February 3, 2007 were as follows (in thousands):

           YEAR:
           -----
           2007                             $    7,343
           2008                                  6,559
           2009                                  4,908
           2010                                  3,882
           2011                                  2,443
           2012 and subsequent                   4,672
                                            ----------
                Total                       $   29,807
                                            ==========

Total rental expense for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, was as follows (in thousands):

                                            2006         2005         2004
                                          --------     --------     --------

            Base rent                     $  7,386     $  7,008     $  6,797
            Additional rents computed
               As percentage of sales          118          186          252
                                          --------     --------     --------
               Total                      $  7,504     $  7,194     $  7,049
                                          ========     ========     ========

11.  BUSINESS CONCENTRATIONS

     More than 90% of the ladies' apparel sales were attributable to the Company's product development and private label programs during 2006, 2005 and 2004. The breakdown of total sales between ladies' and men's apparel was approximately 84% and 16% for 2006, 82% and 18% for 2005, and 81% and 19% for 2004.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company may issue letters of credit which are used principally in overseas buying, cooperative buying programs, and for other contract purchases. At February 3, 2007, the Company had no outstanding letters of credit to secure orders of merchandise from various domestic and international vendors.

     The Company did not enter into any forward exchange contracts during the year ended February 3, 2007. Normally, forward exchange contracts require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. The contracts are usually of varying short-term duration and include a window delivery feature that provides the Company with an option to enter into a swap agreement in the event that all of the currency is not utilized at the end of the contract's delivery term. A swap allows the Company to sell the unused currency, at the contract's maturity, to the counterparty at the current market rate and then buy back the same amount for the time period to which the Company wants to extend. The counterparty to the derivative transactions is a major financial institution. The credit risk is generally limited to the unrealized gains or losses in such contracts should this counterparty fail to perform as contracted. The Company considers the risk of counterparty default to be minimal.

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

14.  SUBSEQUENT EVENTS

     In April 2007, the Company took steps to enhance its working capital by entering into additional financings with RonHow and amended the credit facility with its primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). RonHow advanced to the Company an additional $3 million ("Additional Advance") pursuant to the terms of the existing Subordinated Loan Agreement ("Loan Agreement") between the Company and RonHow dated August 31, 2006, bringing the total loan balance outstanding to $10 million (the "Loan"). The Loan is repayable in accordance with the original terms of the Loan Agreement at maturity on May 31, 2010. The additional $3 million will be used for working capital. The interest rate on the first $7 million in advances is payable at the rate of 13.5% per year. The interest rate on the Additional Advance was increased to 18% and the amount of the Loan was increased to $12 million plus the amount of any interest converted into principal in accordance with the existing terms of the Loan. In addition:

     - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

     - RonHow convert $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock.

     - The Additional Advance is convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

     - WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     Dividends on the new preferred stocks will accrue for the Series 2007-A at 13.5% of stated value and for the Series 2007-B at 18.0% of stated value, in each case in the same manner as the Company's authorized Series 2006-B. RonHow will have the option to elect whether each quarterly dividend is cumulated or paid in cash or additional shares ("PIK"), or a combination of cash and PIK shares. The shares will be initially convertible into common stock at a conversion price of 66.667% of the trailing 20-day average market price (as defined in the certificates of designation for each Series in a manner the same as the 2006-B Preferred Stock) of the Company's common stock on the date such shares are issued by the Company either directly, in the case of Series 2007-A, or, in the case of Series 2007-B, pursuant to RonHow's exercise of its option to acquire Series 2007-B. For PIK shares issued in lieu of cash dividends, the conversion price will be 66.667% of the trailing 20-day average market price at time of payment of such PIK shares. The 2007-A Preferred Stock is initially convertible at $0.2357 per share. The Series 2007-A and Series 2007-B Senior Preferred Stock have equal priority, but have priority over all other equity securities of the Company, including other series of preferred stock outstanding, as to dividends and proceeds upon liquidation, and have voting and other rights substantially identical to the existing Series 2006-B Preferred Stock, including voting rights on an as-converted basis. See Note 7 to the Consolidated Financial Statements for further information on the Company's capital and debt structure.

SUPPLEMENTARY DATA

Summarized unaudited quarterly financial results are as follows (in thousands, except per share data):

                                                    First         Second        Third         Fourth
                                                   --------      --------      --------      --------
53 Weeks Ended February 3, 2007
-------------------------------
Sales                                              $ 21,108      $ 19,283      $ 23,353      $ 22,584
Gross margin on sales                                 7,696         2,742         6,830         6,429
Net loss applicable to common stockholders (1)       (1,300)       (5,046)       (2,111)       (3,143)
Net loss per common share:
    Basic                                          ($  0.21)     ($  0.81)     ($  0.34)     ($  0.50)
    Diluted                                        ($  0.21)     ($  0.81)     ($  0.34)     ($  0.50)

52 Weeks Ended January 28, 2006
-------------------------------
Sales                                              $ 23,965      $ 20,298      $ 23,339      $ 20,645
Gross margin on sales                                 9,496         4,740         7,760         5,063
Net income (loss) applicable to common
stockholders (2)                                        405        (3,268)         (290)       (4,337)
Net income (loss) per common share:
    Basic                                          $   0.07      ($  0.53)     ($  0.05)     ($  0.69)
    Diluted                                        $   0.04      ($  0.53)     ($  0.05)     ($  0.69)

(1) During the second quarter of 2006, the Company incurred significant markdowns to sell spring and summer merchandise that was deemed too trendy and casual in nature by the customer. This merchandise caused the Company's sales and margins to suffer.

(2) During the second quarter of 2005, the Company incurred significant markdowns to sell excess spring and summer merchandise. During the fourth quarter of 2005, the Company experienced significant sales declines due to a shortage of gift-giving and wear-now apparel. Adequate quantities of this merchandise were not planned or purchased. This, combined with $500,000 of one-time severance payments incurred during the fourth quarter, resulted in the loss reported for the fourth quarter.

                                                                     Schedule II

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                                VALUATION ACCOUNT
                                 (In Thousands)

                                                                   Additions-
                                     Balance       Additions-      Recoveries     Deductions-
                                       at           Charged            of           Write-         Balance
                                    Beginning         to            Accounts        off of        at End of
            Description             of Period       Expense        Written off     Accounts        Period
                                    ----------     ----------      ----------     ----------     ----------
53 Weeks ended
February 3, 2007:
Allowance for doubtful accounts     $      138             (7)             55            111     $       75
                                    ==========     ==========      ==========     ==========     ==========

52 Weeks ended
January 28, 2006:
Allowance for doubtful accounts     $      200             24              70            156     $      138
                                    ==========     ==========      ==========     ==========     ==========

52 Weeks ended
January 29, 2005:
Allowance for doubtful accounts     $      200            218              35            253     $      200
                                    ==========     ==========      ==========     ==========     ==========

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

10.37 Letter of Understanding dated January 24, 2006 by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc. and RonHow, LLC (Incorporated by reference to Exhibit 10.10 to Form 8-K dated January 24, 2006).

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

10.56 Letter Agreement dated March 30, 2007 between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 30, 2007).

22.1 Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

23.1    Consent of BDO Seidman, LLP

23.2    Consent of Ernst & Young, LLP

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