Form 10-K/A
period 2007-02-03
HAROLDS STORES INC
filed 2007-05-31
CIK 818682

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2007

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                          COMMISSION FILE NO. 001-10892

                              HAROLD'S STORES, INC.
             (Exact name of registrant as specified in its charter)

           Oklahoma                                      73-1308796
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 5919 Maple Avenue, Dallas, Texas 75235                   (214) 366-0600
(Address of principal executive offices)         (Registrant's telephone number,
               (Zip Code)                              including area code)

           Securities registered under Section 12(b) of the Act: None.

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                              VALUE $0.01 PER SHARE

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated file [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of July 29, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $1,969,867.

The number of shares of the registrant's common stock outstanding as of April 10, 2007 was 6,223,508.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.
================================================================================

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended February 3, 2007, which was filed with the SEC on April 30, 2007 ("Original Filing"). Part III information was previously omitted from the Company's Annual Report on Form 10-K with the intention that such information would be incorporated by reference from the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement"). This Amendment No. 1 is to provide Part III information because the Company's definitive Proxy Statement will not be filed with the SEC within 120 days of the Company's fiscal year end and to amend the Index to Exhibits and add references to exhibits that were not included in the originally filed Index to Exhibits and to add additional certifications of the Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following is certain biographical information relating to each existing director of the Company. Directors are elected annually in the manner described below and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

JAMES D. ABRAMS, age 62, has been a director since 2002. He is an attorney with the Columbus, Ohio law firm of Chester, Willcox & Saxbe, LLP, a position he has held since May 2003. He is a Certified Public Accountant and MBA, and is admitted to the Ohio Bar and District of Columbia Bar. From 1972 to 2001, Mr. Abrams has had extensive business and professional experience. At the beginning of his career, he was employed by Touche Ross & Co. (currently Deloitte & Touche) rising to the level of Manager, National Services Director-Retailing and Manufacturing. Mr. Abrams also served as Chief Financial Officer for Gap, Inc., until 1979, and Williams-Sonoma, Inc. until 1988. From 1988 to 2001, he served in various capacities, including President of Biobottoms, Inc., Vice President of Kids Marketing at Genesis Direct, and as a consultant for other catalog and retail concerns.

ROBERT L. ANDERSON, age 65, has been a director since 2000. He has served as President of Ronus, Inc., a privately owned investment firm, since 1997. From 1982 to 1997, Mr. Anderson was a Partner at Price Waterhouse, serving as Partner-in-Charge of the Real Estate Practice. From 1964 to 1981, Mr. Anderson was with Arthur Andersen, his last capacity served being Partner-in-Charge of the Tax Specialty Group specializing in foreign real estate investments in the United States.

WILLIAM E. HASLAM, age 48, has been a director since 2001. He is the elected mayor of Knoxville, Tennessee since December 2003. He served as President of Pilot Corporation, a national retail operator of convenience stores and travel centers based in Knoxville, Tennessee from 1980 to 1999. From 1999 to 2001, he was Chief Executive Officer of Saks Direct, the former e-commerce catalogue division of Saks Fifth Avenue. Mr. Haslam was appointed as Non-Executive Chairman of the Board of Harold's Stores, Inc. in September 2001.

CLARK J. HINKLEY, age 65, has been a director since 2001. He joined the Company as Chief Executive Officer in February 2001 and served in that position until February 2004. He also served as a merchandising consultant to the Company from February 2006 through January 2007. From 1998 to 2001, Mr. Hinkley was Executive Vice President-Merchandising at the Children's Place. From 1987 to 1997, Mr. Hinkley was Executive Vice President and a member of the board of directors at Talbot's, when that company grew from 112 to 620 stores with volume increasing from $200 million to $1.2 billion. Prior to this time, he was a merchandising executive at Dayton Hudson from 1963 to 1987.

MARGARET A. GILLIAM, age 68, has been a director since 2001. She is President of Gilliam & Co., business advisors, a company she founded in 1997. She is also publisher of Gilliam Viewpoint, a monthly publication devoted to developments in the retail industry. Prior to 1997, she spent 21 years with Credit Suisse's predecessor U.S. companies, beginning with The First Boston Corporation, where her last position was Director, Equity Research and Senior Analyst for retail trade and soft goods. Before joining First Boston, Ms. Gilliam spent ten years with Goldman Sachs and five years with three small institutional brokerage firms in succession. Ms. Gilliam currently serves on the board of directors at Horizon Group Properties, Inc., a real estate company specializing in outlet malls.

LEONARD M. SNYDER, age 59, has been a director since 2000. He served as the Interim Chief Executive Officer at the Company August 2005 through September 2006. He has been a marketing and management consultant since January 1995. He served as Chairman and Chief Executive Officer of One Price Clothing Stores, Inc. from 2001 until 2003. From 1998 to 2001, he was Non-Executive Chairman of the board of directors of One Price Clothing Stores, Inc. From 1987 to 1994, Mr. Snyder served as Chairman and Chief Executive Officer of Lamonts Apparel, Inc. Prior to his tenure at Lamonts, Mr. Snyder held executive positions with Allied Stores. Mr. Snyder is also a member of the board of directors of Paper Calmenson & Company, a diversified steel company.

As previously disclosed, on August 25, 2005 the Securities and Exchange Commission ("SEC") filed a civil complaint in the United States District Court, District of South Carolina, Spartanburg Division against Mr. Snyder and certain other former officers of One Price Clothing Stores, Inc. ("One Price"), alleging various violations of the federal securities laws relating to alleged overstatements of One Price's inventory levels in 2003. The SEC's complaint seeks injunctive relief, unspecified disgorgement, civil penalties and an order barring each defendant from serving as an officer or director of other public companies. One Price operated a chain of discount retail clothing stores and filed a voluntary bankruptcy petition in February 2004. The SEC's complaint is a public document and the SEC has issued a press release relating to its allegations which is available on the SEC's website. Mr. Snyder has advised the Board of Directors that he denies the SEC allegations. It is unclear when this matter may be resolved.

RONALD S. STAFFIERI, age 57, has served as a director and Chief Executive Officer of the Company since October 2006. He was Chief Executive Officer at Rag Shops, Inc. from January 2005 to July 2006. From 2003 to 2004, he was President of Michael's Stores, Inc. He was President of Waldenbooks (a division of Borders Group, Inc.) from 1998 to 2003 and Chief Administrative Officer of Borders Group, Inc. from 1997 to 1998. From 1994 to 1997 he was Chief Executive Officer of Lil' Things, and from 1990 to 1994 he was President and Chief Executive Officer of Kaybee Toy Stores, Inc. Prior to 1990, Mr. Staffieri served in various management positions. He began his retail career in 1972 at Abraham & Straus.

ARRANGEMENTS REGARDING NOMINATION AND ELECTION OF DIRECTORS

Under the terms of their respective Certificates of Designation of the Company's outstanding series of preferred stock, consisting of the Amended Series 2001-A Preferred Stock ("2001-A Preferred Stock"), Series 2002-A Preferred Stock ("2002-A Preferred Stock"), Series 2003-A Preferred Stock ("2003-A Preferred Stock"), Series 2006-A Preferred Stock ("2006-A Preferred Stock"), and Series 2007-A Preferred Stock ("2007-A Preferred Stock"):

     (i) the holders of 2001-A and 2002-A Preferred Stock are entitled to elect, as a single voting class, a number of members of the Company's Board of Directors such that the number of directors so elected by the holders of the 2001-A and 2002-A Preferred Stock represents a percentage of the total membership of the Board of Directors that equals, as nearly as practicable, the percentage of the Common Stock represented by the outstanding 2001-A and 2002-A Preferred Stock on an as-converted to Common Stock basis, assuming full conversion of all Preferred Stock (currently approximately 23.42%);

     (ii) the holders of 2003-A Preferred Stock are entitled to elect, as a single class, a number of members of the Company's Board of Directors such that the number of directors so elected by the holders of the 2003-A Preferred Stock equals, as nearly as practicable, the percentage of the Common Stock represented by the 2003-A Preferred Stock on an as-converted basis, assuming full conversion of all Preferred Stock (currently approximately 15.96%);

     (iii) the holders of 2006-A Preferred Stock are entitled to elect, as a single class, a number of members of the Company's Board of Directors such that the number of directors so elected by the holders of the 2006-A Preferred Stock equals, as nearly as practicable, the percentage of the Common Stock represented by the 2006-A Preferred Stock on an as-converted basis, assuming full conversion of all Preferred Stock (currently approximately 12.27%); and

     (iv) the holders of 2007-A Preferred Stock are entitled to elect, as a single class, a number of members of the Company's Board of Directors such that the number of directors so elected by the holders of the 2007-A Preferred Stock equals, as nearly as practicable, the percentage of the Common Stock represented by the 2006-A Preferred Stock on an as-converted basis, assuming full conversion of all Preferred Stock (currently approximately 27.89%).

The authorized number of directors of the Company is currently seven, and under these separate voting rights, the holders of the 2001-A and 2002-A Preferred Stock are entitled to elect two of the Company's seven authorized directors, the holders of the 2003-A Preferred Stock are entitled to elect one of the Company's seven authorized directors, the holders of the 2006-A Preferred Stock are entitled to elect one of the Company's seven authorized directors, the holders of the 2007-A Preferred Stock are entitled to elect two of the Company's seven authorized directors, and the holders of Common Stock and issued and outstanding preferred stock, voting together as a single class, are entitled to elect the remaining one authorized director.

The 2007-A Preferred Stock was not issued at the last date directors were elected. The following sets forth which directors are serving as directors of which group based on the last election of directors at the 2006 annual meeting of shareholders: Robert L. Anderson and William E. Haslam are currently serving as the 2001-A and 2002-A Preferred Stock directors, Margaret A. Gilliam and Clark J. Hinkley are currently serving as the 2003-A Preferred Stock directors, Leonard M. Snyder is currently serving as the 2006-A Preferred Stock director; Ronald S. Staffieri was elected to the Board by the remaining directors when he became Chief Executive Officer; and James D. Abrams was elected as a director by the holders of Common Stock and issued and outstanding Preferred Stock.

Rebecca Powell Casey, a former officer and director of the Company, was a party to an Amended and Restated Voting Agreement (the "Voting Agreement") with Inter-Him N.V. and W. Howard Lester, who are holders, directly or indirectly, of Common Stock and 2001-A, 2002-A, 2003-A, 2006-A and 2007-A Preferred Stock. Pursuant to the Voting Agreement, Inter-Him N.V. and Mr. Lester agreed to vote or act with respect to all shares of capital stock of the Company presently or thereafter owned by them, so as to elect as a director of the

Company one individual selected by Ms. Casey, for so long as certain members of Ms. Casey's family, including certain trusts for the benefit of such persons or their lineal descendants, owned at least 10% of the Common Stock of the Company (assuming for such purpose conversion in full of all shares of Issued and Outstanding Preferred Stock into Common Stock). As a result of the issuance of shares of Series 2007-A Preferred in April 2007, Ms. Casey's family members' ownership in the Company, assuming full conversion, fell below this 10% threshold, which resulted in the termination of the Voting Agreement. Accordingly, Ms. Casey no longer has the right to designate a director of the Company pursuant to the terms of the Voting Agreement.

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

NAME                       AGE        PRINCIPAL POSITION
----                       ---        ------------------
Ronald S. Staffieri         57        Chief Executive Officer
Kenneth C. Row              42        Executive Vice President - Marketing
Jodi L. Taylor              44        Chief Financial Officer and Secretary
Curtis E. Elliott           43        Vice President - Planning and Allocation
Mary E. Davich              48        Vice President - Ladies' Merchandising

The executive officers of the Company are appointed by the Board of Directors and serve at its discretion, subject to the terms of any individual contracts. The following is a brief description of the business background of each of the executive officers who is not also a director of the Company. For biographical information concerning Ron Staffieri, see "Directors, Executive Officers and Corporate Governance -- Directors." All of our executive officers are citizens of the United States. The business address and telephone numbers of the Company and our executive officers is: HAROLD'S STORES, INC., 5919 MAPLE AVENUE, DALLAS, TEXAS 75235 (214) 366-0600.

KENNETH C. ROW was appointed Executive Vice President - Marketing of the Company in 1992. Prior to that time and since 1988, Mr. Row was Vice President - Marketing of the Company. Mr. Row has been employed by the Company and its predecessors in various managerial positions since 1986. His primary responsibilities include marketing and store visual merchandising and design.

JODI L. TAYLOR was appointed as Chief Financial Officer in March 1998. Prior to that time, she served as Chief Financial Officer, Secretary and Treasurer of Baby Superstore, Inc. In 1997 Baby Superstore was acquired by Toys "R" Us, Inc. and Ms. Taylor remained as an executive involved with the merger and transition until joining Harold's Stores, Inc. in 1998. Ms. Taylor is a CPA who worked for Deloitte Haskins and Sells (now Deloitte & Touche) for 2 1/2 years before joining Baby Superstore in 1986.

CURTIS E. ELLIOTT has served as Vice President - Planning and Allocation since 1997. Prior to that time, he worked for Comshare Retail, Incorporated as Project Manager and Senior Retail Consultant before joining Charming Shoppes, Inc. as the Division Director of Planning for the Men's and Kids' Division in 1995.

MARY E. DAVICH has served as Vice President - Ladies' Merchandising since August 2004. She began her career with the Company in 1994 as a ladies' top buyer and subsequently served as Director - Ladies' Merchandise, from 2002 until August 2004. Prior to joining Harold's, Ms. Davich worked in various merchant roles at Marshall Fields, Wilson's Leather and The Broadway.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who beneficially own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than 10% beneficial owners are required by regulation to furnish to the Company copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2006, to the Company's knowledge all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during 2006 were complied with on a timely basis, except as follows:

Each of W. Howard Lester and William E. Haslam were late in filing a Form 4 for 2002-A and 2003-A preferred stock dividends received in April 2006. James D. Abrams was late in filing a Form 4 in conjunction with the purchase of the Company's Common Stock in June 2006.

CODE OF ETHICS
The Company has a Code of Business Conduct and Ethics that applies to all of Harold's associates including its Chief Executive Officer and its Chief Financial Officer/Principal Accounting Officer. A copy of the Code of Business Conduct and Ethics is available on the Company's website at www.harolds.com.

AUDIT COMMITTEE
The Company's Board of Directors has a standing Audit Committee whose functions include reviewing internal controls and approving the selection and retention of the Company's independent registered public accounting firm, reviewing with such firm the plan for and results of its audit of the Company's consolidated financial statements and determining the independence of such firm. During 2006, the Audit Committee was comprised of Mr. Abrams, as Chair, Mr. Haslam and Ms. Gilliam until November 2006 when Mr. Haslam was replaced by

Mr. Snyder. The Board of Directors has determined that Mr. Abrams is a "financial expert," as contemplated by the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION
The following table sets forth information with respect to the persons serving on the Board of Directors at any time during 2006:

-------------------------------------------------------------------------------
Name                     Fees Earned or  Option Awards  All Other     Total($)
                         Paidin Cash     ($)(2)         Compensation
                         ($)(1)                         ($)
------------------------ --------------- -------------- ------------- ---------
James D. Abrams                 $33,000        $ 1,054            --   $34,054
------------------------ --------------- -------------- ------------- ---------
Robert L. Anderson               23,000          1,054            --    24,054
------------------------ --------------- -------------- ------------- ---------
Rebecca Powell Casey(3)          17,000          1,054            --    18,054
------------------------ --------------- -------------- ------------- ---------
Margaret A. Gilliam              32,500          1,054            --    33,554
------------------------ --------------- -------------- ------------- ---------
William E. Haslam                28,766          1,054            --    29,820
------------------------ --------------- -------------- ------------- ---------
Clark J. Hinkley(4)                  --          1,054      $141,167   142,221
------------------------ --------------- -------------- ------------- ---------
Leonard M. Snyder(5)              8,734             --            --     8,734
------------------------ --------------- -------------- ------------- ---------
Ronald S. Staffieri(6)               --             --            --        --
-------------------------------------------------------------------------------

(1) Our 2006 standard compensation for non-employee directors consisted of an annual retainer of $20,000, payable quarterly in cash. The Audit Committee Chairperson receives an additional $5,000 retainer, and other members of the Audit Committee receive an additional $3,500 retainer. All members of the Audit Committee receive $1,000 per in-person meeting attended ($500 if telephonic). For all other committees, there are no fees for meetings so long as meetings are conducted in conjunction with regularly scheduled Board meetings. All other committee members are compensated $500 for any telephonic meetings attended. Directors who are also our employees receive no additional compensation for their services as directors. In addition, all directors of the Company are entitled to a 50% discount on their clothing purchases off the retail price before markdowns and promotional discounts.

(2) Under the Company's 2002 Performance and Equity Incentive Plan, each incumbent non-employee director receives an option grant to purchase 5,000 shares of Common Stock upon reelection at each annual meeting of shareholders. Any newly elected non-employee director receives an initial option grant to purchase 10,000 shares of Common Stock upon election. The amount set forth is the amount of compensation cost recognized by the Company during 2006 attributable to options granted to the named directors under FAS 123R by reason of options granted during the year and is also equal to the grant date fair value of the options granted to each director during 2006, computed in accordance with FAS 123R. See Note 7 in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K to which this Amendment No. 1 applies for information concerning assumptions used to determine the grant date fair value.

As of February 3, 2007, non-employee directors had options outstanding as follows:

          ------------------------------ ----------------------------
                       Name                  Options Outstanding
          ------------------------------ ----------------------------
          James D. Abrams                           20,000
          ------------------------------ ----------------------------
          Robert L. Anderson                        77,000
          ------------------------------ ----------------------------
          Margaret A. Gilliam                       47,000
          ------------------------------ ----------------------------
          William E. Haslam                         35,000
          ------------------------------ ----------------------------
          Clark J. Hinkley                          25,000
          ------------------------------ ----------------------------

These options have exercise prices ranging from $0.61 to $2.73 and expire on dates ranging from June 22, 2010 to October 6, 2016. For information concerning the aggregate number of options outstanding respectively held by Messrs. Snyder and Staffieri at fiscal year end, see "Executive Compensation - Outstanding Equity Awards."

(3) Ms. Casey was a non-employee director of the Company from February 2006 until December 2006.

(4) Mr. Hinkley served as a merchandising consultant to the Company during 2006 upon the departure of Rebecca P. Casey as the Executive Vice President - Trend and Design in January 2006. During this period, he received compensation under a consulting agreement with the Company and did not receive any board compensation.

(5) Mr. Snyder served as Interim Chief Executive Officer of the Company until October 2006. Prior to that time, he did not receive any board compensation.

(6) Mr. Staffieri was hired as Chief Executive Officer in October 2006. Our employee directors do not receive compensation for serving on our Board. All of the compensation received by Mr. Staffieri in our fiscal year 2006 is provided below in "Executive Officer Compensation."

EXECUTIVE OFFICER COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Our compensation philosophy and the objectives of our compensation programs:

     o recognize that the total cash compensation of our executive officers should be similar to the total cash compensation of similarly situated executives of peer group public companies within the apparel and accessories stores industry;

     o are designed to tie a portion of our executive officer's total compensation package to the Company's success in achieving certain financial objectives; and

     o are designed to provide compensation in amounts competitive within the industry to maintain continuity of management, which we consider to be vital to the success of the Company.

The Compensation Committee has engaged in certain benchmarking and peer group comparisons to establish the base salaries of the Company's executive officers. The Company's executive officers' base salaries are based in part on a survey of executive compensation paid by local and national retail companies. This survey was compiled for the Compensation Committee by the Wyatt Company and others in 1995 and has been updated based on data provided by the National Retail Federation.

Historically, we do not enter any written employment agreements with any of our executive officers other than our Chief Executive Officer. We have an agreement with our current Chief Executive Officer, Ronald S. Staffieri, which was entered into in October 2006 and has a three year term. Each other executive officer serves in his position at the discretion of the Board of Directors.

We believe that some amount of our executive officers' compensation should be tied to the Company's success in achieving near-term results. Therefore, we provide non-equity incentive cash compensation to our executives based on performance targets that are predetermined and communicated to the executive officers at, or near, the beginning of each fiscal year.

In light of our operating performance and lack of profitability during 2006, the Compensation Committee did not award any performance-based compensation to executive officers since the Company did not achieve profitability targets required for bonus payments. Additionally, the Compensation Committee did not approve any change in base salaries for the executive officers.

To maintain simplicity in our compensation programs, we have not historically adopted long-term incentive compensation plans other than the Company's 2002 Performance and Equity Incentive Plan (the "Equity Incentive Plan"). The Compensation Committee administers the plan which is designed to advance the interests of the Company and its shareholders by offering performance-based stock and cash incentives and other equity-based incentive awards to managerial and other key employees to provide a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. To date, the only incentives offered under the Equity Incentive Plan have been in the form of stock options.

The elements of our compensation for named executive officers vary, depending on their position, and are described below. All of these elements, other than those for which the Company is contractually obligated, are subject to change if the Compensation Committee believes a change is appropriate.

INDIVIDUAL ELEMENTS OF COMPENSATION
BASE SALARY. Pursuant to a three year employment agreement which commenced in October 2006, the base salary of Chief Executive Officer is $450,000 per year. The Compensation Committee or the entire Board of Directors will review our CEO's base salary at least annually to consider whether an increase is desirable. Salary is the most significant portion of our CEO's compensation and represented 55.9% of his total compensation for the five months he served as CEO in 2006.

Our other named executive officers receive salaries as determined by either the entire Board of Directors or the Compensation Committee. The base salary of these executive officers is based in part on a survey of executive compensation paid by local and national retail companies that was compiled for the Compensation Committee by the Wyatt Company and others in 1995 and has been updated based on data provided by the National Retail Federation. Experience, capability and overall performance of each executive officer, as well as the competitive marketplace for executive talent, are also taken into consideration when establishing base salaries. Salary is the most significant portion of the other named executive officers' compensation which represented 100% of their total compensation in 2006.

NON-EQUITY INCENTIVE COMPENSATION. All of our named executive officers are eligible for non-equity incentive cash compensation that is tied to the Company's success in achieving near-term results. Non-equity incentive compensation payments are based on a bonus pool determined by the Compensation Committee whose primary goal is to tie these payments to the performance of the Company. In light of our operating performance and lack of profitability during 2006, the Compensation Committee did not award any near-term performance-based compensation to executive officers because the Company did not achieve profitability targets required for bonus payments.

Our CEO's employment agreement provides that performance targets which must be met to receive a non-equity incentive payment will be pre-determined and established through discussions between the CEO and either the Board of Directors or the Compensation Committee.

The first such payment our CEO is eligible to receive will be based on the Company's performance during the fiscal year ending on February 1, 2008. In light of our operating performance and lack of profitability during 2006, performance targets for 2007 have yet to be determined.

EQUITY INCENTIVE COMPENSATION. All of our named executive officers are eligible to receive long-term incentive compensation in the form of options to purchase shares of our Common Stock as described below in "Plan Based Awards."

Additionally, pursuant to his employment agreement, our CEO was granted options to purchase 1,965,165 shares of our Common Stock at a price of $0.435 per share, which was the fair market value at the time of the grant. Twenty percent (393,033) of the total number of shares subject to the options vested and became exercisable immediately upon the grant, and twenty percent (393,033) of the total number of shares subject to the options shall vest and become exercisable on the day immediately preceding each of the first, second, third and fourth anniversaries of the first day of the CEO's employment with Company. The date of the grant of the options is same as the effective date of the employment agreement, which was October 6, 2006. The options were not granted under the Equity Incentive Plan because the plan did not have sufficient shares available for the grant, but the options shall be otherwise subject to the terms of the plan as if granted thereunder. The Equity Incentive Plan is discussed below in "Plan Based Awards."

POST EMPLOYMENT COMPENSATION. Under the terms of his employment agreement, Mr. Staffieri is entitled to certain post-employment payments as described below in "Other Potential Post-Employment Payments and Change in Control Payments."

All of our named executive officers are entitled to post employment compensation under our defined contribution qualified retirement plan in which they participate on the same basis as all other employees.

PERSONAL BENEFITS AND PERQUISITES. We provide each of our executive officers with a $5,000 per annum clothing allowance in order to entice our executives to wear the Company's clothing. The clothing allowance amounts are included in our executive officers' respective taxable incomes and are reflected in the summary compensation table below. In addition, the taxable portion of the premium on individual excess group term life insurance policies above $50,000 is reflected for each applicable executive officer. We also provide an automobile allowance (including fuel, maintenance and insurance) to our Executive Vice President of Marketing, Mr. Kenneth Row, which is included in his taxable wages and is reflected in the summary compensation table below.

IMPACT OF REGULATORY REQUIREMENTS ON EXECUTIVE COMPENSATION DECISIONS. Section 422 of the Internal Revenue Code provides favorable tax treatment to the recipient of stock options that meet certain requirements imposed by the section to qualify as "incentive stock options" as defined by the section. The Compensation Committee has considered the effect of Section 422 on the Equity Incentive Plan, and the terms of the plan were designed to be responsive to the favorable tax treatment provided by Section 422. However, in certain circumstances it may be in one of our executive's best interests to receive options not subject to Section 422 restrictions, so therefore, options granted under our plan may be either incentive stock options or options that do not qualify such.

The Compensation Committee has not adopted a policy with respect to qualification of executive compensation in excess of $1 million per individual for deduction under Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. In evaluating any policy for future periods, the Compensation Committee would expect to consider a number of factors, including the nature of the Company's compensatory arrangements under employment contracts or otherwise, the materiality of amounts likely to be involved and potential ramifications of any loss of flexibility to respond to unforeseeable changes in circumstances that might result from such policy.

COMPENSATION COMMITTEE REPORT
In accordance with its written charter adopted by the Board of Directors, the Compensation Committee of the Board of Directors is responsible for establishing the compensation of all of our named executive officers and overseeing the overall compensation process to assure the executive officers are compensated in a manner consistent with our overall objectives. The Compensation Committee is also obligated to communicate to shareholders information regarding the Company's compensation policies and the reasoning behind such policies.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis ("CD&A") with management. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this proxy statement and the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for filing with the Securities and Exchange Commission.

Members of the Compensation Committee

         William E. Haslam, Interim Chairman
         Margaret A. Gilliam

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Mr. Haslam and Ms. Gilliam were the members of the Compensation Committee in 2006. Neither of these individuals has ever been an officer or employee of the Company or any subsidiary. Additionally, none of our executive officers serves on the compensation committee of any entity that has one or more of such entity's executive officers serving on our board.

SUMMARY COMPENSATION TABLE
The following table sets forth information with respect to persons serving as chief executive officer and chief financial officer at any time during 2006 and the other three most highly compensated executive officers of the Company who were serving in such capacities as of the end of 2006 (the "named executive officers").

                                                                OPTION     NON-EQUITY        ALL
NAME AND                                                        AWARDS     INCENTIVE     OTHER COMP.
PRINCIPAL POSITION                       YEAR     SALARY(1)       (2)      PLAN COMP.        (3)        TOTAL
------------------                       ----     ---------       ---      ----------        ---        -----
Ronald S. Staffieri(4)
Chief Executive Officer                  2006     $138,462     $109,337        ---         $    65     $247,864
Leonard M. Snyder(4)
Interim Chief Executive Officer          2006     $313,846        ---          ---         $ 3,473     $317,319
Kenneth C. Row
Executive Vice President - Marketing     2006     $232,500        ---          ---         $12,570     $245,070
Jodi L. Taylor
Chief Financial Officer, Secretary       2006     $220,000        ---          ---         $ 8,455     $228,455
Curtis E. Elliott
Vice President - Planning,
Allocation and Sourcing                  2006     $190,000        ---          ---         $ 8,505     $198,505
Mary E. Davich
Vice President - Ladies'
Merchandising                            2006     $180,000        ---          ---         $ 8,535     $188,535

-------------------
(1) Includes gross wages for each named executive officer.

(2) Named executive officers are eligible to receive grants of options to purchase shares of our common stock pursuant to Equity Incentive Plan as described below in "Plan Based Awards." Also, as described previously, the Company granted Mr. Staffieri options to purchase 1,965,165 shares of our Common Stock at a price of $0.435 per share pursuant to his employment agreement. Mr. Staffieri's option award was not issued under the Equity Incentive Plan. The amount set forth for him is the amount of compensation cost recognized by the Company during 2006 attributable to the options granted to him.

(3) All Other Compensation for Mr. Row includes amounts attributable to his clothing allowance, the taxable portion of the premium on his excess group term life insurance policy above $50,000 and a $7,500 automobile allowance. All Other Compensation also includes Company contributions to our named executive officers' "401(k)" plan accounts in amounts consisting of $3,435 to each of Ms. Taylor, Mr. Elliot and Ms. Davich.

(4) In October 2006, Mr. Snyder, a Board member at the Company since 2000 who had been serving as Interim Chief Executive Officer, was replaced by Mr. Staffieri, who was hired as Chief Executive Officer.

PLAN-BASED AWARDS
Our named executive officers receive incentive compensation based on the operating success of the Company and on the appreciation in the value of shares of our Common Stock. The following table sets forth the amount of such payments in 2006.

                                     ESTIMATED FUTURE
                                      PAYOUTS UNDER         ALL OTHER OPTION                      GRANT DATE
                                   NON-EQUITY INCENTIVE     AWARDS: NUMBER OF      EXERCISE OR    FAIR VALUE
                         GRANT      PLAN AWARDS - TARGET       SECURITIES         BASE PRICE OF   OF OPTION
         NAME            DATE              (1)             UNDERLYING OPTIONS     OPTION AWARDS   AWARDS(2)
Ronald S. Staffieri(3)  10/6/06            ---                  1,965,165            $0.435        $413,128

(1) Mr. Staffieri's employment agreement provides that performance targets which must be met to receive a non-equity incentive payment will be pre-determined and established through discussions between Mr. Staffieri and either the Board of Directors or the Compensation Committee. The first such payment he is eligible to receive will be based on the Company's performance during the fiscal year ending on February 1, 2008. In light of our operating performance and lack of profitability during 2006, performance targets for such year have yet to be determined.

(2) Computed in accordance with FAS 123R.

(3) An explanation of the terms of the options granted to Mr. Staffieri are provided previously in "Individual Elements of Compensation - Equity Incentive Compensation."

DESCRIPTION OF THE 2002 PERFORMANCE AND EQUITY INCENTIVE PLAN (THE "2002 PLAN") The 2002 Plan empowers the Company from time to time until November 30, 2012, to award to officers and other key managerial, administrative and professional employees of the Company and its subsidiaries Incentive, Non-Qualified and Deferred Compensation Stock Options, Stock Appreciation Rights, Restricted Stock and Restricted Unit Grants, Performance Equity and Performance Unit Grants, any other Stock-Based Awards (collectively, the "Awards") authorized by the Compensation Committee, and any combination of any or all of such Awards, whether in tandem with each other or otherwise. The 2002 Plan also authorizes the Board to issue Non-employee Director Options, which are also Non-Qualified Stock Options.

ADMINISTRATION
The 2002 Plan is administered by the Compensation Committee. The Compensation Committee has the sole authority to construe and to interpret the 2002 Plan, to make rules and regulations relating to the implementation of the 2002 Plan, to select participants, to establish the terms and the conditions of Awards and to grant Awards, with broad authority to delegate its responsibilities to others, except with respect to the selection for participation of, and the granting of Awards to, officers of the Company who are subject to Section 16(b) of the Exchange Act.

ELIGIBILITY
Managerial employees, including all officers of the Company, and other key employees of the Company who hold positions of significant responsibility are eligible to receive Awards under the 2002 Plan. The selection of recipients of, and the nature and the size of, Awards granted under the 2002 Plan is wholly within the discretion of the Compensation Committee. There is no limit on the number of shares of Common Stock in respect to which Awards may be granted to, or exercised by, any person. Whether an Award may be exercised after a participant's termination of employment shall be determined by the Compensation Committee, except that if a participant's employment with the Company and its subsidiaries terminates for any reason within six months after the date of grant of any Award held by such participant, such Award shall expire as of such date of termination.

SHARES SUBJECT TO 2002 PLAN
The number of shares of Common Stock reserved for issuance, and in respect of which Awards may be granted, is 3,000,000 shares less the number of shares awarded and outstanding on November 30, 2002 that were awarded under a prior version of the plan, or a total of 661,640 shares. Such maximum number of shares in payment of Awards granted or which may be subject to Awards is subject to appropriate equitable adjustment in the event of a reorganization, stock spilt, stock dividend, combination of shares, merger, consolidation or other recapitalization of the Company. No fractional shares may be issued under the 2002 Plan.

INCENTIVE STOCK OPTIONS
Options designated as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted under the 2002 Plan. The number of shares of Common Stock in respect of which Incentive Stock Options are first exercisable by any optionee during any calendar year may not have a fair market value (determined at the date of grant) in excess of $100,000 (or such other limit as may be imposed by the Code). Incentive Stock Options may be exercisable for such period or periods not in excess of 10 years after the date of grant as shall be determined by the Compensation Committee.

NON-QUALIFIED STOCK OPTIONS
Non-Qualified Stock Options may be granted under the 2002 Plan for such number of shares of Common Stock and will be exercisable for such period or periods as the Compensation Committee may determine.

DEFERRED COMPENSATION STOCK OPTIONS
Deferred Compensation Stock Options are designed to provide a means by which compensation payments can be deferred to future dates. The number of shares subject to a Deferred Compensation Stock Option is determined by the Compensation Committee using the following formula:

          Amount of Compensation Deferred = Number of Optioned Shares
                             (FMV - Exercise Price)

where, "FMV" means the fair market value of a share of Common Stock at the date such option is granted and the "Exercise Price" means the price at which such option may be exercised, as determined by the Compensation Committee. Deferred Compensation Stock Options will be exercisable for such period or periods as the Compensation Committee shall determine.

OPTION EXERCISE PRICES
In general, the exercise price of an Incentive Stock Option must be at least 100% of the fair market value of the Common Stock on the date of grant. Non-Qualified Stock Options and Deferred Compensation Stock Options may be issued at such option exercise price as the Compensation Committee may determine, except that the Compensation Committee will not issue such options at less than 100% of the fair market value of the Common Stock of the Company at the date of grant unless it has been determined that such "discount" option price will not result in taxable income under the Code to the optionee at the date of grant or the date such option becomes first exercisable rather than at the date of exercise.

EXERCISE OF OPTIONS
No stock option may be exercised, except as provided below, unless the holder thereof remains in the continuous employ of the Company. Stock options shall be exercisable only upon the payment in full of the applicable option exercise price in cash or, if approved by the Compensation Committee, in shares of Common Stock (at the fair market value thereof at exercise date) or by surrendering outstanding Awards denominated in stock or stock units. No Incentive, Non-Qualified or Deferred Compensation Stock Option may be exercised after the optionee ceases to be an employee of the Company, except where the Compensation Committee adopts terms and conditions relating to such Option which permit its exercise.

STOCK APPRECIATION RIGHTS
Under the 2002 Plan, a Stock Appreciation Right ("SAR") may be granted in tandem with, or independent of, any other Award granted under the Plan. An SAR is an Award which will entitle the holder to receive an amount equal to all, or some portion (as determined by the Compensation Committee in respect of each SAR granted), of the excess of the fair market value of a share of Common Stock on the date of exercise over the fair market value of such share at the date of grant, multiplied by the number of shares as to which the holder is exercising the SAR. The Company will pay such amount to the holder in cash or in shares of Common Stock (at fair market value on the date of exercise) or in Deferred Compensation Stock Options, or combination thereof, as the Compensation Committee may in its sole discretion determine, except that any SAR exercised upon or after a Change in Control (as defined in the 2002 Plan) must be paid in cash.

When an SAR granted in tandem with an option is exercised, such option is canceled to the extent that the SAR is exercised. Conversely, if the optionee elects to exercise the option, the tandem SAR is canceled. The exercise of an SAR granted in respect of (but not in tandem with) an option, either at the time the option is granted or subsequent to the grant of the option, will not result in the cancellation of such related option and the exercise of such option will not result in the cancellation of the related SAR. The exercise of an SAR paid in cash will not be included as an Award for the purpose of determining the number of shares of Common Stock which may be issued under the 2002 Plan.

In no event may an SAR be exercised within six months after the date granted, except in the event of the death or the disability of the participant. The Compensation Committee may also determine that an SAR shall be automatically exercised on one or more specified dates, and will adopt procedures designed to limit the exercise of SARs by participants subject to Section 16(b) of the Exchange Act in order to comply with the rules promulgated under the Exchange Act.

RESTRICTED STOCK
An Award of Restricted Stock consists of a specified number of shares of Common Stock which are transferred to a participant selected by, and for such consideration as determined by, the Compensation Committee and are subject to forfeiture to the Company under such conditions and for such periods of time as the Compensation Committee may determine. A participant may vote and receive cash dividends on the shares of Restricted Stock awarded, but may not sell, assign, transfer, pledge or otherwise encumber such shares of Restricted Stock during the restriction period. Certificates for Restricted Stock will be held by the Company until all conditions have been satisfied.

RESTRICTED UNITS
An Award of Restricted Units (each unit having a value equivalent to one share of Common Stock) may be granted to a participant on such terms and subject to such conditions as the Compensation Committee may deem appropriate. Restricted Units may be paid upon the expiration of the relevant restriction period in cash, in shares of Common Stock equal to the number Restricted Units granted, in Deferred Compensation Stock Options, or in any combination thereof, as determined by the Compensation Committee.

PERFORMANCE EQUITY AND PERFORMANCE UNIT GRANTS
Performance Equity grants (with each unit equal in value to one share of Common Stock at the date of grant) and Performance Unit grants (with each unit representing such monetary value as assigned by the Compensation Committee) entitle the participant to receive cash, shares of Common Stock. Deferred Compensation Stock Options or any combination thereof, as determined by the Compensation Committee, based upon the degree of achievement of pre-established performance goals over a pre-established performance period as determined by the Compensation Committee in its discretion. Performance goals are fixed by the Compensation Committee on the basis of such criteria and to accomplish such goals as the Compensation Committee may select. The Compensation Committee has sole discretion to determine the employees eligible for Awards of Performance Equity or Performance Units, the duration of each performance measurement period, the value of each Performance Unit and the number of shares of units earned on the basis of the Company's and/or the participant's performance relative to the established goals. During a performance measurement period, the Compensation Committee may adjust the performance goals upward or downward. At the end of any performance measurement period, the Compensation Committee will determine the number of performance shares and performance units which have been earned on the basis of the actual performance in relation to the performance goals. A participant must be an employee at the end of the performance period to receive the proceeds of a Performance Equity or Performance Unit Grant; provided, however, that if such participant dies, retires, becomes disabled or ceases to be an employee with the Compensation Committee's consent prior to the end of the performance measurement period, the Compensation Committee may authorize total or partial payment to such participant or his or her legal representative. Performance Equity grantees shall be entitled to receive payment for each unit earned in an amount equal to the fair market value of shares of Common Stock at the date of the vesting of the Performance

Equity Award. Performance Unit grantees shall be entitled to receive payment for each unit earned in an amount equal to the dollar value of such unit.

OTHER STOCK-BASED GRANTS; DEFERRALS
The Compensation Committee has authority under the 2002 Plan to grant other Awards of Common Stock or Awards denominated as stock units. The Compensation Committee may also permit a participant to elect to defer receipt of the proceeds of any Award granted under the 2002 Plan.

TRANSFERABILITY
No Award granted under the 2002 Plan, and no right or interest therein, is assignable or transferable by a participant except by will or the laws of descent and distribution.

TERM, AMENDMENT AND TERMINATION
The 2002 Plan became effective on December 1, 2002 and will terminate on November 30, 2012, except with respect to Awards then outstanding. The Board of Directors may amend or terminate the 2002 Plan at any time, except that the Board of Directors may not, without approval of the shareholders of the Company, make any amendment which would require the approval of shareholders under any securities exchange listing requirement that may be applicable to the Company.

CHANGE IN CONTROL
In the event of a Change in Control of the Company (defined in the 2002 Plan to mean the acquisition of 35% or more of the Common Stock of the Company by any "Acquiring Person" coupled with any change in the composition of the Board of Directors with the effect that a majority of the directors are not "Continuing Directors"), unless the Board of Directors expressly provides otherwise as of the date of any such Change in Control, (i) all Incentive, Non-Qualified and Deferred Compensation Stock Options and Stock Appreciation rights then outstanding shall be fully exercisable, (ii) all restrictions on and conditions on and conditions of all Restricted Stock Grants and Restricted Unit Grants then outstanding shall be deemed satisfied, and (iii) all Performance Equity Grants and Performance Unit Grants shall be deemed to have been fully earned, subject in each case to the limitation that any such Award shall have been outstanding at least six months.

OUTSTANDING EQUITY AWARDS
The following table provides information with respect to outstanding options held by our named executive officers as of February 3, 2007.

                                  Option Awards
---------------------------------------------------------------------------------------------
                          Number of       Number of
                          Securities      Securities
                          Underlying      Underlying
                          Unexercised     Unexercised
                            Options         Options
---------------------------------------------------------------------------------------------
                                                         Option Exercise   Option Expiration
         Name             Exercisable    Unexercisable       Price               Date
----------------------- --------------- --------------- ----------------- -------------------
Ronald S. Staffieri(1)      393,033        1,572,132         $0.435         October 6, 2016
----------------------- --------------- --------------- ----------------- -------------------
Leonard M. Snyder(2)         10,000           ---            $1.94           June 22, 2010
----------------------- --------------- --------------- ----------------- -------------------
                             12,000           ---            $2.55           June 22, 2011
----------------------- --------------- --------------- ----------------- -------------------
                              2,000           ---            $2.40           June 20, 2012
----------------------- --------------- --------------- ----------------- -------------------
                              3,000           ---            $1.51          October 1, 2012
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $1.40           June 19, 2013
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $2.73           June 24, 2014
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $1.69           June 23, 2015
----------------------- --------------- --------------- ----------------- -------------------
                             25,000           ---            $0.74         December 16, 2015
----------------------- --------------- --------------- ----------------- -------------------
Kenneth C. Row                5,775           ---            $9.05            May 15, 2007
----------------------- --------------- --------------- ----------------- -------------------
                             40,000           ---            $7.50           June 26, 2008
----------------------- --------------- --------------- ----------------- -------------------
                              9,000           ---            $6.75           April 26, 2009
----------------------- --------------- --------------- ----------------- -------------------
                             40,000           ---            $4.06         December 17, 2009
----------------------- --------------- --------------- ----------------- -------------------
                             20,000           ---            $2.50           April 27, 2012
----------------------- --------------- --------------- ----------------- -------------------
                             15,000           ---            $1.40           June 19, 2013
----------------------- --------------- --------------- ----------------- -------------------
                             15,000           ---            $0.74         December 16, 2015
----------------------- --------------- --------------- ----------------- -------------------

Jodi L. Taylor               75,000           ---            $6.38           March 2, 2008
----------------------- --------------- --------------- ----------------- -------------------
                              8,000           ---            $6.75           April 26, 2009
----------------------- --------------- --------------- ----------------- -------------------
                             50,000           ---            $2.55           June 22, 2011
----------------------- --------------- --------------- ----------------- -------------------
                             75,000           ---            $2.50           April 27, 2012
----------------------- --------------- --------------- ----------------- -------------------
                             15,000           ---            $1.40           June 19, 2013
----------------------- --------------- --------------- ----------------- -------------------
                             10,000           ---            $0.74         December 16, 2015
----------------------- --------------- --------------- ----------------- -------------------
Curtis E. Elliott             2,100           ---            $9.05            May 15, 2007
----------------------- --------------- --------------- ----------------- -------------------
                              7,000           ---            $6.75           April 26, 2009
----------------------- --------------- --------------- ----------------- -------------------
                             25,000           ---            $2.55           June 22, 2011
----------------------- --------------- --------------- ----------------- -------------------
                             25,000           ---            $2.50           April 27, 2012
----------------------- --------------- --------------- ----------------- -------------------
                             10,000           ---            $1.40           June 19, 2013
----------------------- --------------- --------------- ----------------- -------------------
                             15,000           ---            $0.74         December 16, 2015
----------------------- --------------- --------------- ----------------- -------------------
Mary E. Davich                2,100           ---            $9.05            May 15, 2007
----------------------- --------------- --------------- ----------------- -------------------
                                368           ---            $6.75           April 26, 2009
----------------------- --------------- --------------- ----------------- -------------------
                                342           ---            $3.00           April 28, 2010
----------------------- --------------- --------------- ----------------- -------------------
                              7,500           ---            $2.75          October 2, 2010
----------------------- --------------- --------------- ----------------- -------------------
                              7,500           ---            $2.30           April 18, 2011
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $2.05          October 22, 2011
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $1.80         September 5, 2012
----------------------- --------------- --------------- ----------------- -------------------
                              5,000           ---            $0.95            May 6, 2013
----------------------- --------------- --------------- ----------------- -------------------
                             15,000           ---            $2.50          August 24, 2014
----------------------- --------------- --------------- ----------------- -------------------
                              7,500           ---            $0.74         December 16, 2015
----------------------- --------------- --------------- ----------------- -------------------

-------------------
(1) Pursuant to his employment agreement, Mr. Staffieri was granted options to purchase 1,965,165 shares of our Common Stock at a price of $0.435 per share, which was the fair market value at the time of the grant. Twenty percent (393,033) of the total number of shares subject to the options vested and became exercisable immediately upon the grant, and twenty percent (393,033) of the total number of shares subject to the options shall vest and become exercisable on the day immediately preceding each of the first, second, third and fourth anniversaries of the first day of Mr. Staffieri's employment with Company. The date of the grant of the options is same as the effective date of the employment agreement, which was October 6, 2006. The options were not granted under the Equity Incentive Plan because the plan did not have sufficient shares available for the grant, but the options shall be otherwise subject to the terms of the plan as if granted thereunder.

(2) In October 2006, Mr. Snyder, a Board member at the Company since 2000 who had been serving as Interim Chief Executive Officer, was replaced by Mr. Staffieri, who was hired as Chief Executive Officer.

OPTION EXERCISES
No named executive officer exercised any stock options during 2006.

DEFINED CONTRIBUTION PLAN
We offer a tax qualified defined contribution "401(k)" plan to all of our employees, including our executive officers, to provide a benefit payable to an employee or his heirs upon retirement, total disability, or death. Under the terms of the plan and subject to limitations of federal law, each of our employees can elect to defer a portion of his compensation and direct such deferrals to the investments offered under the plan, generally consisting of mutual funds in various asset classes as well as our common stock. Subject to the terms of the plan, we make discretionary matching cash contributions to the plan on behalf of the participant employees. Participants are immediately vested in their deferred contributions, but our contributions are subject to certain vesting requirements. Executive officers participate in the plan on the same basis as all other employees. Our 2006 contributions to the plan for the account of the named executive officers are included in the Summary Compensation Table set forth above.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS AND CHANGE IN CONTROL PAYMENTS
Under the terms of Mr. Staffieri's employment agreement, if his employment with the Company ends due to "cause" or "good reason" (as those terms are defined in the employment agreement) he shall be entitled to receive his base salary, payable monthly, for one year following the end of his employment. These severance payments are subject to the one-year non-competition covenant contained in the employment agreement. If Mr. Staffieri desires to take actions considered by the Company to violate the non-competition covenant and if the Company decides to enforce the covenant, then the Company will pay him the previously discussed severance payments, even if his employment by the Company ended due to "cause." If the Company decides not to enforce the covenant and consents to Mr. Staffieri taking action that would otherwise violate the terms specified by the covenant, then he shall forfeit his right to the severance payments.

In addition, if Mr. Staffieri's employment with the Company is ended as a result of a "change in control" (as defined in the employment agreement) of the Company, he shall be entitled to receive, in lieu of the severance payments described previously, a lump sum cash severance payment equal to one year's annual base salary, payable within thirty days of his termination.

The employment agreement with Mr. Staffieri also provides that if he terminates his employment with the Company for "good reason," one third of any unvested options granted to him at the beginning of his employment with the Company, as described previously shall become immediately vested and exercisable. In the case of a "change in control," all of the options granted to Mr. Staffieri at the beginning of his employment with the Company, to the extent the options have not vested, shall become fully vested and exercisable immediately prior to the occurrence of the change in control.

As described previously, the terms of our equity incentive plan provide for complete vesting of unexerciseable options on the occurrence of a change in control. As of February 3, 2007, Mr. Staffieri had 1,572,132 unvested and unexerciseable options to purchase shares of Common Stock. While not awarded pursuant to the equity incentive plan, this option award is governed by the terms provided in the equity incentive plan. If the Company had undergone a change in control on February 3, 2007, which caused these unvested options to vest, the approximate benefit to Mr. Staffieri would have been $102,189, which is equal to the difference between the market price for our Common Stock on February 3, 2007 ($0.50) and the exercise price for the unvested options ($0.435) multiplied by the number of unvested stock options (1,572,132).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock and 2001-A Preferred Stock, 2002-A Preferred Stock, 2003-A Preferred Stock, 2006-A Preferred Stock, Series 2006-B Preferred Stock ("2006-B Preferred Stock"), 2007-A Preferred Stock and Series 2007-B Preferred Stock ("2007-B Preferred Stock") as of May 1, 2007 by (i) each director, (ii) the named executive officers, (iii) all current executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock or a series of the Company's Preferred Stock.

TABLE I                                                                    AMOUNT AND NATURE OF
                                                                          BENEFICIAL OWNERSHIP(1)
                                                                        ---------------------------
                                                                               COMMON STOCK
                                                                        ---------------------------
                                                                           SHARES              %
                                                                        ------------        -------
SECTION 13(D) GROUP CONSISTING OF: (2)                                   54,951,200          91.2%
         Ronald de Waal (3)
         Inter-Him N.V. (3)
         W. Howard Lester (4)
         RonHow, LLC (5)
OTHER BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMMON STOCK:
         Rebecca Powell Casey (6) (17)                                      776,065          12.5%
         Michael T. Casey (7) (17)                                          431,282           6.9%
         Lisa Powell Hunt (8) (17)                                          386,753           6.2%
         Elizabeth M. Powell Trust B (9) (17)                               402,497           6.5%
         Arvest Bank Group, Inc. (10) (17)                                  429,832           6.9%
         Arvest Trust Company, N.A. (10) (17)                               429,832           6.9%
         Ronald S. Staffieri (11)                                           393,033           5.9%
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
         James D. Abrams (15)                                                38,750              *
         Robert L. Anderson (15)                                             91,322           1.4%
         Mary E. Davich (15)                                                 56,452              *
         Curtis E. Elliott (15)                                              84,149           1.3%
         Margaret A. Gilliam (12)                                           128,649           2.0%
         William E. Haslam (13)                                             264,141           4.1%
         Clark J. Hinkley (14)                                               77,163           1.2%
         Kenneth C. Row (15)                                                148,097           2.3%
         Leonard M. Snyder (15)                                              78,312           1.2%
         Ronald S. Staffieri (11)                                           393,033           5.9%
         Jodi L. Taylor (15)                                                246,493           3.8%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (11 PERSONS): (16)        1,606,561          20.7%
*Less than one percent.

TABLE II
                            13(D) GROUP (2)
                           RONALD DE WAAL (3)                                                             ALL DIRECTORS
 AMOUNT AND NATURE OF     INTER-HIM, N.V. (3)                                                             AND OFFICERS
 BENEFICIAL OWNERSHIP     W. HOWARD LESTER (4)     WILLIAM E.      MARGARET A.      CLARK J. HINKLEY       AS A GROUP
          (1)               RONHOW, LLC (5)        HASLAM (13)     GILLIAM (12)           (14)                (16)
-----------------------   --------------------    -------------   --------------   ------------------    ---------------
2001-A Preferred Stock
        Shares                   342,653                  -                -                  -                   -
        %                         100.0%                  -                -                  -                   -

2002-A Preferred Stock
        Shares                   190,860             25,191           10,333              5,166              40,690
        %                          82.4%              10.9%             4.5%               2.2%               17.6%

2003-A Preferred Stock
        Shares                    75,325                  -                -                  -                   -
        %                          98.2%                  -                -                  -                   -

2006-A Preferred Stock
        Shares                    55,000                  -                -                  -                   -
        %                         100.0%                  -                -                  -                   -

2006-B Preferred Stock
        Shares                     5,000                  -                -                  -                   -
        %                         100.0%                  -                -                  -                   -

2007-A Preferred Stock
        Shares                     2,000                  -                -                  -                   -
        %                         100.0%                  -                -                  -                   -

2007-B Preferred Stock
        Shares                     3,000                  -                -                  -                   -
        %                         100.0%                  -                -                  -                   -

---------------------
(1) These tables are based upon information available to the Company. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, the Company believes that each of the shareholders named in these tables has sole voting and investment power with respect to the shares indicated as beneficially owned. The percentage of ownership for each person is calculated in accordance with rules of the Securities and Exchange Commission without regard to shares of Common Stock issuable upon exercise of outstanding stock options or warrants or conversion of Preferred Stock, except that any shares a person is deemed to own by having a right to acquire by exercise of an option or warrant and/or conversion right exercisable within 60 days are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) The named beneficial owners may be deemed to constitute a "group" within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder. Because each member of such "group" may, pursuant to Rule 13d-5 under the Exchange Act, be deemed to share beneficial ownership of all of the Company's securities owned by each of the other members of such "group," the named beneficial owners may be deemed to share beneficial ownership of all of the Company's securities owned by them, collectively consisting of 931,655 shares of Common Stock, 5,146,251 shares of Common Stock that may be received pursuant to the conversion of 2001-A Preferred Stock owned by members of the group, 1,634,590 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by members of the group, 4,809,973 shares of Common Stock that may be received pursuant to the conversion of 2003-A Preferred Stock owned by members of the group, 3,731,343 shares of Common Stock that may be received pursuant to the conversion of 2006-A Preferred Stock owned by members of the group, 8,485,363 shares of Common Stock that may be received pursuant to the conversion of 2007-A Preferred Stock owned by members of the group, 792,393 shares of Common Stock that may be received pursuant to the conversion of 2003-A Preferred Stock issuable upon exercise of an option held by members of the group, 3,448,276 shares of Common Stock that may be received pursuant to the conversion of 2006-A Preferred Stock issuable upon exercise of an option held by members of the group, 11,908,927 shares of Common Stock that may be received pursuant to the conversion of 2006-B Preferred Stock issuable upon exercise of options held by members of the group, 14,062,430 shares of Common Stock that may be received pursuant to the conversion of 2007-B Preferred Stock issuable upon exercise of an option held by members of the group (assuming a conversion price equal to 66.667% of the 20-day trailing average market price of the Common Stock as of May 1, 2007, or approximately $0.213 per share, since the conversion price is fixed upon exercise of such option), 342,653 shares of 2001-A Preferred Stock, 190,860 shares of 2002-A Preferred Stock, 55,325 shares of 2003-A Preferred Stock, 25,000 shares of 2006-A Preferred Stock, 2,000 shares of 2007-A Preferred Stock, and 20,000 shares of 2003-A Preferred Stock, 30,000 shares of 2006-A Preferred Stock, 5,000 shares of 2006-B Preferred Stock and 3,000 shares of 2007-B Preferred Stock issuable upon exercise of options held by members of the group and exercisable within 60 days.

(3) Shares beneficially owned by Inter-Him N.V., Prof. Kern Kampweg 8a (Post Office Box 3361), Curacao, Netherlands Antilles, include 923,819 shares of Common Stock, 4,323,474 shares of Common Stock that may be received pursuant to the conversion of 2001-A Preferred Stock owned by Inter-Him N.V., 698,051 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by Inter-Him N.V., 3,486,077 shares of Common Stock that may be received pursuant to the conversion of 2003-A Preferred Stock owned by Inter-Him N.V., 1,865,672 shares of Common Stock that may be received pursuant to the conversion of 2006-A Preferred Stock owned by Inter-Him N.V., 287,425 shares of 2001-A Preferred Stock, 86,932 shares of 2002-A Preferred Stock, 39,787 shares of 2003-A Preferred Stock and 12,500 shares of 2006-A Preferred Stock owned directly by Inter-Him N.V. Ronald de Waal, "Ertbrugge," Ertbruggestraat 136, BE-2110, Wijnegem, Belgium, is a managing director of Inter-Him N.V. and may be deemed to beneficially own all of the shares owned by Inter-Him N.V. In addition to the shares owned by Inter-Him, N.V., Mr. de Waal, through his indirect interest in RonHow (see note 5 below), may be deemed to beneficially own 452,773 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2003-A Preferred Stock issuable to RonHow upon exercise of an option, 1,970,345 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2006-A Preferred Stock issuable to RonHow upon exercise of an option, 5,954,463 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2006-B Preferred Stock issuable to RonHow upon exercise of options, 4,242,681 shares of Common Stock that may be received by RonHow pursuant to the conversion of its 2007-A Preferred Stock, 7,031,215 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2007-B Preferred Stock issuable to RonHow upon exercise of an option (assuming a conversion price equal to 66.667% of the 20-day trailing average market price of the Common Stock as of May 1, 2007, or approximately $0.213 per share, since the conversion price is fixed upon exercise of such option), 1,000 shares of 2007-A Preferred Stock held by RonHow, and 11,428 shares of 2003-A Preferred Stock, 17,142 shares of 2006-A Preferred Stock, 2,500 shares of 2006-B Preferred Stock and 1,500 shares of 2007-B Preferred Stock issuable to RonHow upon exercise of stock options exercisable within 60 days.

(4) Shares beneficially owned by W. Howard Lester, 3250 Van Ness Avenue, San Francisco, CA 94109 include 7,836 shares of Common Stock, 822,777 shares of Common Stock that may be received pursuant to the conversion of 2001-A Preferred Stock owned by Mr. Lester, 936,539 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by Mr. Lester, 1,323,896 shares of Common Stock that may be received pursuant to the conversion of 2003-A Preferred Stock owned by Mr. Lester, 1,865,672 shares of Common Stock that may be received pursuant to the conversion of 2006-A Preferred Stock owned by Mr. Lester, 55,228 shares of 2001-A Preferred Stock, 103,928 shares of 2002-A Preferred Stock, 15,538 shares of 2003-A Preferred Stock and 12,500 shares of 2006-A Preferred Stock owned directly by Mr. Lester. Mr. Lester, through his membership interest in RonHow (see note 5 below), may also be deemed to beneficially own 339,620 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2003-A Preferred Stock issuable to RonHow upon exercise of an option, 1,477,931 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2006-A Preferred Stock issuable to RonHow upon exercise of an option, 5,954,463 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2006-B Preferred Stock issuable to RonHow upon exercise of options, 4,242,681 shares of Common Stock that may be received by RonHow pursuant to the conversion of its 2007-A Preferred Stock, 7,031,215 shares of Common Stock that may be received by RonHow pursuant to the conversion of 2007-B Preferred Stock issuable to RonHow upon exercise of an option (assuming a conversion price equal to 66.667% of the 20-day trailing average market price of the Common Stock as of May 1, 2007, or approximately $0.213 per share, since the conversion price is fixed upon exercise of such option), 1,000 shares of 2007-A Preferred Stock held by RonHow, and 8,572 shares of 2003-A Preferred Stock, 12,858 shares of 2006-A Preferred Stock, 2,500 shares of 2006-B Preferred Stock and 1,500 shares of 2007-B Preferred Stock issuable to RonHow upon exercise of stock options exercisable within 60 days.

(5) Shares beneficially owned by RonHow, LLC, 3290 Northside Parkway, Suite 225, Atlanta, GA 30327, include 792,393 shares of Common Stock that may be received pursuant to the conversion of 2003-A Preferred Stock issuable upon exercise of an option, 3,448,276 shares of Common Stock that may be received pursuant to the conversion of 2006-A Preferred Stock issuable upon exercise of an option, 11,908,926 shares of Common Stock that may be received pursuant to the conversion of 2006-B Preferred Stock issuable upon exercise of options, 8,485,362 shares of Common Stock that may be received pursuant to the conversion of 2007-A Preferred Stock, 14,062,430 shares of Common Stock that may be received by pursuant to the conversion of 2007-B Preferred Stock issuable upon exercise of an option (assuming a conversion price equal to 66.667% of the 20-day trailing average market price of the Common Stock as of May 1, 2007, or approximately $0.213 per share, since the conversion price is fixed upon exercise of such option), 2,000 shares of 2007-A Preferred Stock, and 20,000 shares of 2003-A Preferred Stock, 30,000 shares of 2006-A Preferred Stock, 5,000 shares of 2006-B Preferred Stock and 3,000 shares of 2007-B Preferred Stock issuable upon exercise of stock options exercisable within 60 days. RonHow's members are W. Howard Lester and Ronus, Inc., an entity beneficially owned by Ronald de Waal.

(6) Shares beneficially owned by Rebecca Powell Casey, 3835 Shenandoah, Dallas, TX 75205, include 670,942 shares of Common Stock held directly and 105,123 shares of Common Stock held as custodian for the benefit of her children. Such shares do not include 431,282 shares of Common Stock and 1,417 shares of 2003-A Preferred Stock that are beneficially owned by her husband Michael T. Casey (see note 7 below), as to which the Company believes Ms. Casey disclaims beneficial ownership.

(7) Shares beneficially owned by Michael T. Casey, 2341 S.E. 8th, Grand Prairie, TX 75051, include 343,572 shares of Common Stock held directly, 42,000 shares of Common Stock held by the H. Rainey Powell and Mary U. Powell 1997 Irrevocable Trust, of which Mr. Casey is trustee, 1,417 shares of 2003-A Preferred Stock and 45,710 shares of Common Stock that may be received pursuant to the conversion of such 2003-A Preferred Stock. Such shares of 2003-A Preferred Stock are indirectly held by 329 Holdings, L.L.C., in its capacity as the general partner of 329 Partners-II Limited Partnership. Mr. Casey is a manager of 329 Holdings, L.L.C. and therefore may be deemed to beneficially own such shares. Such shares do not include 776,065 shares that are beneficially owned by his wife Rebecca Powell Casey (see note 6 above), as to which the Company believes Mr. Casey disclaims beneficial ownership.

(8) Shares beneficially owned by Lisa Powell Hunt, 8325 Douglas Avenue, Dallas, TX, include 301,097 shares of Common Stock held directly and 85,656 shares of Common Stock held as custodian for the benefit of her minor children. Such shares do not include any shares of Common Stock that may be separately owned by her husband Clay M. Hunt, as to which the Company believes Ms. Hunt disclaims beneficial ownership.

(9) The Elizabeth M. Powell Trust B, 200 East Main, Norman, OK 73069, c/o Arvest Trust Company, N.A., trustee, holds directly 402,497 shares of Common Stock.

(10) Arvest Trust Company, N.A., 201 W. Walnut, Rogers, AR 72756, is a limited purpose national bank engaged in the business of providing trust and related services. In such capacity, Arvest Trust Company, N.A. serves as trustee of the Elizabeth M. Powell Trust A and the Elizabeth M. Powell Trust B and, by virtue of its voting and investment power over the shares of Common Stock held by such trusts, may be deemed to beneficially own the shares of Common Stock held by such trusts. The Elizabeth M. Powell Trust A holds directly 27,335 shares of Common Stock, and the Elizabeth M. Powell Trust B holds directly 402,497 shares of Common Stock. The shares beneficially owned by Arvest Trust Company, N.A. do not include any shares of Common Stock held by trusts or fiduciary accounts of which Arvest Trust Company, N.A. is trustee or account manager or exercises voting or investment power but which are not related to any of the other beneficial owners described herein. Arvest Trust Company, N.A. is a wholly-owned subsidiary of Arvest Bank Group, Inc., 125 W. Central, P.O. Box 218, Bentonville, AR 72712, and Arvest Bank Group, Inc. may be deemed to beneficially own the shares that are beneficially owned by Arvest Trust Company, N.A. as a result of its ownership of Arvest Trust Company, N.A.

(11) Shares beneficially owned by Ronald S. Staffieri, 5919 Maple Avenue, Dallas, TX 75235, include 393,093 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days.

(12) Shares beneficially owned by Margaret A. Gilliam, 15 West 53rd Street, Suite 34A, New York, NY 10019, include 3,312 shares of Common Stock held directly, 47,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days, 78,337 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by Ms. Gilliam, and 10,333 shares of 2002-A Preferred Stock owned directly by Ms. Gilliam.

(13) Shares beneficially owned by William E. Haslam, 5508 Lonas Road, Knoxville, TN 37909, include 2,153 shares of Common Stock held directly, 35,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days, 226,988 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by Mr. Haslam, and 25,191 shares of 2002-A Preferred Stock owned directly by Mr. Haslam.

(14) Shares beneficially owned by Clark J. Hinkley, 154 Washington Street, Boston, MA 02332, include 13,000 shares of Common Stock held directly, 25,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days, 39,163 shares of Common Stock that may be received pursuant to the conversion of 2002-A Preferred Stock owned by Mr. Hinkley, and 5,166 shares of 2002-A Preferred Stock owned directly by Mr. Hinkley.

(15) Includes shares that the named individuals have the right to acquire upon exercise of stock options exercisable within 60 days as follows: James D. Abrams
- 20,000; Robert L. Anderson - 77,000; Mary E. Davich - 55,310; Curtis E. Elliott - 84,100; Kenneth C. Row - 144,775; Leonard M. Snyder - 67,000; and Jodi
L. Taylor - 233,000.

(16) Includes 80,855 shares of Common Stock held directly by the directors and named executive officers, 1,181,218 shares of Common Stock that such directors and executive officers have the right to acquire upon exercise of stock options exercisable within 60 days, 344,488 shares of Common Stock that may be received by certain of such directors and officers pursuant to the conversion of 2002-A Preferred Stock owned by them, and 40,690 shares of 2002-A Preferred Stock owned by such directors and officers.

(17) Beneficial ownership information with respect to these persons has been compiled from the Company's list of shareholders of record and from non-objecting beneficial ownership information available to the Company with respect to shares of Common Stock held in street name or in the name of a broker or other nominee. As a result, these disclosures may omit Common Stock beneficially owned by these persons through other methods not apparent to the Company from such materials. The Company requested confirmation of the beneficial ownership from these persons, but it was not provided.

EQUITY COMPENSATION PLANS
The following table provides certain information as of February 3, 2007 with respect to the shares of the Company's Common Stock that may be issued under the existing equity compensation plans:

                                              Number of Shares                             Remaining Shares
                                              To be Issued Upon      Weighted-Average       Available for
                                                Exercise of           Exercise Price       Future Issuance
                                                Outstanding           of Outstanding         Under Equity
             Plan Category                        Options                 Options         Compensation Plans
-----------------------------------------    -------------------    ------------------    ------------------
Equity Compensation Plans Approved by              1,371,581              $2.83                 966,779
Shareholders
Equity Compensation Plans Not Approved
by Shareholders (1)                                1,965,165              $0.435                    N/A

----------------------
(1) Includes options granted to Mr. Staffieri pursuant to his employment agreement. The options were not granted under the Equity Incentive Plan because the plan did not have sufficient shares available for the grant, but the options shall be otherwise subject to the terms of the plan as if granted thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

DIRECTOR INDEPENDENCE
In July 2006, the Company moved from the American Stock Exchange ("AMEX") to the Over-the-Counter Bulletin Board ("OTCBB"). While on AMEX, the Company qualified as a "controlled company" under the applicable corporate governance rules of the exchange as a result of the fact that a "group" holds more than 50% of the voting power of the shares entitled to vote. See "Security Ownership of Certain Beneficial Owners and Management." As a controlled company, the Company was exempt from the requirement of the AMEX rules that its Board have a majority of independent directors and that the Company have nominating and compensation committees composed of independent directors.

The Board has adopted the independence criteria of the AMEX corporate governance rules to determine the independence of its directors. These criteria are still being utilized despite the movement from AMEX to the OTCBB. The Board has affirmatively determined that Messrs. Abrams, Haslam, Hinkley and Snyder and Ms. Gilliam are independent under these criteria. In addition, the Board has determined that Messrs. Abrams and Snyder and Ms. Gilliam meet the independence requirements of the Securities and Exchange Commission for service on the Audit Committee.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company utilizes the services of Ronus Properties' employees for real estate negotiations and lease administration assistance. Ronus Properties is an entity wholly-owned by Ronald de Waal, the Company's largest and controlling shareholder. Beginning in June 2005, the Company began compensating a Ronus Properties' employee, who effectively serves as the head of real estate, $48,000 per year and provides her with a discount on clothing purchases. Since the Company does not need a full-time employee, this is less than the Company would pay to hire a full-time person.

See Part II, Item 8, notes 5 and 7 in the Company's Annual Report on Form 10-K to which this Amendment No. 1 applies for information concerning debt with related parties and the purchase of preferred stock by certain members of the Company's Board of Directors.

OWNERSHIP OF PREFERRED STOCK
In addition to Inter-Him N.V. and Howard Lester, who own shares of 2001-A, 2002-A, 2003-A, 2006-A and 2007-A Preferred Stock, several of the Company's directors own shares of 2001-A, 2002-A and/or 2003-A Preferred Stock. Pursuant to the terms of these series of Preferred Stock, the holders are entitled to quarterly dividends paid at the annual rate of 10% on the 2001-A Preferred Stock, 8% on the 2002-A, 2003-A and 2006-A Preferred Stock, and 13.5% on the 2006-A Preferred Stock. At the election of the holder of any such Preferred Stock, these quarterly dividends may be paid in cash or in additional shares of the applicable series of Preferred Stock. Effective May 1, 2006, the Board of Directors determined that preferred stock dividends would cumulate, rather than be declared and paid. It is currently anticipated that preferred stock dividends will not be paid in 2007. During 2006, the Company paid cash dividends to the holders of all series of Preferred Stock of approximately $151,000. It also issued 1,357 additional shares of 2001-A Preferred Stock to W. Howard Lester, 2,010; 1,681 and 487 additional shares of 2002-A Preferred Stock to Mr. Lester, Inter-Him N.V. and William E. Haslam, respectively, and 769 and 300 additional shares of 2003-A Preferred Stock to Inter-Him N.V. and Mr. Lester, respectively, as dividends. As of February 3, 2007, approximately $1,428,000 of preferred stock dividends had cumulated, $1,419,000 of which have cumulated in additional shares.

CREDIT FACILITY LOAN PARTICIPATION
In January 2006, RonHow, LLC, an entity owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester, caused Wells Fargo Retail Finance II, LLC ("Wells Fargo") to extend an additional $3 million in total borrowing availability to the Company under the Company's existing credit facility with Wells Fargo by amending RonHow's existing loan participation agreement with Wells Fargo to increase RonHow's total participation with Wells Fargo to $7 million. During 2006, the Company paid interest on these participations to RonHow in the amount of approximately $542,000. Messrs. de Waal and Lester are both major beneficial owners of the Company's Common Stock and Preferred Stock, and Mr. Lester was director of the Company until June 2006.

On August 31, 2006, the Company obtained $5 million in additional financing in the form of a new subordinated loan from RonHow. At RonHow's option, the amount of the loan may be increased to $10 million. In conjunction with this transaction, the Company entered into an amendment to its existing credit facility with Wells Fargo to permit the new financing, but otherwise did not materially change the terms of the facility. During 2006, the Company paid interest on these participations to RonHow in the amount of $301,000.

These transactions were approved by the disinterested members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND OTHER FEES
In October 2005, the Company moved audit firms, from Ernst & Young LLP to BDO Seidman, LLP. The firm of Ernst & Young was originally engaged in April 2002 to serve as the Company's independent registered public accounting firm and subsequently retained for the annual audits through fiscal years ended January 29, 2005. The aggregate fees billed, including expenses, by BDO Seidman, LLP and Ernst & Young LLP for 2005 and 2006 for various services are set forth below:

                                                    2006          2005
                                                 ----------    ----------
        Audit Fees...........................    $  179,180    $  274,323
        Audit-Related Fees...................         9,621           --
        Tax Fees.............................        50,600        66,250
        Other Fees...........................           --            --
                                                 ----------    ----------
        Total Fees...........................    $  239,401    $  340,573

Fees for audit services include fees associated with the annual audit of the Company and its subsidiaries and the review of the Company's quarterly reports on Form 10-Q. Audit-related fees principally include assistance with new accounting issues implementation. Tax fees include tax compliance, tax advice and tax planning related to Federal and state tax matters.

The Audit Committee has considered whether the provision of non-audit services by BDO Seidman, LLP and Ernst & Young LLP are compatible with maintaining auditor independence and adopted in 2003 a policy that requires pre-approval of all audit and non-audit services. This policy requires that documentation be submitted to the Audit Committee to describe the specific services to be rendered and that the prior approval of the Audit Committee is obtained. All 2005 and 2006 audit and non-audit services fees were approved in advance in accordance with the Audit Committee's policies.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
See Part IV, Item 15 in the Company's Annual Report on Form 10-K to which this Amendment No. 1 applies for information concerning the Company's consolidated financial statements and schedules.

EXHIBITS

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


                                        HAROLD'S STORES, INC.


         Date: May 31, 2007             /s/ Ron Staffieri
                                        -----------------------------
                                        Ron Staffieri
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown, and on the dates indicated.

       Signature                          Title                      Date
-------------------------     ------------------------------     ------------

/s/ Ron Staffieri             Chief Executive officer and        May 31, 2007
-------------------------     Director (Principal Executive
Ron Staffieri                 Officer)


/s/ William E. Haslam         Non-Executive Chairman of the      May 31, 2007
-------------------------     Board And Director
William E. Haslam


/s/ Jodi L. Taylor            Chief Financial Officer and        May 31, 2007
-------------------------     Secretary (Principal Financial
Jodi L. Taylor                and Accounting Officer)


/s/ James D. Abrams           Director                           May 31, 2007
-------------------------
James D. Abrams


/s/ Robert L. Anderson        Director                           May 31, 2007
-------------------------
Robert L. Anderson


/s/ Margaret A. Gilliam       Director                           May 31, 2007
-------------------------
Margaret A. Gilliam


/s/ Clark J. Hinkley          Director                           May 31, 2007
-------------------------
Clark J. Hinkley


/s/ Leonard Snyder            Director                           May 31, 2007
-------------------------
Leonard Snyder

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

4.8 Certificate of Designations of the Series 2006-A Preferred Stock (Incorporated by reference to Exhibit 4.4 to Form 8-K dated January 24, 2006).

4.9 Amendment to the Certificate of Designation of the Series 2006-A Preferred Stock ($0.01 Par Value) of Harold's Stores, Inc., dated August 31, 2006 (Incorporated by reference to Exhibit 4.1 to Form 8-K dated August 31, 2006).

4.10 Certificate of Correction to the Certificate of Designation of the Series 2006-A Preferred Stock dated August 31, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K dated August 31, 2006).

4.11 Certificate of Designations of the Series 2006-B Preferred Stock of Harold's Stores, Inc., dated August 31, 2006 (Incorporated by reference to Exhibit 4.3 to Form 8-K dated August 31, 2006).

4.12 Certificate of Amendment to Certificate of Designation of the Series 2006-B Preferred Stock, dated April 26, 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K dated April 26, 2007).

4.13 Certificate of Designations of the Series 2007-A Senior Preferred Stock., dated April 26, 2007 (Incorporated by reference to Exhibit
            4.2 to Form 8-K dated April 26, 2007).

4.14 Certificate of Designations of the Series 2007-B Senior Preferred Stock., dated April 26, 2007 (Incorporated by reference to Exhibit
            4.3 to Form 8-K dated April 26, 2007).

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

10.39 Amended and restated Voting Agreement dated May 2, 2003 by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley, Margaret A. Gilliam, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit B-2 to Amendment No. 11 to Schedule 13D filed on June 2, 2003 by Ronald de Waal, Inter-Him N.V. and W. Howard Lester).

10.40 Series 2006-A Preferred Stock Purchase Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated June 1, 2006).

10.41 Third Amendment to Investor Rights Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated June 1, 2006).

10.42 Amendment No. 4 to Loan and Security Agreement dated as of June 1, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P. and Harold's of Jackson, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 8-K dated June 1,
            2006).

10.43 Amendment No. 1 to Amended and Restated Voting Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V., W. Howard Lester and Rebecca Powell Casey (Incorporated by Reference to
            Exhibit 10.4 to Form 8-K dated June 1, 2006).

10.44 Reaffirmation of Continuing Guaranty dated June 1, 2006, by The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., Harold's of White Flint, Inc., HSGA, Inc. and HSTX, Inc. (Incorporated by Reference to Exhibit 10.5 to Form 8-K dated June 1, 2006).

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

10.57 First Amendment to Subordination and Intercreditor Agreement by and among RonHow, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., HSTX, Inc., and Wells Fargo Retail Finance II, LLC (Incorporated by reference to Exhibit
            10.1 to Form 8-K dated April 26, 2007).

10.58 Amended and Restated Subordinated Secured Promissory Note by Harold's Stores, Inc. in favor of RonHow, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 26, 2007).

10.59 Global Amendment and Reaffirmation of Subordinated Debt Documents by and among RonHow, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 26, 2007).

10.60 Amendment No. 6 to Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc, Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P. and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 26, 2007).

10.61 Reaffirmation of Continuing Guaranty by The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., HSGA, Inc., Harold's of White Flint, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.5 to Form 8-K dated April 26, 2007).

10.62 Option Agreement by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K dated April 26, 2007).

10.63 Amendment No. 1 to Option Agreements by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 26, 2007).

10.64 Preferred Stock Purchase Agreement for Series 2007-A Senior Preferred Stock by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Form 8-K dated April 26, 2007).

10.65 Fourth Amendment to Investor Rights Agreement by and among Inter-Him, N.V., W. Howard Lester RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated April 26, 2007).

22.1 Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

23.1        Consent of BDO Seidman, LLP (Incorporated by reference to Exhibit
            23.1 to Form 10-K for the year ended February 3, 2007).

23.2        Consent of Ernst & Young LLP (Incorporated by reference to Exhibit
            23.2 to Form 10-K for the year ended February 3, 2007).

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 31.1 to Form 10-K for the year ended February 3, 2007).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 31.2 to Form 10-K for the year ended February 3, 2007).

31.3 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 (Incorporated by reference to Exhibit 32.1 to Form 10-K for the year ended February 3, 2007).

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 (Incorporated by reference to Exhibit 32.2 to Form 10-K for the year ended February 3, 2007).

32.3        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350.

32.4        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350.

-------------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.