Form 10-Q
period 2007-05-05
HAROLDS STORES INC
filed 2007-06-19
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 5, 2007

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 2007, the registrant had 6,223,508 shares of Common Stock outstanding.
================================================================================

                      HAROLD'S STORES, INC. & SUBSIDIARIES
                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR THE PERIOD ENDED MAY 5, 2007

Part I - FINANCIAL INFORMATION                                                                                 Page
------------------------------                                                                                 ----
Item 1.     Financial Statements

            Consolidated Balance Sheets - May 5, 2007 (unaudited) and February 3, 2007....................       3

            Consolidated Statements of Operations -
                     Thirteen Weeks ended May 5, 2007 (unaudited) and April 29, 2006, (unaudited).........       5

            Consolidated Statements of Cash Flows -
                     Thirteen Weeks ended May 5, 2007 (unaudited) and April 29, 2006, (unaudited).........       6

            Notes to Interim Consolidated Financial Statements............................................       7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........      18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................................      25

Item 4.     Controls and Procedures.......................................................................      26

Part II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings.............................................................................      26

Item 1A.    Risk Factors..................................................................................      26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...................................      26

Item 3.     Defaults Upon Senior Securities...............................................................      26

Item 4.     Submission of Matters to a Vote of Security Holders...........................................      26

Item 5.     Other Information.............................................................................      26

Item 6.     Exhibits......................................................................................      26

            Signatures....................................................................................      27

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                         May 5,      February 3,
                                                          2007          2007
                                                       ----------    ----------
                                                       (Unaudited)

Current assets:

  Cash and cash equivalents                            $    1,288    $      979
  Trade accounts receivable, less allowance for
    doubtful accounts of $75 as of May 5, 2007
    and February 3, 2007                                    7,039         6,074
  Note and other receivables                                    1             1
  Merchandise inventories                                  18,965        19,389
  Prepaid expenses                                          2,036         2,136
                                                       ----------    ----------

  Total current assets                                     29,329        28,579
                                                       ----------    ----------

 Property and equipment, at cost                           44,345        44,078
 Less accumulated depreciation and amortization           (34,924)      (34,157)
                                                       ----------    ----------

  Net property and equipment                                9,421         9,921
                                                       ----------    ----------

  Total assets                                         $   38,750    $   38,500
                                                       ==========    ==========


           The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In Thousands Except Share Data)

                                                                                      May 5,        February 3,
                                                                                       2007            2007
                                                                                    ----------      ----------
                                                                                    (Unaudited)
Current liabilities:
  Accounts payable                                                                  $    6,233      $    9,765
  Redeemable gift certificates                                                             954           1,220
  Accrued payroll expenses and bonuses                                                     673             565
  Accrued rent expense                                                                     382             384
  Deferred gain on sale of building                                                         37              55
  Current maturities of long-term debt                                                  24,234          22,502
                                                                                    ----------      ----------
  Total current liabilities                                                             32,513          34,491
                                                                                    ----------      ----------

 Accrued rent expense, net of current                                                    4,215           4,527
 Stock warrant liability (See Note 8)                                                      832             818
 Long-term debt, net of current maturities (See Note 5)                                  8,576           7,583
                                                                                    ----------      ----------
  Total long-term liabilities                                                           13,623          12,928
                                                                                    ----------      ----------

  Total liabilities                                                                     46,136          47,419

Commitments and contingencies (See Note 7)

Convertible preferred stock of $.01 par value
       Amended Series 2001-A, authorized 500,000 shares, issued and outstanding
       342,653 as of May 5, 2007 and February 3, 2007                                    6,853           6,853

       Series 2002-A, authorized 300,000 shares, issued and outstanding 231,550
       as of May 5, 2007 and February 3, 2007                                            4,631           4,631

       Series 2003-A, authorized 100,000 shares, issued and outstanding 56,742
       as of May 5, 2007 and February 3, 2007                                            5,674           5,674

       Series 2006-A, authorized 75,000 shares, issued and outstanding 25,000
       as of May 5, 2007 and February 3, 2007                                            2,491           2,490

       Series 2006-B, authorized 15,000 shares as of May 5, 2007 and 25,000 as of February 3, 2007, none issued and outstanding as of May 5, 2007 and
       February 3, 2007                                                                   --              --

       Series 2007-A, authorized 5,000 shares as of May 5, 2007 and none as of
       February 3, 2007, issued and outstanding 2,000 as of May 5, 2007 and
       none as of February 3, 2007                                                       2,000            --

       Series 2007-B, authorized 5,000 shares as of May 5, 2007 and none as of
       February 3, 2007, none issued and outstanding as of May 5, 2007 and
       February 3, 2007                                                                   --              --

    2001-A and 2002-A entitled to $20.00 per share; 2003-A and 2006-A entitled to $100.00 per share; and 2006-B, 2007-A and 2007-B entitled to $1,000 per share; in each case plus accrued but unpaid dividends in liquidation:
    aggregate liquidation value as of May 5, 2007 of $23,525,217
                                                                                    ----------      ----------
                                                                                        21,649          19,648
 Stockholders' deficit:
  Common stock of $.01 par value
   Authorized 25,000,000 shares; issued and outstanding 6,223,508 as of May 5,
       2007 and February 3, 2007                                                            62              62
  Additional paid-in capital                                                            34,607          34,585
  Accumulated deficit                                                                  (63,702)        (63,212)
                                                                                    ----------      ----------
                                                                                       (29,033)        (28,565)

  Less: Treasury stock of 205 shares as of May 5, 2007 and February 3, 2007
       recorded at cost                                                                     (2)             (2)
                                                                                    ----------      ----------
   Total stockholders' deficit                                                         (29,035)        (28,567)
                                                                                    ----------      ----------

   Total liabilities and stockholders' deficit                                      $   38,750      $   38,500
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

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                            13 Weeks Ended
                                                      -------------------------
                                                        May 5,        April 29,
                                                         2007           2006
                                                      ----------     ----------
                                                             (Unaudited)

Sales                                                 $   22,432     $   21,108

Costs and expenses:
  Costs of goods sold (including occupancy and
   central buying expenses, exclusive of items
   shown separately below)                                13,934         13,412
                                                      ----------     ----------

    Gross margin                                           8,498          7,696

Selling, general and administrative expenses               7,274          7,323

Depreciation and amortization                                822            852
                                                      ----------     ----------

Operating income (loss)                                      402           (479)

Interest expense                                             909            470

Gain on sale of building                                     (18)           (18)
                                                      ----------     ----------

                                                             891            452
                                                      ----------     ----------

Loss before income taxes                                    (489)          (931)

Benefit for income taxes                                    --             --
                                                      ----------     ----------

Net loss                                              $     (489)    $     (931)
                                                      ==========     ==========


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss                                              $     (489)    $     (931)

Less: Preferred stock dividends and accretion of
   preferred stock issuance costs                              1            369
                                                      ----------     ----------

Net loss applicable to common stockholders            $     (490)    $   (1,300)
                                                      ==========     ==========

Net loss per common share:
   Basic                                              $    (0.08)    $    (0.21)
                                                      ==========     ==========
   Diluted                                            $    (0.08)    $    (0.21)
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

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    13 Weeks Ended
                                                              --------------------------
                                                                May 5,         April 29,
                                                                 2007            2006
                                                              ----------      ----------
Cash flows from operating activities:
  Net loss                                                    $     (489)     $     (931)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                     822             852
   Gain on sale of assets                                           --               (19)
   Recognition of deferred gain on sale of building                  (18)            (18)
   Stock options expense                                              22            --
   Stock warrants expense                                             67            --
   Changes in assets and liabilities:
      Increase in trade and other accounts receivable               (965)           (617)
      Decrease (increase) in merchandise inventories                 424          (3,810)
      Decrease in prepaid expenses                                   100              63
      Decrease in accounts payable                                (3,532)         (2,053)
      Decrease in accrued expenses                                  (491)           (534)
                                                              ----------      ----------

Net cash used in operating activities                             (4,060)         (7,067)
                                                              ----------      ----------

 Cash flows from investing activities:
   Acquisition of property and equipment                            (282)           (999)
   Proceeds from disposal of property and equipment                 --                18
   Payments received for notes receivable                           --                 5
                                                              ----------      ----------

  Net cash used in investing activities                             (282)           (976)
                                                              ----------      ----------

 Cash flows from financing activities:
   Borrowings on long-term debt                                    1,000            --
   Payments on long-term debt                                        (86)            (33)
   Advances on revolving line of credit                           27,609          30,585
   Payments on revolving line of credit                          (25,872)        (21,894)
   Proceeds from issuance of preferred stock                       2,000            --
   Preferred stock dividends                                        --              (151)
                                                              ----------      ----------

Net cash provided by financing activities                          4,651           8,507
                                                              ----------      ----------

Net increase in cash and cash equivalents                            309             464
Cash and cash equivalents at beginning of period                     979             636
                                                              ----------      ----------
Cash and cash equivalents at end of period                    $    1,288      $    1,100
                                                              ==========      ==========

Non-cash investing and financing activities:
    Preferred stock dividends paid in shares of preferred           --               218
    stock
    Equipment purchased under capital lease obligations               21            --

Supplemental cash flow information:
    Cash paid for interest                                           514             346

           The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         May 5, 2007 and April 29, 2006
                                   (Unaudited)

1. UNAUDITED INTERIM PERIODS

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of May 5, 2007 and the results of its operations and cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006. The results of operations for the thirteen week periods ended May 5, 2007 and April 29, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

2. DEFINITION OF FISCAL YEAR

     The Company has a 52-53 week year which ends on the Saturday closest to January 31. The period from February 4, 2007 through February 2, 2008, has been designated as 2007.

3. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

4. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation sets forth a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirteen weeks ended May 5, 2007. Although the Company believes it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of May 5, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

5. LONG-TERM DEBT

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, in January 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006 and reduced again to $500,000 in April 2007, and a maximum capital expenditure covenant, established at $2.8 million for 2007. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at May 5, 2007 was $23,964,000 which includes the $7 million outstanding under the bridge facility discussed below. The Company's line of credit had an average balance of $24,449,000 and $22,695,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. During the thirteen weeks ended May 5, 2007, the WFRF line of credit had a high balance of $26,007,000. At May 5, 2007 the Company's availability under the WFRF line of credit was approximately $1,595,000 above the minimum availability requirement of $500,000 and the average interest rate on the credit line was 7.94%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company.

     In order to achieve additional liquidity, in January 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, the Company began paying an additional 4% fee per annum on the outstanding new participation amount up to $3 million, which commenced January 24, 2006. This fee is in addition to the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

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

     In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. On June 5, 2007, the Company filed the necessary reports with the Securities and Exchange Commission to commence this process of de-registration. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan. On April 3, 2007, the lender loaned the Company an additional $2 million under the Subordinated Loan Agreement and an additional $1 million on May 2, 2007, bringing the aggregate amount outstanding to $10 million prior to converting $2 million of this debt into 2007-A Preferred Stock during April 2007. See Note 8 for further discussion of this preferred stock transaction and additional changes to the terms of the Loan Agreement.

     These transactions were approved by the Company's independent directors.

     The Company was in compliance with its debt covenants for the period ended May 5, 2007. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6. INCOME TAXES

     The Company's federal net operating losses ("NOL") of approximately $38.9 million will begin to expire in 2021. The Company also has state net operating losses of approximately $37.5 million which begin to expire in 2007. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of May 5, 2007 and February 3, 2007 is equal to 100% of its deferred tax assets.

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

     The state tax rate decreased significantly during 2006 due to the Company's increased loss position on both a consolidated and individual company basis.

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

7. COMMITMENTS AND CONTINGENCIES

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At May 5, 2007, there were no pending litigation matters.

8. PREFERRED STOCK AND WARRANTS TO PURCHASE PREFERRED STOCK

     The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of May 5, 2007, The Board had authorized seven series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares, the 2006-A Preferred Stock consisting of 75,000 shares, the 2006-B Preferred Stock consisting of 15,000 shares, the 2007-A Preferred Stock consisting of 5,000 shares, and the 2007-B Preferred Stock consisting of 5,000 shares.

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

     On June 1, 2006, the Company closed on a $2.5 million private equity investment by RonHow. RonHow purchased an aggregate of 25,000 shares of a new series of preferred stock, designated Series 2006-A Preferred Stock, at a purchase price of $100.00 per share. The Series 2006-A Preferred Stock is convertible into common stock at a fixed rate of $0.67 per share, and otherwise provides rights and preferences substantially similar to the Company's existing 2002-A and 2003-A Preferred Stock. As a result of the sale of the 2006-A Preferred Stock, the percentage ownership of common stock on an as-converted basis (assuming conversion of all of the Company's outstanding preferred stock) by Inter-Him, N.V. and Mr. de Waal is 51.1%. None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company, therefore these preferred shares are included in the mezzanine section of the Consolidated Balance Sheets.

     RonHow was granted a warrant to acquire shares of Series 2006-B Preferred Stock in connection with the August 31, 2006 $5 million loan described above. The fair value of this warrant was estimated to be $794,000 and was included in long-term liabilities. This warrant will be amortized over the term of the loan as interest expense using the effective interest method. The shares of Series

2006-B Preferred Stock have a Stated Value of $1,000 per share. Any outstanding shares of Series 2006-B Preferred Stock will be entitled to receive quarterly dividends that cumulate annually at a rate of 8% of the Stated Value per annum, which will be reduced to 6% of the Stated Value per annum if certain profitability targets are met. Dividends payable on the first July 1 and October 1 following the original issuance of Series 2006-B Preferred Stock will be payable in additional shares of Series 2006-B Preferred Stock, while dividends payable on the first January 1 and April 1 following the original issuance of Series 2006-B Preferred Stock will be payable in cash. After the first anniversary of the original issuance of Series 2006-B Preferred Stock, dividends will be payable in additional shares of Series 2006-B Preferred Stock or cash as the holder may elect. Following the third anniversary of the original issuance date, the Series 2006-B Preferred Stock will be redeemable at the option of the Company at a price equal to the Stated Value plus cumulated and accrued but unpaid dividends.

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

     On April 26, 2007, the Company completed the following transactions between the Company and RonHow LLC as described below:

         - RonHow and the Company amended the existing Subordinated Loan Agreement ("Loan Agreement") to increase the amount of the loan (the "Loan") to $12 million, to the extent advanced in the discretion of RonHow, plus any interest converted into principal as permitted under the terms of the Loan, and to increase the interest rate on the $2 million advanced on April 3, 2007 and the additional $1 million advanced on April 26, 2007 (collectively, the "Additional Adance") to 18% retroactively, to April 3, 2007.

         - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

         - RonHow converted $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock, and cancelled the existing option to convert the same amount into existing Series 2006-B Preferred Stock, resulting in the Loan balance after the conversion being $5 million bearing interest at 13.5% and $3 million bearing interest at 18%.

         - RonHow and the Company agreed that the Additional Advance and any accrued but unpaid interest will be convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

     Dividends on the new preferred stocks will accrue for the Series 2007-A at 13.5% of stated value and for the Series 2007-B at 18.0% of stated value, in each case in the same manner as the Company's authorized Series 2006-B. RonHow will have the option to elect whether each quarterly dividend is cumulated or paid in cash or additional shares ("PIK"), or a combination of cash and PIK shares. The shares will initially be convertible on the date such shares are issued by the Company either directly, in the case of Series 2007-A, or, in the case of Series 2007-B, pursuant to RonHow's exercise of its option to acquire Series 2007-B. For PIK shares issued in lieu of cash dividends, the conversion price will be 66.667% of the trailing 20-day average market price at time of payment of such PIK shares. The 2007-A Preferred Stock is initially convertible at $0.2357 per share. The Series 2007-A and Series 2007-B Senior Preferred Stock will have equal priority, and will have priority over all other equity securities of the Company, including other series of preferred stock outstanding, as to dividends and proceeds upon liquidation, and will have voting and other rights substantially identical to the existing Series 2006-B Preferred Stock, including voting rights on an as-converted basis.

     Under the terms of a voting agreement between Inter-Him, N.V. (an entity controlled by Mr. de Waal), Mr. Lester and Becky Casey (a former officer and director of the Company and a member of the Powell family), Inter-Him, N.V. and Mr. Lester agreed to vote their shares and the shares of any affiliate, including RonHow, in favor of a director designated by Ms. Casey so long as the Powell family owned on a fully-diluted basis, assuming full conversion of all shares of preferred stock outstanding, at least 10% of the common stock of the Company. The issuance of the Series 2007-A Preferred Stock resulted in the Powell family's ownership falling below this 10% threshold which terminated Ms. Casey's rights under this voting agreement. Accordingly, Ms. Casey no longer has the right to designate a director.

     The Company also entered into an amendment to its existing loan agreement with Wells Fargo Retail Finance II, LLC to permit the transactions described above and to reduce the excess availability requirement from $1,000,000 to $500,000, which provides the Company with an additional $500,000 in credit.

     In connection with the authorization of the Series 2007-A Preferred Stock, the Company amended the existing Certificate of Designation of its Series 2006-A Preferred Stock to reduce the number of authorized shares of Series 2006-B Preferred Stock from 25,000 shares to 15,000 shares, to permit 5,000 shares to be designated as Series 2007-A Senior Preferred Stock and 5,000 shares to be designated as Series 2007-B Senior Preferred Stock. As of May 5, 2007, no shares of Series 2006-B Preferred Stock and Series 2007-B Senior Preferred Stock were outstanding.

     None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     For an indefinite period which began on May 1, 2006, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of May 5, 2007, approximately $1,867,000 of dividends had cumulated with approximately $1,856,000 cumulating in additional shares of preferred stock and approximately $11,000 cumulating in cash. In prior periods, these dividends were paid in cash or stock on each applicable dividend payment date. See Note 5 for discussion of the Company's stock warrants.

9. STOCK OPTIONS

     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. The stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 5, 2007 and April 29, 2006 was approximately $22,000 and zero, respectively.

     The Company uses the Black-Scholes option-pricing model to value the Company's stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company's stock option awards, which are subject to pro-rata vesting generally over four years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over four years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

     The weighted average assumptions relating to the valuation of the Company's stock options for the thirteen weeks ended May 5, 2007 and April 29, 2006 were as follows:

                                                        13 Weeks Ended
                                                  -------------------------
                                                    May 5,        April 29,
                                                     2007           2006
                                                  ----------     ----------

   Weighted average fair value of grants             $0.28         $0.43
   Expected volatility                               89.15%        80.77%
   Expected term (years)                               7             7
   Risk-free interest rate                            4.71%         4.87%
   Expected dividend yield                            N/A           N/A

     The following table presents a summary of the Company's stock options activity for the thirteen weeks ended May 5, 2007:

                                                  Number      Weighted Average
                                                of Shares      Exercise Price
                                               -----------    ----------------

Outstanding, beginning of period                 3,331,746          $1.31
Granted                                                --             --
Exercised                                              --             --
Canceled or expired                                  4,550           0.82
                                               -----------
Outstanding, end of period                       3,327,196          $1.31
                                               ===========
Exercisable at May 5, 2007                       1,729,164          $2.12
                                               ===========

10. REVENUE RECOGNITION

     Sales from store locations represented approximately 93% of the Company's total sales for the thirteen weeks ended May 5, 2007. This compares to store location sales of approximately 95% for the thirteen-week period of the prior year. These sales are recognized at the time of the customer's purchase. The Company's direct catalog and internet sales represented about seven percent of the total sales for the thirteen weeks ended May 5, 2007 compared to approximately five percent for the thirteen weeks of the prior year. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11. EARNINGS PER SHARE

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                                                         13 Weeks Ended
                                                     ----------------------
                                                      May 5,       April 29,
                                                       2007          2006
                                                     --------      --------
                                                         (in thousands)

Net loss applicable to common shareholders
- basic and diluted                                  $   (490)     $ (1,300)
                                                     ========      ========

Average common shares outstanding                       6,224         6,223

Effect of dilutive securities:
   Employee stock options                                --            --

   Convertible preferred stock                           --            --
                                                     --------      --------

 Diluted average common shares outstanding              6,224         6,223
                                                     ========      ========

 Net loss
   Basic                                             $  (0.08)     $  (0.21)
                                                     ========      ========
   Diluted                                           $  (0.08)     $  (0.21)
                                                     ========      ========

     Approximately 3,327,196 shares and 1,879,293 shares for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 657,945 and 630,945 preferred shares convertible into 24,260,526 and 12,043,820 common shares, respectively, for the thirteen weeks ended May 5, 2007 and April 29, 2006, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

12. RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period balances to conform to the May 5, 2007 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening or closing of stores, inventory levels, anticipated capital expenditures, and other matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors, individually or in the aggregate, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risk factors are all described in the Company's annual report on Form 10-K for the year ended February 3, 2007. The Company disclaims any intent or obligation to update those forward-looking statements.

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

                                                         13 Weeks Ended
                                                      ---------------------
                                                       May 5,     April 29,
                                                        2007         2006
                                                      --------    ---------

Sales                                                  100.0%       100.0%
Costs of goods sold                                    (62.1)       (63.5)

Gross margin                                            37.9         36.5
Selling, general and administrative expenses           (32.4)       (34.8)
Depreciation and amortization                           (3.7)        (4.0)

Operating income (loss)                                  1.8         (2.3)

Interest expense                                        (4.1)        (2.2)
Gain on sale of building                                 0.1          0.1
                                                      --------    ---------

                                                        (4.0)        (2.1)
Loss before income taxes                                (2.2)        (4.4)
Benefit for income taxes                                 --           --
                                                      --------    ---------

Net loss                                                (2.2)%       (4.4)%
                                                      ========    =========

     The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                                                             13 Weeks Ended
                                                          ---------------------
                                                           May 5,     April 29,
                                                            2007        2006
                                                          --------    ---------

     Sales (000's)                                         22,432      21,108
                                                          ========    ========

     Total sales (decrease) increase                         6.2%      (11.8)%
     Change in comparable store sales
     (52 week basis) (1)                                    (0.5)%     (16.6)%
     Store locations:
     Existing stores                                          43          41
     Stores closed                                            --          --
     New stores opened                                        --           1
                                                          --------    --------
       Total stores at end of period                          43          42
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

     No stores were opened, relocated or closed during the thirteen weeks ended May 5, 2007. The Company opened one new store in Montgomery, Alabama, relocated one store in Atlanta, Georgia and closed no stores during the thirteen weeks ended April 29, 2006. The Company plans to open one additional new store during 2007.

     The slight decrease in comparable store sales for the thirteen weeks ended May 5, 2007 can be primarily attributed to some unseasonable weather and an earlier Easter selling season. Direct (internet and catalog) sales were approximately $1.5 million, 34.3% more than last year's level of $1.1 million for the same period due to expanded internet offerings including sale merchandise.

     Gross margin represents net sales less cost of products, merchandising functions and store occupancy costs for retail stores. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's first quarter 2007 gross margin of 37.9% was an increase from the 36.5% in the same period of last year. Gross margin increased during the thirteen week period due to improved merchandise content to which customers responded positively and enhancements in real estate in several key markets.

     Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) decreased to 32.4% of sales for the first quarter of 2007 compared to 34.8% for the first quarter of 2006. Selling, general and administrative expenses were relatively unchanged from prior year in the aggregate but were lower as a percentage of sales due to the improvement in total sales.

     Depreciation and amortization expense decreased slightly to 3.7% of sales for the first quarter of 2007 from 4.0% for the first quarter of 2006. Total depreciation expense declined in the aggregate due to the write down of the value of one store location during 2006 thereby decreasing the depreciation for this location for 2007.

     The average balance of total outstanding debt was $32,829,000 for the thirteen weeks ended May 5, 2007 compared to $23,941,000 for the same period of 2006. This increase in average balances resulted principally from additional long-term borrowing from the Company's preferred shareholders. Interest expense increased as a percentage of sales due to a combination of the Company's higher average debt balance and increased borrowing from preferred shareholders at a higher interest rate. The weighted average interest rate on the Company's WFRF indebtedness was 7.94% at May 5, 2007 compared to 7.58% at April 29, 2006. The weighted average interest rate on the Company's subordinated debt with RonHow was 15.19% at May 5, 2007 and did not exist at April 29, 2006.

     The Company reported an operating income of $402,000 compared to an operating loss of $479,000. However, due to additional interest expense, the Company reported a net loss applicable to common stockholders of $490,000 or $0.08 per basic and diluted share during the first quarter of 2007 compared to a net loss of $1,300,000 or $0.21 per basic and diluted share for the first quarter of last year. The current year loss is primarily the result of the increase in interest expense compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002, $5 million in February 2003, $2.5 million in June 2006 and $2 million in April 2007. The Company has also received funding from loan participations made by significant shareholders in the amounts of $2 million in 2003, $2 million in 2004 and $3 million in January 2006. The Company also received proceeds of a subordinated loan of $5 million in September 2006, $2 million in January 2007, $2 million in March 2007 and $1 million in April 2007. Of the $10 million lent to the Company under this subordinated loan, $2 million was converted to a new Series 2007-A Senior Preferred Stock in April 2007. The Company experienced deficit operating cash flows of $4,060,000 for the thirteen weeks ended May 5, 2007 compared to deficit operating cash flows of $7,067,000 for the thirteen weeks ended April 29, 2006. This increase in cash flows is principally related to the decrease of the Company's inventories for 2007 of $424,000 at May 5, 2007 compared to an increase of $3,810,000 at April 29, 2006. Inventories declined due to planned lower purchase levels and less ownership of prior season inventories. This was partially offset by a larger decrease in accounts payable at May 5, 2007 compared to April 29, 2006. See "Strategy and Liquidity Update" below for additional information.

     The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which should allow the Company to achieve a return to future operating profitability. Additionally, the Company may experience needs for additional capital. While the Company's second quarter of 2007 is not yet concluded as of this filing date, sales have softened considerably since the end of the first quarter. While the Company has been successful in covering cash flow deficits through line of credit borrowings, private equity investments and subordinated loans from its principal shareholders, there can be no assurances that these, or any other financing resources, will be available for future needs.

     Changes in the Company's investing activities relate primarily to the capital expenditures incurred for the opening of stores in Montgomery, Alabama and Atlanta, Georgia and progress billings on construction of a new store in Little Rock, Arkansas during 2006. There were no new store activities during the first quarter of 2007, however, a major remodel of the Ft. Worth, Texas store was completed. The budgeted capital expenditures for 2007 are approximately $2.0 million which are expected to be used principally for a new store location, one store relocation and existing store enhancements.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, in January 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006 and reduced again to $500,000 in April 2007, and a maximum capital expenditure covenant, established at $2.8 million for 2007. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at May 5, 2007 was $23,964,000 which includes the $7 million outstanding under the bridge facility discussed below. The Company's line of credit had an average balance of $24,449,000 and $22,695,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. During the thirteen weeks ended May 5, 2007, the WFRF line of credit had a high balance of $26,007,000. At May 5, 2007 the Company's availability under the WFRF line of credit was approximately $1,595,000 above the minimum availability requirement of $500,000 and the average interest rate on the credit line was 7.94%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common stock, and Mr. Lester is also a director of the Company.

     In order to achieve additional liquidity, in January 2006, the Company entered into an amendment to its existing credit facility with WFRF which increased the Company's borrowing availability under the facility. The amendment extended the term of the credit facility by three years, with a new expiration of February 5, 2010. The amendment also increased the maximum revolver amount from the lesser of $25 million or $22 million plus outstanding participant advances to the lesser of $28 million or $22 million plus outstanding participant advances. Additionally, the minimum required excess availability under the credit facility was reduced from $1.35 million to $1.0 million. Finally, the amendment provided for an increase of $3 million in the Company's borrowing availability under the facility based upon an increase in the existing loan participation agreement between WFRF and RonHow. WFRF will continue to serve as the lending agent for the Company under the credit facility, and the principal covenants and conditions imposed upon the Company pursuant to the WFRF credit facility agreement have not materially changed. RonHow's right to repayment of any advances under the credit facility that are attributable to its participation is generally subordinate to the repayment rights of the other credit facility lenders. However, the Company may repay these advances provided it meets certain conditions, including, for payments of up to $2 million of these advances, the maintenance of an average daily excess availability under the credit facility of at least $1.5 million for the 30 days prior to and 30 days projected immediately following the repayment, and for payments of the remaining amount of these advances, the maintenance of an average daily excess availability under the credit facility of at least $2.5 million for the 30 days prior to and 30 days projected immediately following the repayment. The average excess availability requirement is higher than the excess availability otherwise required of the Company under the credit facility. In consideration for RonHow's agreement to fund the Company's additional $3 million in borrowing capacity under the credit facility, the Company granted to RonHow the right to convert any of the incremental $3 million not repaid into shares of a new series of authorized but unissued preferred stock, designated Series 2006-A Preferred Stock. The Series 2006-A Preferred Stock to be issued upon conversion of this option will be convertible into shares of common stock at a price of $0.87 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the loan amendment. Additionally, the Company began paying an additional 4% fee per annum on the outstanding new participation amount up to $3 million, which commenced January 24, 2006. This fee is in addition to the additional 4% fee per annum which the Company will be obligated to pay on up to $2 million of the outstanding participation amount funded by RonHow in April 2004 commencing on March 1, 2006.

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

     On August 31, 2006, the Company and RonHow ("Lender") entered into a $10 million Subordinated Loan Agreement ("Loan Agreement") pursuant to which the Lender loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to the Lender a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. See Note 8 for further discussion of these warrants. The Loan is also convertible into Series 2006-B Preferred Stock at the option of the Lender at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, the Lender also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. The Lender's rights to the collateral and to payment are subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between the Lender, WFRF and the Company.

     In connection with the Loan, the Company and WFRF entered into Amendment No. 5 to the existing credit facility to permit the new Loan from the Lender and to permit the $300,000 of additional funds loaned by the Lender to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the

WFRF credit facility terms. On June 5, 2007, the Company filed the necessary reports with the Securities and Exchange Commission to commence this process of de-registration. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan. On April 3, 2007, the lender loaned the Company an additional $2 million under the Subordinated Loan Agreement and an additional $1 million on May 2, 2007, bringing the aggregate amount outstanding to $10 million prior to converting $2 million of this debt into 2007-A Preferred Stock during April 2007. See Strategy and Liquidity Update below for further discussion of this preferred stock transaction and other changes to the Loan Agreement.

     These transactions were approved by the Company's independent directors.

     The Company was in compliance with its debt covenants for the period ended May 5, 2007. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                                                May 5,    February 3,  April 29,
                                                 2007        2007        2006
                                               --------    --------    ---------
Working capital (000's)                        $(3,184)    $(5,912)     $(5,598)
Current ratio                                     .90:1       .83:1        .84:1
Ratio of working capital to total assets        (.08):1     (.15):1      (.14):1
Ratio of total debt to stockholders' deficit   (4.44):1    (3.37):1    (22.45):1

STRATEGY AND LIQUIDITY UPDATE

     In the Company's Form 10-K filing for the year ending February 3, 2007, a Strategy and Liquidity Update was provided within Management's Discussion and Analysis of Financial Condition and Results of Operation. The Company is updating this disclosure as follows regarding key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     During the first quarter of 2007, the Company's total sales increased 6.2% over the same time during the prior year. This was a significant improvement over the 2.2% decline in sales experienced during the full year 2006. First quarter results were impacted by:

         - The spring and summer 2007 merchandise delivered to stores was received more favorably by customers. Efforts were undertaken during 2006 to ensure that the merchandise returned to classically-inspired apparel, inclusive of the dressier component that had been lacking.

         - The sales increases allowed the Company to report improved gross margins and improved selling, general and administrative expenses. Gross margin increased from 36.5% to 37.9% of sales from 2006 to 2007, and selling, general and administrative expenses were relatively unchanged in the aggregate but declined from 34.7% to 32.4% of sales.

     The Company believes that its merchandise has been over-assorted, leading to a confusing customer shopping experience, and that the quantity of merchandise purchased has exceeded our ability to sell at profitable margins resulting in significant markdowns. In 2007, the Company believes that the number of items offered and the amount of inventory purchased has been adjusted to more appropriate levels.

     In October 2006, Ron Staffieri was hired as the Company's Chief Executive Officer. Mr. Staffieri replaced interim leadership from the Company's Board of Directors that had been in place since August 2005 when the prior CEO departed the Company. Mr. Staffieri has extensive experience as a retail Chief Executive Officer and President prior to joining the Company. Additionally, during April 2007 the Company hired Cherryl Sergeant to the position of Executive Vice President and Chief Merchandising Officer. Ms. Sergeant has an extensive senior apparel retail merchandising background.

     In April 2007, the Company took steps to enhance its working capital by entering into additional financings with RonHow LLC ("RonHow"). This is an entity jointly owned by the Company's principal investors, Ronald de Waal and Howard Lester. The Company also amended the credit facility with its primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). RonHow advanced to the Company an additional $3 million ("Additional Advance") pursuant to the terms of the existing Subordinated Loan Agreement ("Loan Agreement") between the Company and RonHow dated August 31, 2006, bringing the total loan balance outstanding to $10 million (the "Loan"). The Loan is repayable in accordance with the original terms of the Loan Agreement at maturity on May 31, 2010. The additional $3 million will be used for working capital. The interest rate on the first $7 million in advances is payable at the rate of 13.5% per year. The interest rate on the Additional Advance was increased to 18% and the amount of the Loan increased to $12 million plus the amount of any interest converted into principal in accordance with the existing terms of the Loan. In addition:

         - RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the Loan, which will be added to the principal of the Loan as permitted under the existing terms and be payable at maturity.

         - RonHow converted $2 million of the existing Loan bearing interest at 13.5% into a new series of preferred stock with $2 million of stated value, 2007-A Senior Preferred Stock. This brought the balance outstanding under the Loan Agreement, before consideration to interest deferrals, to $8 million.

         - The Additional Advance is convertible at RonHow's option into $3 million of stated value of another new series of preferred stock, 2007-B Senior Preferred Stock.

         - WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     Until the Company is able to restore its profitability, it will remain dependent on RonHow and its owners for additional financing.

     During 2007, the Company anticipates the relocation of a store in Houston, TX and is negotiating opportunities to potentially relocate two stores into superior real estate positions with its core market territories. The Company believes that in addition to refining its merchandise and related planning and allocation, it is also important to continually improve the store base in an effort to return the Company to profitability.

DEREGISTRATION TRANSACTION

     The Board of the Company has approved a proposed Deregistration Transaction designed to reduce the number of the Company's shareholders of record below 300, which will permit the Company to no longer file reports with the Securities and Exchange Commission ("SEC"). The Board has determined that the costs of public reporting and internal control compliance specifically due to Sarbanes-Oxley are not warranted by any benefit to the Company and our shareholders. In light of our current size and resources, the lack of analyst coverage, the nominal price of our Common Stock and the limited trading activity in shares of our Common Stock, the Board believes that the Company and our shareholders receive little benefit from being a public reporting company. The Board believes that it is in the Company's best interests to eliminate the administrative and financial burdens associated with being and remaining a public company.

     The Company has filed a preliminary proxy statement with the SEC relating to the Deregistration Transaction, which will be considered at the annual meeting of shareholders at a date yet to be determined. If approved at the annual meeting as currently proposed, each shareholder owning less than 1,000 shares of common stock would receive 0.30 per share and would no longer be a shareholder.

     Complete details of the proposal will be mailed to the shareholders at a later date. Interested shareholders may also review the Company's preliminary proxy statement and related Schedule 13E-3 which is available on the SEC's website at www.sec.gov.

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

CRITICAL ACCOUNTING ESTIMATES AND COMMITMENTS

     There have been no material changes in the Company's critical accounting estimates or in its commitments from those disclosed in the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

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

     During the thirteen weeks ended May 5, 2007, the Company's average debt levels increased to $32,829,000 as compared to $23,941,000 for the same period of the prior year. In addition, the average interest rate on the Company's line of credit has increased from 7.58% at April 29, 2006 to 7.94% at May 5, 2007. The Company's most recent borrowings have been at higher interest rates with $5 million of the investor loan participation bearing interest at four percent above the bank's lending rates and the most recent subordinated debt closed on April 26, 2007 bears an interest rate of 18%.

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

     No change in the Company's internal control over financial reporting occurred during the thirteen-week period ended May 5, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ending February 3, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Previously reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     For the period from May 1, 2006 through an indefinite period, the Company's Board of Directors and preferred shareholders agreed that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of June 19, 2007, approximately $1,867,000 of dividends had cumulated with approximately $1,856,000 cumulating in additional shares of preferred stock and approximately $11,000 cumulating in cash.

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


                                   HAROLD'S STORES, INC.

                                   By: /s/ Ronald S. Staffieri
                                       --------------------------
                                       Ronald S. Staffieri
                                       Chief Executive Officer

                                   By: /s/ Jodi L. Taylor
                                       --------------------------
                                       Jodi L. Taylor
                                       Chief Financial Officer


Date: June 19, 2007

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

10.8 Investor Rights Agreement dated February 28, 2001 between Company and Inter-Him N.V. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 28, 2001).

10.9 Right of First Refusal Agreement dated February 28, 2001 among Company, Inter-Him N.V. and the other stockholders named therein (Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 28, 2001).

10.10 First Amendment to Investor Rights Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V., W. Howard Lester, William E. Haslam, Clark J. Hinkley and Margaret A. Gilliam (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 2, 2002).

10.11 First Amendment to Right of First Refusal Agreement dated as of August 2, 2002, by and among Harold's Stores, Inc., Inter-Him, N.V.,
            W. Howard Lester, Harold G. Powell, Anna M. Powell, Rebecca Powell Casey, H. Rainey Powell, Lisa Powell Hunt, Clay M. Hunt and Arvest Trust Company, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 2, 2002).

10.12 Second Amendment to Investor Rights Agreement dated as of February 5, 2003, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 4, 2003).

10.13 Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 4, 2003).

10.14 Form of Indemnification Agreement between Company and members of its Board of Directors (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended February 1, 2003).

10.15 Form of Waiver of Claims and Covenant Not to Sue Directors between principal shareholders of the Company and members of the Company's Board of Directors (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended February 1, 2003).

10.16 Amended and Restated Participation Agreement dated as of April 29, 2004, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended January 31, 2004).

10.17 Assignment and Assumption of Lease Agreement and Third Amendment to Lease Agreement dated October 1, 2003 by and between Company and 329 Partners-II Limited Partnership (Dallas Buying Office, Dallas, Texas) (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 1, 2003).

10.18 Option Agreement between Company and RONHOW LLC dated April 30, 2004 (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended January 31, 2004).

10.19 First Amendment to Loan and Security Agreement dated as of February 5, 2003, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit
            10.31 to Form 10-K for the year ended January 31, 2004).

10.20 Second Amendment to Loan and Security Agreement dated as of April 29, 2004, by and among Wells Fargo Retail Finance, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's Stores of Georgia, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit
            10.32 to Form 10-K for the year ended January 31, 2004).

10.21 Third Amendment to Loan and Security Agreement dated as of January 24, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated January 24, 2006).

10.22 Second Amended and Restated Participation Agreement dated as of January 24, 2006, by and between Wells Fargo Retail Finance II, LLC and RonHow, LLC (Incorporated by reference to Exhibit 10.6 to Form 8-K dated January 24, 2006).

10.23 First Amendment to Option Agreement dated January 24, 2006 between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to
            Exhibit 10.8 to Form 8-K dated January 24, 2006).

10.24 Option Agreement dated January 24, 2006 between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated January 24, 2006).

10.25 Letter of Understanding dated January 24, 2006 by and among Wells Fargo Retail Financce II, LLC, Harold's Stores, Inc. and RonHow, LLC (Incorporated by reference to Exhibit 10.10 to Form 8-K dated January 24, 2006).

10.26 Series 2006-A Preferred Stock Purchase Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.1 to Form 8-K dated June 1, 2006).

10.27 Third Amendment to Investor Rights Agreement dated as of June 1, 2006, by and among Harold's Stores, Inc., Inter-Him N.V. and W. Howard Lester (Incorporated by Reference to Exhibit 10.2 to Form 8-K dated June 1, 2006).

10.28 Amendment No. 4 to Loan and Security Agreement dated as of June 1, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P. and Harold's of Jackson, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 8-K dated June 1,
            2006).

10.29 Amendment No. 5 to Loan and Security Agreement dated as of August 31, 2006, by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 31, 2006).

10.30 Subordinated Loan Agreement dated August 31, 2006 between Harold's Stores, Inc. and RonHow LLC. (Incorporated by reference to Exhibit
            10.3 to Form 8-K dated August 31, 2006).

10.31 Subordinated Note dated August 31, 2006 in the principal amount of $10 million from Harold's Stores, Inc. in favor of RonHow LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 31, 2006).

10.32 Subordinated Security Agreement dated August 31, 2006 between Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's Limited Partners, Inc., HSTX, Inc. and RonHow LLC. (Incorporated by reference to Exhibit
            10.5 to Form 8-K dated August 31, 2006).

10.33 Subordination and Intercreditor Agreement dated August 31, 2006 between Harold's Store's Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's Limited Partners, Inc., HSTX, Inc., RonHow LLC and Wells Fargo Retail Finance II, LLC (Incorporated by reference to Exhibit 10.7 to Form 8-K dated August 31, 2006).

10.34 Option Agreement dated August 31, 2006, by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Form 8-K dated August 31, 2006).

10.35 Warrant Agreement dated August 31, 2006, by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated August 31, 2006).

10.36 Employment Agreement dated October 6, 2006, between Harold's Stores, Inc. and Ronald S. Staffieri (Incorporated by reference to Exhibit
            10.1 to Form 8-K dated October 6, 2006).

10.37 Stock Option Agreement dated October 6, 2006 between Harold's Stores, Inc. and Ronald Staffieri (Incorporated by reference to
            Exhibit 10.2 to Form 8-K dated October 6, 2006).

10.38 First Amendment to Subordination and Intercreditor Agreement by and among RonHow, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., HSTX, Inc., and Wells Fargo Retail Finance II, LLC (Incorporated by reference to Exhibit
            10.1 to Form 8-K dated April 26, 2007).

10.39 Amended and Restated Subordinated Secured Promissory Note by Harold's Stores, Inc. in favor of RonHow, LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 26, 2007).

10.40 Global Amendment and Reaffirmation of Subordinated Debt Documents by and among RonHow, LLC, Harold's Stores, Inc., Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P., Harold's of Jackson, Inc., The Corner Properties, Inc., Harold's DBO, Inc., Harold's Limited Partners, Inc., and HSTX, Inc. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated April 26, 2007).

10.41 Amendment No. 6 to Loan and Security Agreement by and among Wells Fargo Retail Finance II, LLC, Harold's Stores, Inc, Harold's Financial Corporation, Harold's Direct, Inc., Harold's Stores of Texas, L.P. and Harold's of Jackson, Inc. (Incorporated by reference to Exhibit 10.4 to Form 8-K dated April 26, 2007).

10.42 Option Agreement by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K dated April 26, 2007).

10.43 Amendment No. 1 to Option Agreements by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.7 to Form 8-K dated April 26, 2007).

10.44 Preferred Stock Purchase Agreement for Series 2007-A Senior Preferred Stock by and between RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.8 to Form 8-K dated April 26, 2007).

10.45 Fourth Amendment to Investor Rights Agreement by and among Inter-Him, N.V., W. Howard Lester RonHow, LLC and Harold's Stores, Inc. (Incorporated by reference to Exhibit 10.9 to Form 8-K dated April 26, 2007).

22.1 Subsidiaries of Company (Incorporated by Reference to Exhibit 22.1 to Form 8-B Registration Statement, Registration No. 1-10892).

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350

_________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.