Form 10-Q
period 2007-08-04
HAROLDS STORES INC
filed 2007-09-18
CIK 818682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                             -----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 4, 2007

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________


                           Commission File No. 1-10892



                              HAROLD'S STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Oklahoma                                             73-1308796
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


       5919 Maple Avenue
      Dallas, Texas 75235                                (214) 366-0600
--------------------------------------------------------------------------------
 (Address of principal executive                 (Registrant's telephone number,
       offices)(Zip Code)                              including area code)


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

As of August 31, 2007, the registrant had 6,223,508 shares of Common Stock outstanding.

================================================================================

                      Harold's Stores, Inc. & Subsidiaries
                                    Index to
                          Quarterly Report on Form 10-Q
                       For the Period Ended August 4, 2007




Part I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.   Financial Statements

          Consolidated Balance Sheets -
              August 4, 2007 (unaudited) and February 3, 2007...............   3

          Consolidated Statements of Operations -
              Thirteen and Twenty-six Weeks ended August 4, 2007
              (unaudited) and July 29, 2006, (unaudited)....................   5

          Consolidated Statements of Cash Flows -
              Twenty-six Weeks ended August 4, 2007 (unaudited)
              and July 29, 2006, (unaudited)................................   6

          Notes to Interim Consolidated Financial Statements................   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  25

Item 4.   Controls and Procedures...........................................  26



Part II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.................................................  26

Item 1A.  Risk Factors......................................................  26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  26

Item 3.   Defaults Upon Senior Securities...................................  26

Item 4.   Submission of Matters to a Vote of Security Holders...............  26

Item 5.   Other Information.................................................  26

Item 6.   Exhibits..........................................................  26

          Signatures........................................................  27

                                     PART I
                                     ------

ITEM 1.   FINANCIAL STATEMENTS

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)


                                                                  August 4,      February 3,
                                                                    2007            2007
                                                                ------------    ------------
                                                                 (Unaudited)
Current assets:

  Cash and cash equivalents                                     $        889    $        979
  Trade accounts receivable, less allowance for doubtful
    accounts of $75 as of August 4, 2007 and February 3, 2007          5,162           6,074
  Note and other receivables                                               1               1
  Merchandise inventories                                             18,362          19,389
  Prepaid expenses                                                     2,006           2,136
                                                                ------------    ------------

  Total current assets                                                26,420          28,579
                                                                ------------    ------------

Property and equipment, at cost                                       42,456          44,078
Less accumulated depreciation and amortization                       (33,764)        (34,157)
                                                                ------------    ------------

  Net property and equipment                                           8,692           9,921
                                                                ------------    ------------

  Total assets                                                  $     35,112    $     38,500
                                                                ============    ============


                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In Thousands Except Share Data)

                                                                                     August 4,      February 3,
                                                                                       2007            2007
                                                                                   ------------    ------------
                                                                                    (Unaudited)
Current liabilities:
  Accounts payable                                                                 $      7,493    $      9,765
  Redeemable gift certificates                                                              894           1,220
  Accrued payroll expenses and bonuses                                                      642             565
  Accrued rent expense                                                                      364             384
  Deferred gain on sale of building                                                          18              55
  Current maturities of long-term debt                                                   24,578          22,502
                                                                                   ------------    ------------
  Total current liabilities                                                              33,989          34,491
                                                                                   ------------    ------------

 Accrued rent expense, net of current                                                     3,921           4,527
 Stock warrant liability (See Note 8)                                                       847             818
 Long-term debt, net of current maturities (See Note 5)                                   8,510           7,583
                                                                                   ------------    ------------
  Total long-term liabilities                                                            13,278          12,928
                                                                                   ------------    ------------

  Total liabilities                                                                      47,267          47,419

Commitments and contingencies (See Note 7)

Convertible preferred stock of $.01 par value (See Note 8)
       Amended Series 2001-A,  authorized 500,000 shares, issued and outstanding
       342,653 as of August 4, 2007 and February 3, 2007                                  6,853           6,853

       Series 2002-A, authorized 300,000 shares, issued and outstanding 231,550
       as of August 4, 2007 and February 3, 2007                                          4,631           4,631

       Series 2003-A, authorized 100,000 shares, issued and outstanding 56,742
       as of August 4, 2007 and February 3, 2007                                          5,674           5,674

       Series 2006-A, authorized 75,000 shares, issued and outstanding 25,000
       as of August 4, 2007 and February 3, 2007                                          2,492           2,490

       Series 2006-B, authorized 15,000 shares as of August 4, 2007 and 25,000 as of February 3, 2007, none issued and outstanding as of August 4, 2007
       and February 3, 2007                                                                  --              --

       Series 2007-A, authorized 5,000 shares as of August 4, 2007 and none as of February 3, 2007, issued and outstanding 2,000 as of August 4, 2007
       and none as of February 3, 2007                                                    1,987              --

       Series 2007-B, authorized 5,000 shares as of August 4, 2007 and none as of February 3, 2007, none issued and outstanding as of August 4, 2007
       and February 3, 2007                                                                  --              --

    2001-A and 2002-A entitled to $20.00 per share; 2003-A and 2006-A entitled to $100.00 per share; and 2006-B, 2007-A and 2007-B entitled to $1,000 per share; in each case plus accrued but unpaid dividends in the event of liquidation: aggregate liquidation value as of August 4, 2007 of $24,032,166
                                                                                   ------------    ------------
                                                                                         21,637          19,648
 Stockholders' deficit:
  Common stock of $.01 par value
  Authorized 25,000,000 shares; issued and outstanding 6,223,508 as of
       August 4, 2007 and February 3, 2007                                                   62              62
  Additional paid-in capital                                                             34,630          34,585
  Accumulated deficit                                                                   (68,482)        (63,212)
                                                                                   ------------    ------------
                                                                                        (33,790)        (28,565)
  Less:  Treasury  stock of 205 shares as of August 4, 2007 and February 3, 2007
       recorded at cost                                                                      (2)             (2)
                                                                                   ------------    ------------
   Total stockholders' deficit                                                          (33,792)        (28,567)
                                                                                   ------------    ------------

   Total liabilities and stockholders' deficit                                     $     35,112    $     38,500
                                                                                   ============    ============

                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                           13 Weeks Ended                  26 Weeks Ended
                                                    ----------------------------    ----------------------------
                                                      August 4,       July 29,        August 4,       July 29,
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
Sales                                               $     17,528    $     19,283    $     39,960    $     40,391

Costs and expenses:
  Costs of goods sold (including occupancy and
  central buying expenses, exclusive of items
  shown separately below)                                 14,386          16,541          28,320          29,952
                                                    ------------    ------------    ------------    ------------

       Gross margin                                        3,142           2,742          11,640          10,439

  Selling, general and administrative expenses             6,056           6,345          13,332          13,668

  Depreciation and amortization                              933             864           1,756           1,716
                                                    ------------    ------------    ------------    ------------

       Operating loss                                     (3,847)         (4,467)         (3,448)         (4,945)

  Interest expense                                           946             597           1,855           1,068

  Gain on sale of building                                   (18)            (18)            (37)            (36)
                                                    ------------    ------------    ------------    ------------

                                                             928             579           1,818           1,032
                                                    ------------    ------------    ------------    ------------

Loss before income taxes                                  (4,775)         (5,046)         (5,266)         (5,977)

Benefit for income taxes                                      --              --              --              --
                                                    ------------    ------------    ------------    ------------

Net loss                                            $     (4,775)   $     (5,046)   $     (5,266)   $     (5,977)
                                                    ============    ============    ============    ============


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Net loss                                            $     (4,775)   $     (5,046)   $     (5,266)   $     (5,977)

Less:  Preferred stock dividends and accretion of
  preferred stock issuance costs                             509             389             949             758
                                                    ------------    ------------    ------------    ------------

Net loss applicable to common stockholders          $     (5,284)   $     (5,435)   $     (6,215)   $     (6,735)
                                                    ============    ============    ============    ============

Net loss per common share:
  Basic                                             $      (0.85)   $      (0.87)   $      (1.00)   $      (1.08)
                                                    ============    ============    ============    ============
  Diluted                                           $      (0.85)   $      (0.87)   $      (1.00)   $      (1.08)
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

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                       26 Weeks Ended
                                                                ----------------------------
                                                                  August 4,       July 29,
                                                                    2007            2006
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      $     (5,266)   $     (5,977)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                       1,756           1,716
   Gain on sale of assets                                               (147)            (21)
   Recognition of deferred gain on sale of building                      (37)            (36)
   Losses on impaired assets                                             146
   Stock options expense                                                  44              --
   Stock warrants expense                                                135              --
   Changes in assets and liabilities:
      Decrease in trade and other accounts receivable                    912             861
      Decrease (increase) in merchandise inventories                   1,027          (1,950)
      Decrease in prepaid expenses                                       130              98
      Decrease in accounts payable                                    (2,272)         (1,506)
      Decrease in accrued expenses                                      (912)           (745)
                                                                ------------    ------------

Net cash used in operating activities                                 (4,484)         (7,560)
                                                                ------------    ------------

Cash flows from investing activities:
  Acquisition of property and equipment                                 (459)         (1,317)
  Proceeds from disposal of property and equipment                        --              21
  Payments received for notes receivable                                  --              10
                                                                ------------    ------------

Net cash used in investing activities                                   (459)         (1,286)
                                                                ------------    ------------

Cash flows from financing activities:
  Borrowings on long-term debt                                         1,000              --
  Payments on long-term debt                                            (165)            (78)
  Advances on revolving line of credit                                49,330          54,219
  Payments on revolving line of credit                               (47,297)        (47,535)
  Proceeds from issuance of preferred stock                            1,985           2,497
  Preferred stock dividends                                               --            (151)
                                                                ------------    ------------

Net cash provided by financing activities                              4,853           8,952
                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (90)            106
Cash and cash equivalents at beginning of period                         979             636
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $        889    $        742
                                                                ============    ============

Non-cash investing and financing activities:
  Preferred stock dividends paid in shares of preferred stock             --             385
  Equipment purchased under capital lease obligations                     29              --

Supplemental cash flow information:
  Cash paid for interest                                                 940             589

                 The accompanying notes are an integral part of the interim consolidated financial statements.

                     HAROLD'S STORES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        August 4, 2007 and July 29, 2006
                                   (Unaudited)


1.   Unaudited Interim Periods
     -------------------------

     In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the financial position of the Company as of August 4, 2007 and the results of its operations and cash flows for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006. The results of operations for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

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

4.   Recent Accounting Pronouncements
     --------------------------------

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation sets forth a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirteen weeks ended August 4, 2007. Although the Company believes it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of August 4, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

5.   Long-Term Debt
     --------------

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, in January 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006 and reduced again to $500,000 in April 2007, and a maximum capital expenditure covenant, established at $2.8 million for 2007. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at August 4, 2007 was $24,259,000 which includes the $7 million outstanding under the bridge facility discussed below. The Company's line of credit had an average balance of $23,743,000 and $23,600,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. During the twenty-six weeks ended August 4, 2007, the WFRF line of credit had a high balance of $26,007,000. At August 4, 2007 the Company's availability under the WFRF line of credit was approximately $1,703,000 above the minimum availability requirement of $500,000 and the average interest rate on the credit line was 8.00%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common and preferred stock.

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

     On August 31, 2006, the Company and RonHow entered into a $10 million Subordinated Loan Agreement ("Loan Agreement") pursuant to which RonHow loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to RonHow a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. These warrants were valued by an independent appraisal firm engaged by the Company to provide such services. These warrants are included in long-term liabilities on the Company's consolidated balance sheet. See Note 5 for additional information. The Loan is also convertible into Series 2006-B Preferred Stock at the option of RonHow at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, RonHow also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. RonHow's rights to the collateral and to payment is subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between RonHow, WFRF and the Company.

     In connection with the Loan, the Company and WFRF entered into an amendment to the existing credit facility to permit the new Loan from RonHow and to permit the $300,000 of additional funds loaned by RonHow to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. On June 5, 2007, the Company filed the necessary reports with the Securities and Exchange Commission to commence this process of De-registration. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan. On April 3, 2007, RonHow loaned the Company an additional $2 million under the Subordinated Loan Agreement and an additional $1 million on May 2, 2007, bringing the aggregate amount outstanding to $10 million prior to converting $2 million of this debt into 2007-A Preferred Stock during April 2007. See Note 8 for further discussion of this preferred stock transaction and additional changes to the terms of the Loan Agreement.

     See Note 12 for additional funding received under the Subordinated Debt Agreement.

     These transactions were approved by the Company's independent directors.

     The Company was in compliance with its debt covenants for the period ended August 4, 2007. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

6.   Income Taxes
     ------------

     The Company's federal net operating losses ("NOL") of approximately $38.9 million will begin to expire in 2021. The Company also has state net operating losses of approximately $37.5 million which begin to expire in 2007. During 2002, the Company increased its valuation allowance to fully provide for all remaining deferred tax assets because the Company's recent history of operating losses made the realization of these assets uncertain. The Company's valuation allowance as of August 4, 2007 and February 3, 2007 is equal to 100% of its deferred tax assets.

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

7.   Legal Proceedings
     -----------------

     The Company is occasionally involved in various claims, administrative agency proceedings and litigation arising out of the normal conduct of its business. At August 4, 2007, there were no pending litigation matters.

8.   Preferred Stock and Warrants to Purchase Preferred Stock
     --------------------------------------------------------

     The Company has authorized 1,000,000 shares of preferred stock, par value $.01 per share. This preferred stock may be issued in one or more series and the terms and rights of such stock will be determined by the Board of Directors. As of August 4, 2007, The Board had authorized seven series of preferred stock, the Amended Series 2001-A Preferred Stock consisting of 500,000 shares, the 2002-A Preferred Stock consisting of 300,000 shares, the 2003-A Preferred Stock consisting of 100,000 shares, the 2006-A Preferred Stock consisting of 75,000 shares, the 2006-B Preferred Stock consisting of 15,000 shares, the 2007-A Preferred Stock consisting of 5,000 shares, and the 2007-B Preferred Stock consisting of 5,000 shares.

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

     RonHow was granted a warrant to acquire shares of Series 2006-B Preferred Stock in connection with the August 31, 2006 $5 million loan described above. The fair value of this warrant was estimated to be $847,000 at August 4, 2007, and was included in long-term liabilities. This debt discount related to this warrant will be amortized over the term of the loan as interest expense using the effective interest method. The shares of Series 2006-B Preferred Stock have a stated value of $1,000 per share. Any outstanding shares of Series 2006-B Preferred Stock will be entitled to receive quarterly dividends that cumulate annually at a rate of 8% of the stated value per annum, which will be reduced to 6% of the stated value per annum if certain profitability targets are met. Dividends payable on the first July 1 and October 1 following the original issuance of Series 2006-B Preferred Stock will be payable in additional shares of Series 2006-B Preferred Stock, while dividends payable on the first January 1 and April 1 following the original issuance of Series 2006-B Preferred Stock will be payable in cash. After the first anniversary of the original issuance of Series 2006-B Preferred Stock, dividends will be payable in additional shares of Series 2006-B Preferred Stock or cash as the holder may elect. Following the third anniversary of the original issuance date, the Series 2006-B Preferred Stock will be redeemable at the option of the Company at a price equal to the stated value plus cumulated and accrued but unpaid dividends.

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

     Following the issuance of Series 2006-B Preferred Stock, if and for so long as the outstanding shares of Series 2006-B Preferred Stock in the aggegate represent on an as-converted basis at least 10% of the Company's outstanding common stock, the Company may not take certain actions without the prior approval of the holders of a majority of the outstanding Series 2006-B Preferred Stock, including amendment of the Company's Certificate of Incorporation or Bylaws, changes in the size of the Company's authorized board of directors, redemption of or payment of dividends with respect to common stock or other securities junior to the Series 2006-B Preferred Stock, amendment or adoption of employee stock option or purchase plans, authorization of certain mergers or sales of substantially all of the Company's assets, entering into transactions with affiliates, and incurring indebtedness or making acquisitions or capital expenditures in excess of certain dollar amounts. The holders of the Series 2006-B Preferred Stock are also expected to be entitled to registration rights with respect to the common stock issuable upon conversion of the Series 2006-B Preferred Stock and will be entitled to preemptive rights in connection with future sales of common stock or other equity securities by the Company.

     On April 26, 2007, the Company completed the following transactions between the Company and RonHow LLC as described below:

     - RonHow and the Company amended the existing Subordinated Loan Agreement ("Loan Agreement") to increase the amount of the loan (the "Loan") to $12 million, to the extent advanced in the discretion of RonHow, plus any interest converted into principal as permitted under the terms of the Loan, and to increase the interest rate on the $2 million advanced on April 3, 2007 and the additional $1 million advanced on April 26, 2007 (collectively, the "Additional Advance") to 18% retroactively, to April 3, 2007.

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

     In connection with the authorization of the Series 2007-A Preferred Stock, the Company amended the existing Certificate of Designation of its Series 2006-A Preferred Stock to reduce the number of authorized shares of Series 2006-B Preferred Stock from 25,000 shares to 15,000 shares, to permit 5,000 shares to be designated as Series 2007-A Senior Preferred Stock and 5,000 shares to be designated as Series 2007-B Senior Preferred Stock. As of August 4, 2007, no shares of Series 2006-B Preferred Stock and Series 2007-B Senior Preferred Stock were outstanding.

     None of the preferred shares are included in the stockholders' equity section of the balance sheet because the preferred shareholders have special voting rights that empower them to elect a majority of the board of directors and maintain effective control over the Company.

     As a result of their ownership of the Company's outstanding preferred stock which votes on an as-converted basis, Mssrs. Lester and de Waal, collectively, have voting rights equal to 81.3% of the total shares entitled to vote.

     For an indefinite period which began on May 1, 2006, the Company's Board of Directors has not authorized dividends to be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of August 4, 2007, approximately $2,374,000 of dividends had cumulated with approximately $2,359,000 cumulating in additional shares of preferred stock and approximately $15,000 cumulating in cash. In prior periods, these dividends were paid in cash or stock on each applicable dividend payment date. See Note 8 for discussion of the Company's stock warrants.

9.   Stock Options
     -------------

     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. The stock-based compensation expense for share-based awards recognized during the thirteen weeks ended August 4, 2007 and July 29, 2006 was approximately $22,000 and zero, respectively.

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

     The weighted average assumptions relating to the valuation of the Company's stock options for the twenty-six weeks ended August 4, 2007 and July 29, 2006 were as follows:
                                                         26 Weeks Ended
                                                  ----------------------------
                                                    August 4,       July 29,
                                                      2007            2006
                                                  ------------    ------------
     Weighted average fair value of grants           $0.28           $0.46
     Expected volatility                             89.15%          81.30%
     Expected term (years)                               7               7
     Risk-free interest rate                          4.71%           5.18%
     Expected dividend yield                           N/A             N/A


     The following table presents a summary of the Company's stock options activity for the twenty-six weeks ended August 4, 2007:

                                                      Number    Weighted Average
                                                    of Shares    Exercise Price
                                                  ------------    ------------

Outstanding, beginning of period                     3,331,746        $1.31
Granted                                                     --           --
Exercised                                                   --           --
Canceled or expired                                     33,050         7.61
                                                  ------------
Outstanding, end of period                           3,298,696        $1.25
                                                  ============
Exercisable at August 4, 2007                        1,725,664        $1.99
                                                  ============


10.  Revenue Recognition
     -------------------

     Sales from store locations represented approximately 94.0% and 93.5%of the Company's total sales for the thirteen and twenty-six weeks, respectively, ended August 4, 2007. This compares to store location sales of approximately 93.6% and 94.1% for the thirteen and twenty-six week periods, respectively, of the prior year. These sales are recognized at the time of the customer's purchase. The Company's direct catalog and internet sales represented about 6.0% and 6.5% of the total sales for the thirteen and twenty-six weeks, respectively, ended August 4, 2007. This compares to approximately 6.4% and 5.9% for the thirteen and twenty-six week periods, respectively, of the prior year. These sales are recognized at the time the order is shipped to the customer. Gift card sales are recognized as revenue when the gift card is redeemed, not when it is sold.

11.  Earnings per Share
     ------------------

     Outstanding shares for purposes of basic and diluted earnings per share were calculated as follows:

                                                     13 Weeks Ended                 26 Weeks Ended
                                             ----------------------------    ----------------------------
                                               August 4,       July 29,        August 4,       July 29,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------
                                                                    (in thousands)
Net loss applicable to common shareholders
- basic and diluted                          $     (5,284)   $     (5,435)   $     (6,215)   $     (6,735)
                                             ============    ============    ============    ============

Average common shares outstanding                   6,224           6,224           6,224           6,224

Effect of dilutive securities:
   Employee stock options                              --              --              --              --

   Convertible preferred stock                         --              --              --              --
                                             ------------    ------------    ------------    ------------

Diluted average common shares outstanding           6,224           6,224           6,224           6,224
                                             ============    ============    ============    ============

Net loss
   Basic                                     $      (0.85)   $      (0.87)   $      (1.00)   $      (1.08)
                                             ============    ============    ============    ============
   Diluted                                   $      (0.85)   $      (0.87)   $      (1.00)   $      (1.08)
                                             ============    ============    ============    ============

     Approximately 3,298,696 shares and 1,852,656 shares for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and approximately 3,298,696 shares and 1,852,656 shares for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively, related to outstanding employee stock options, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. Approximately 657,945 and 655,945 preferred shares convertible into 24,260,526 and 15,775,163 common shares, respectively, for the thirteen weeks ended August 4, 2007 and July 29, 2006, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive. Approximately 657,945 and 655,945 preferred shares convertible into 24,260,526 and 15,775,163 common shares, respectively, for the twenty-six weeks ended August 4, 2007 and July 29, 2006, were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive.

12.  Subsequent Events
     -----------------

     On August 23, 2007, the Company's principal investor, RonHow, LLC, advanced an additional $2 million under the existing Subordinated Loan Agreement, bringing the total amount outstanding under the agreement to $10 million. It is anticipated that another $2.4 million of funding under the agreement will be completed once all necessary documentation is prepared.

     The Company owns one property, an outlet in Austin, Texas. In August 2007 the Company entered into an agreement to sell the property to an unrelated third party. The agreement is subject to due diligence and closing periods. There can be no assurance that the sale will be concluded. If the sale were to occur, the Company would expect to continue to lease the facility for a predetermined period and would receive approximately $1.3 million in proceeds, net of a related mortgage obligation on the property. Such proceeds, if received, would reduce the outstanding balance of the Company's line of credit with WFRF thereby increasing available funds for business operations.

     Subsequent to the end of the second quarter 2007, the Company has had further exchanges with the Securities and Exchange Commission regarding its De-registration Transaction discussed in Note 5 above. This process continues to progress and the Company believes it will be completed during the current fiscal year.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by items in the Company's statements of operations.

                                                      13 Weeks Ended                    26 Weeks Ended
                                              -----------------------------     -----------------------------
                                                August 4,        July 29,         August 4,        July 29,
                                                  2007             2006             2007             2006
                                              ------------     ------------     ------------     ------------
Sales                                                100.0%           100.0%           100.0%           100.0%
Costs of goods sold                                  (82.1)           (85.8)           (70.9)           (74.2)
                                              ------------     ------------     ------------     ------------

Gross margin (1)                                      17.9             14.2             29.1             25.8
Selling, general and administrative expenses         (34.5)           (32.9)           (33.4)           (33.8)
Depreciation and amortization                         (5.3)            (4.5)            (4.4)            (4.2)
                                              ------------     ------------     ------------     ------------
Operating (loss) income                              (21.9)           (23.2)            (8.7)           (12.2)

Interest expense                                      (5.4)            (3.1)            (4.6)            (2.6)
Gain on sale of building                               0.1              0.1              0.1              0.1
                                              ------------     ------------     ------------     ------------
                                                      (5.3)            (3.0)            (4.5)            (2.5)
                                              ------------     ------------     ------------     ------------
Loss before income taxes                             (27.2)           (26.2)           (13.2)           (14.7)
Provision for income taxes                              --               --               --               --
                                              ------------     ------------     ------------     ------------
Net loss                                             (27.2)%          (26.2)%          (13.2)%          (14.7)%
                                              ============     ============     ============     ============

(1) Second quarter is historically the Company's lowest gross margin quarter as it is traditionally a spring and summer clearance period. For this reason, more markdowns are generally taken during the second quarter than in the year-to-date period causing gross margin to be lower as a percentage of sales when compared to the year-to-date period.

     The following table reflects the sources of the changes in Company sales for the periods indicated, with percentage changes compared to the comparable period of the prior year.

                                                      13 Weeks Ended                     26 Weeks Ended
                                              -----------------------------     -----------------------------
                                                August 4,        July 29,         August 4,        July 29,
                                                  2007             2006             2007             2006
                                              ------------     ------------     ------------     ------------
Sales (000's)                                       17,528           19,283           39,960           40,391
                                              ============     ============     ============     ============
Total sales (decrease) increase                       (9.2)%           (5.0)%           (1.1)%           (8.8)%
Change in comparable store sales
(52 week basis) (1)                                  (12.8)%           (9.4)%           (6.4)%          (13.3)%
Store locations:
Existing stores                                         43               42               43               41
Stores closed                                           --               --               --               --
New stores opened                                        1               --                1                1
                                              ------------     ------------     ------------     ------------
   Total stores at end of period                        44               42               44               42
                                              ============     ============     ============     ============

(1) The Company considers a store comparable if it has been open for 12 full months and has not changed its square footage by more than 20%. Closed and relocated stores are excluded from the comparable calculation beginning in the month in which the store is closed or relocated. Renovated stores are considered comparable as long as the store square footage does not change by more than 20%.

     One new outlet store was opened in Oklahoma City, Oklahoma during the thirteen weeks ended August 4, 2007 and no stores were relocated or closed. No stores were opened, relocated or closed during the thirteen weeks ended July 29, 2006. During the 26-week 2007 period, the Company opened one new outlet store in Oklahoma City, Oklahoma, and no stores were relocated or closed. During the 26-week 2006 period, the Company opened one new store in Montgomery, Alabama and no stores were relocated or closed.

     The decrease in comparable store sales for the thirteen weeks ended August 4, 2007 can be primarily attributed to three factors: strategically planned lower spring and summer inventory levels, primarily in sale and clearance merchandise, that did not achieve targeted sell through rates at full price or clearance; reduced spending on marketing to the Company's core customers; and the unseasonably cool and rainy weather in the Company's core markets of Texas and Oklahoma that had a negative impact on summer merchandise sales. Direct (internet and catalog) sales were approximately $1.0 million for the thirteen weeks ended August 4, 2007, 16% below last year's level of $1.2 million for the comparable reporting period, due to lower internet clearance sales.

     The sales decline for the twenty-six weeks ended August 4, 2007 is primarily attributed to the reasons mentioned above. Direct (internet and catalog) sales were approximately $2.6 million for the twenty-six weeks ended August 4, 2007, approximately 8% above the levels of $2.4 million for the same period of the prior year.

     Gross margin represents net sales less cost of products, merchandising functions and store occupancy costs for retail stores. Cost of products and merchandising consists primarily of product and operating costs (e.g., product development, sourcing, inbound freight, merchandising, inventory control, inspection, warehousing, internal transfer, purchasing and receiving costs, inventory markdowns and occupancy costs for the Company's retail stores). The Company's second quarter 2007 gross margin of 17.9% was an improvement from the 14.2% in the same period of last year. The gross margin for the twenty-six week period August 4, 2007 increased to 29.1% from 25.8% during the same period of the prior year. Gross margin increased during the thirteen and twenty-six week periods due to fewer markdowns incurred to sell spring and summer merchandise, principally due to lower initial purchase levels.

     Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute direct response catalogs, as well as corporate administrative costs. Selling, general and administrative expenses (including advertising and catalog production costs) increased to 34.5% of sales for the second quarter of 2007 compared to 32.9% for the second quarter of 2006 and decreased slightly to 33.4% of sales for the twenty-six weeks ended August 4, 2007 compared to 33.8% for the twenty-six weeks ended July 29, 2006. Selling, general and administrative expenses were slightly lower in the aggregate but were higher as a percentage of sales due to the sales declines.

     Depreciation and amortization expense increased to 5.3% of sales for the second quarter of 2007 from 4.5% for the second quarter of 2006 and increased to 4.4% for the twenty-six weeks ended August 4, 2007 from 4.2% for the twenty-six weeks ended July 29, 2006. This increase is attributable to the adjustment to write-down leasehold improvement balances of the Company's impaired locations.

     The average balance of total outstanding debt was $32,343,000 for the twenty-six weeks ended August 4, 2007 compared to $24,839,000 for the same period of 2006. This increase in average balances resulted principally from additional long-term borrowing from the Company's preferred shareholders. Interest expense increased as a percentage of sales due to a combination of the Company's higher average debt balance and increased borrowing from preferred shareholders at a higher interest rate. The weighted average interest rate on the Company's WFRF indebtedness was 8.00% at August 4, 2007 compared to 7.54% at July 29, 2006. The weighted average interest rate on the Company's subordinated debt with RonHow was 15.19% at August 4, 2007 and did not exist at July 29, 2006. RonHow agreed to defer $1 million in cash interest payments on all of the outstanding principal of the subordinated debt, which will be added to the principal of the subordinated debt as permitted under the existing terms and be payable at maturity.

     The Company reported a net loss applicable to common stockholders of $5,284,000 or $0.85 per basic and diluted share during the second quarter of 2007 compared to a net loss of $5,435,000 or $0.87 per basic and diluted share for the second quarter of last year. For the twenty-six weeks ended August 4, 2007, the Company reported a net loss applicable to common stockholders of $6,215,000 or $1.00 per basic and diluted share compared to a net loss of $6,735,000 or $1.08 per basic and diluted share for the same period last year. The reduction in the current year loss is the result of an improvement in gross margin and a slight reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs arise primarily from the need to support costs incurred in advance of revenue generation, such as inventory acquisition and direct response catalog development, production and mailing costs. Other liquidity needs relate to the revolving customer charge accounts on the Company's proprietary credit card, the need to cover operating cash flow deficits and to invest in remodeling, fixtures and equipment. The Company recognizes two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company has relied on its bank credit facility to meet these needs as well as proceeds from preferred stock investments of $6 million in February 2001, $4 million in August 2002, $5 million in February 2003, $2.5 million in June 2006 and $2 million in April 2007. The Company has also received funding from loan participations made by significant shareholders in the amounts of $2 million in 2003, $2 million in 2004 and $3 million in January 2006. The Company also received proceeds of a subordinated loan of $5 million in September 2006, $2 million in January 2007, $2 million in March 2007 and $1 million in April 2007. Of the $10 million lent to the Company under this subordinated loan, $2 million was converted to a new Series 2007-A Senior Preferred Stock in April 2007. The Company experienced deficit operating cash flows of $4,484,000 for the twenty-six weeks ended August 4, 2007 compared to deficit operating cash flows of $7,560,000 for the twenty-six weeks ended July 29, 2006. This improvement in cash flow is principally related to the decrease of the Company's inventories for 2007 of $1,027,000 at August 4, 2007 compared to an increase of $1,950,000 at July 29, 2006. The inventories declined due to planned lower purchase levels and less ownership of prior season inventories. The lower purchases were partially offset by a related decrease in accounts payable at August 4, 2007 compared to July 29, 2006. See "Strategy and Liquidity Update" below for additional information.

     The Company's ability to achieve positive cash flows from operating activities depends on its ability to improve sales and gross margin which may allow the Company to achieve a return to future operating profitability. Additionally, the Company may experience needs for additional capital. While the Company has been successful in covering cash flow deficits through line of credit borrowings, private equity investments and subordinated loans from its principal shareholders, there can be no assurances that these, or any other financing resources, will be available for future needs.

     Changes in the Company's investing activities relate primarily to the capital expenditures incurred for the opening of stores in Montgomery, Alabama and Atlanta, Georgia and progress billings on construction of a new store in Little Rock, Arkansas during 2006. One new outlet was opened during the twenty-six weeks ended August 4, 2007, and a major remodel of the Ft. Worth, Texas store was completed. The budgeted capital expenditures for 2007 are approximately $2.0 million which are expected to be used principally for a new store location, one store relocation and existing store enhancements.

     The Company's original three-year credit facility with Wells Fargo Retail Finance II, LLC, ("WFRF") was entered into on February 5, 2003. As discussed below, in January 2006, the maximum available credit line was increased, and the expiration date was extended to February 5, 2010. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is subject to a borrowing base calculation based primarily on inventory and accounts receivable. The facility has two financial covenants, a minimum excess availability covenant of $1.35 million, which was reduced to $1.0 million in January 2006 and reduced again to $500,000 in April 2007, and a maximum capital expenditure covenant, established at $2.8 million for 2007. Interest rates under the facility are at prime plus 0.5% or LIBOR plus 2.50%, with the ability to reduce the rate if the Company achieves certain financial criteria. The balance outstanding on the Company's line of credit at August 4, 2007 was $24,259,000 which includes the $7 million outstanding under the bridge facility discussed below. The Company's line of credit had an average balance of $23,743,000 and $23,600,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. During the twenty-six weeks ended August 4, 2007, the WFRF line of credit had a high balance of $26,007,000. At August 4, 2007 the Company's availability under the WFRF line of credit was approximately $1,703,000 above the minimum availability requirement of $500,000 and the average interest rate on the credit line was 8.00%.

     In July 2003, the Company negotiated an increase of $2 million in its total borrowing availability under its existing credit facility with WFRF. The Company obtained this increase in order to provide additional working capital. The full $2 million was available for borrowing on July 15, 2003 and has been extended to the Company by WFRF based upon a loan participation agreement between WFRF and RonHow, LLC ("RonHow"), an entity established in July 2003 which is owned and controlled directly or indirectly by Ronald de Waal and W. Howard Lester. Mr. de Waal and Mr. Lester are both major beneficial owners of the Company's common and preferred stock.

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

     On August 31, 2006, the Company and RonHow entered into a $10 million Subordinated Loan Agreement ("Loan Agreement") pursuant to which RonHow loaned the Company $5.0 million (the "Loan"). The Loan is repayable at maturity on May 31, 2010 with interest payable monthly at the rate of 13.5% per year. $4.7 million of the Loan was used to pay down the principal balance of the Company's existing indebtedness under its revolving credit facility with WFRF and the $300,000 balance will be used as described below. The Company has the right to reborrow under the WFRF credit facility in accordance with its terms. In consideration of this Loan, the Company also issued to RonHow a 10-year warrant to purchase up to 1,032 shares of a new series of preferred stock, designated Series 2006-B Preferred Stock with a liquidation value of $1,000 per share, at a purchase price of $0.01 per share, which will be vested ratably over the term of the Loan and will become exercisable upon payment in full or in the event of default under the Loan. See Note 8 for further discussion of these warrants. The Loan is also convertible into Series 2006-B Preferred Stock at the option of RonHow at the rate of $1,000 of principal or accrued interest converted for each share of Series 2006-B Preferred Stock. Under the terms of the Loan Agreement, RonHow also has the option to advance an additional $5 million. The Loan is guaranteed by the Company's subsidiaries and is secured by a security interest in all of the Company's and its subsidiaries' personal property. RonHow's rights to the collateral and to payment are subordinate to the Company's existing indebtedness to WFRF pursuant to the terms of a Subordination and Intercreditor Agreement between RonHow, WFRF and the Company.

     In connection with the Loan, the Company and WFRF entered into an amendment to the existing credit facility to permit the new Loan from RonHow and to permit the $300,000 of additional funds loaned by RonHow to be used, at the Company's discretion and subject to certain conditions, for a transaction that would reduce the number of record holders of the Company's common stock so that the Company would no longer be required to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (a "De-registration Transaction"). If the Company determines not to do a De-registration Transaction, the additional $300,000 will be used to pay down the balance of the existing WFRF credit facility. Other than to permit the Loan and the De-registration Transaction, there were no other material changes to the WFRF credit facility terms. On June 5, 2007, the Company filed the necessary reports with the Securities and Exchange Commission to commence this process of De-registration. The Series 2006-B Preferred Stock issuable upon conversion of the Loan or upon exercise of the warrant will be convertible into shares of common stock at a price of $0.43 per share, equal to the 20-day average closing price of the Company's common stock for the period ending immediately before closing of the Loan. On April 3, 2007, RonHow loaned the Company an additional $2 million under the Subordinated Loan Agreement and an additional $1 million on May 2, 2007, bringing the aggregate amount outstanding to $10 million prior to converting $2 million of this debt into 2007-A Preferred Stock during April 2007. In conjunction with these transactions, the Company entered into amendments to the facility with the Company's primary lender, Wells Fargo Retail Finance II, LLC ("WFRF"). WFRF agreed to reduce the block on daily excess availability from $1 million to $500,000, effectively providing the Company with an additional $500,000 of borrowing capacity.

     On August 23, 2007, the Company's principal investor, RonHow, LLC, advanced an additional $2 million under the existing Subordinated Loan Agreement, bringing the total amount outstanding under the agreement to $10 million. It is expected that another $2.4 million of funding under the agreement will be completed once all necessary documentation is prepared, which is estimated to be by September 30, 2007.

     These transactions were approved by the Company's independent directors.

     The Company was in compliance with its debt covenants for the period ended August 4, 2007. Although the Company's line of credit with WFRF does not expire until February 2010, the Company has classified its borrowings under its line of credit as current in its consolidated balance sheets due to the terms of its agreement with the lender. Under the bank agreement, there is an acceleration clause which potentially allows the bank to demand immediate payment of all outstanding borrowings upon the occurrence of a material adverse change in the Company's operations or financial position. Determination of what constitutes a material adverse change is at the discretion of the bank, however, it is subject to reasonableness standards. In addition, the Company is required to maintain a lock-box agreement with the bank whereby all cash received is applied against current borrowings. As a result of these items, the Company is required to classify its line of credit borrowings as current as proscribed by EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

The Company considers the following as measures of liquidity and capital resources as of the dates indicated:

                                              August 4,  February 3,  July 29,
                                                2007        2007        2006
                                              --------    --------    --------
Working capital (000's)                       $ (7,569)   $ (5,912)   $ (7,751)
Current ratio                                    .78:1       .83:1       .77:1
Ratio of working capital to total assets       (.22):1     (.15):1     (.22):1
Ratio of total debt to stockholders' deficit  (2.72):1    (3.37):1    (6.75):1

STRATEGY AND LIQUIDITY UPDATE

     In the Company's Form 10-Ka filing for the year ending February 3, 2007, a Strategy and Liquidity Update was provided within Management's Discussion and Analysis of Financial Condition and Results of Operation. The Company is updating this disclosure as follows regarding key strategic initiatives that have been undertaken to improve its financial results and liquidity.

     During the second quarter of 2007, the Company's total sales decreased 9.2% over the same time during the prior year. For the first half of 2007, total sales were down 1.1%. The second quarter was far more challenging than the first quarter of 2007, which experienced an increase of 6.2% over the first quarter of 2006. It is believed that second quarter results were impacted by:

     o Lower inventory levels, principally in the sale and clearance area. At the end of the second quarter, the Company owned 25% less units of spring and summer clearance merchandise. While the Company owned less inventory in first quarter as well, clearance and sale are not as meaningful to first quarter sales as second quarter which is a traditional clearance period. The Company planned lower purchase levels of spring and summer merchandise but did not achieve targeted sale through rates at either full price or clearance resulting in a decline in total and comparable store sales.
     o Unseasonably cool and rainy weather in the Company's core markets of Texas and Oklahoma that had a negative impact on summer merchandise sales.
     o Reduced spending on marketing to the Company's core customers. While marketing spending was down approximately 5% in the second quarter, efforts were undertaken to reach more customers but with a reduced mailing content to what the core customers would have received in the prior year.

     Despite the sales decreases, reported gross margin improved to 17.9% of sales in second quarter 2007, from 14.2% in the prior year's second quarter. For the 26-week period of 2007, reported gross margin increased to 29.1%, from 25.8% in the prior year 26-week period. The Company's efforts to purchase quantities of merchandise more appropriate to projected sales have been the primary contributor to the gross margin improvement, combined with enhanced merchandise content. In addition to gross margin improvement, the Company's selling, general and administrative expenses declined approximately $300,000 in the aggregate for both the thirteen and 26-week periods of 2007 due to cost control measures, as compared to the comparable reporting period in 2006, although they were higher as a percentage of sales due to the noted sales declines.

     As a result of the second quarter financial performance and the overall retail climate, in August 2007, after the end of the quarter, the Company implemented a corporate restructuring that is expected to achieve significant annualized expense savings. This included the elimination of two executive officer positions.

     Additionally, the Company took steps to enhance its working capital by entering into additional financings with RonHow, LLC ("RonHow"). This is an entity jointly owned by the Company's principal investors, Ronald de Waal and W. Howard Lester. On August 23, 2007, RowHow advanced an additional $2 million under its existing subordinated loan agreement with the Company, bringing the total amount outstanding to $10 million. It is expected that another $2.4 million of funding will be completed by September 30, 2007 once all necessary documentation has been prepared. All advances made during 2007 under the Subordinated Loan Agreement bear interest at an annual rate of 18.0%. Until the Company is able to restore its profitability, it will remain dependent on RonHow for additional financing.

     The Company owns one property, an outlet in Austin, Texas. In August 2007 the Company entered into an agreement to sell the property to an unrelated third party. The agreement is subject to due diligence and closing periods. There can be no assurance that the sale will be concluded. If the sale were to occur, The Company would expect to continue to lease the facility for a predetermined period and would receive approximately $1.3 million in proceeds, net of a related mortgage obligation on the property. Such proceeds, if received, would reduce the outstanding balance of the Company's line of credit with WFRF thereby increasing available funds for business operations.

     The Company believes that prior to 2007 its merchandise has been over-assorted, leading to a confusing customer shopping experience, and that the quantity of merchandise purchased has exceed our ability to sell at profitable margins resulting in significant markdowns. The Company believes that in 2007 the number of items offered and the amount of inventory purchased has been adjusted to more appropriate levels as part of a long-term strategic plan expected to optimize in 2008.

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

     During 2007, the Company has opened a new outlet store in Oklahoma City, Oklahoma, anticipates the relocation of a store in Houston, TX and plans to close its store in Oakbrook Center in Chicago, IL and open a new store in Rogers, AR. The Company believes that in addition to refining its merchandise and related planning and allocation, it is also important to continually improve the store base in an effort to return the Company to profitability.

     The Company owns one property, an outlet in Austin, Texas. In August 2007 the Company entered into an agreement to sell the property to an unrelated third party. The agreement is subject to due diligence and closing periods. There can be no assurance that the sale will be concluded. If the sale were to occur, the Company would expect to continue to lease the operations for a predetermined period and would receive approximately $1.3 million in proceeds net of a related mortgage obligation on the property. Such proceeds, if received, would be used to reduce the Company's line of credit with WFRF thereby increasing available funds for business operations.

     If the Company can properly execute the initiatives outlined above, this may result in improvement in operating performance in the future. No assurances can be provided that the initiatives will result in improvement.

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

     The Company has filed a preliminary proxy statement with the SEC relating to the Deregistration Transaction and has responded to comment letters from the SEC regarding the filing. Upon SEC approval of the filing, the Deregistration Transaction will be considered at the annual meeting of shareholders at a date yet to be determined. If approved at the annual meeting as currently proposed, each shareholder owning less than 1,000 shares of common stock would receive $0.30 per share and would no longer be a shareholder.

     Complete details of the proposal will be mailed to the shareholders at a later date. Interested shareholder may also review the Company's preliminary proxy statement and related Schedule 13E-3, which is available on the SEC's website at www.sec.gov.

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

     During the first half of 2007, the Company's average debt levels increased to $32,343,000 as compared to $24,839,000 for the same period of the prior year. In addition, interest rates have increased from an average of 7.54% at July 29, 2006 to an average of 8.00% at August 4, 2007. The Company's most recent borrowings have been at higher interest rates with $5 million of the investor loan participation bearing interest at four percent above the bank's lending rates and the most recent subordinated debt closed on April 26, 2007 bears an interest rate of 18%.

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

     No change in the Company's internal control over financial reporting occurred during the twenty-six week period ended August 4, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 1A. RISK FACTORS

     There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ending February 3, 2007.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Previously reported on Form 8-K.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     For the period from May 1, 2006 through an indefinite period, the Company's Board of Directors have determined that no dividends will be paid on any series of preferred stock either in cash or stock. During this period, dividends will cumulate. As of September 18, 2007, approximately $2,374,000 of dividends had cumulated with approximately $2,359,000 cumulating in additional shares of preferred stock and approximately $15,000 cumulating in cash.


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


                                        HAROLD'S STORES, INC.



                                        By: /s/ Ronald S. Staffieri
                                            -----------------------------
                                            Ronald S. Staffieri
                                            Chief Executive Officer



                                        By: /s/ Jodi L. Taylor
                                            -----------------------------
                                            Jodi L. Taylor
                                            Chief Financial Officer


Date:  September 18, 2007

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





---------------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.